Form 10-Q
period 2015-06-30
NRG YIELD LLC
filed 2015-08-04
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 333-203369
NRG Yield LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0407370 (I.R.S. Employer Identification No.)

211 Carnegie Center, Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
(609) 524-4500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐       No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒
As of July 31, 2015, there were 34,586,250 Class A units outstanding, 42,738,750 Class B units outstanding, 62,784,250 Class C units outstanding, and 42,738,750 Class D units outstanding. There is no public market for the registrant's outstanding units.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Yield LLC, together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A - Risk Factors in Part II of this Quarterly Report on Form 10-Q and the following:

•	The Company's ability to maintain and grow its quarterly distributions;

•	The Company's ability to successfully identify, evaluate and consummate acquisitions from third parties;

•	The Company's ability to acquire assets from NRG;

•	The Company's ability to raise additional capital due to its indebtedness, corporate structure, market conditions or otherwise;

•
Hazards customary to the power production industry and power generation operations such as fuel and electricity price volatility, unusual weather conditions, catastrophic weather-related or other damage to facilities, unscheduled generation outages, maintenance or repairs, unanticipated changes to fuel supply costs or availability due to higher demand, shortages, transportation problems or other developments, environmental incidents, or electric transmission or gas pipeline system constraints and the possibility that the Company may not have adequate insurance to cover losses as a result of such hazards;

•
The Company's ability to operate its businesses efficiently, manage maintenance capital expenditures and costs effectively, and generate earnings and cash flows from its asset-based businesses in relation to its debt and other obligations;

•	The willingness and ability of counterparties to the Company's offtake agreements to fulfill their obligations under such agreements;

•	The Company's ability to enter into contracts to sell power and procure fuel on acceptable terms and prices as current offtake agreements expire;

•	Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws;

•
Operating and financial restrictions placed on the Company and its subsidiaries that are contained in the project-level debt facilities and other agreements of certain subsidiaries and project-level subsidiaries generally, in the Yield Operating LLC revolving credit facility, in the indenture governing the Senior Notes and in the indenture governing the Company's convertible notes; and

•
The Company's ability to borrow additional funds and access capital markets, as well as the Company's substantial indebtedness and the possibility that the Company may incur additional indebtedness going forward.

Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements included in this Quarterly Report on Form 10-Q should not be construed as exhaustive.

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2019 Convertible Notes	Yield, Inc.'s $345 million aggregate principal amount of 3.50% Convertible Notes due 2019
2020 Convertible Notes	Yield, Inc.'s $287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020
Alta TE Holdco	Alta Wind X-XI TE Holdco LLC
Alta Wind Portfolio	Seven wind facilities that total 947 MW located in Tehachapi, California and a portfolio of associated land leases
AOCL	Accumulated Other Comprehensive Loss
ARRA	American Recovery and Reinvestment Act of 2009
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates - updates to the ASC
BRA	Base Residual Auction
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
CAA	Clean Air Act
CAFD	Cash Available For Distribution
CL&P	Connecticut Light & Power
COD	Commercial Operations Date
Code	Internal Revenue Code
DGPV Holdco	NRG DGPV Holdco 1 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
DOE	Department of Energy
Drop Down Assets	Collectively, the June 2014 Drop Down Assets and the January 2015 Drop Down Assets
El Segundo	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
EME	Edison Mission Energy
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GenConn	GenConn Energy LLC
GHG	Greenhouse Gases
HLBV	Hypothetical Liquidation of Book Value
ISO	Independent System Operator also referred to as RTO
ITC	Investment Tax Credit
January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were acquired by Yield, Inc. from NRG on January 2, 2015
June 2014 Drop Down Assets	The TA High Desert, Kansas South and El Segundo projects, which were acquired by Yield, Inc. from NRG on June 30, 2014
Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the Kansas South project
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC
MMBtu	Million British Thermal Units

MW	Megawatt
MWh	Saleable megawatt hour, net of internal/parasitic load megawatt-hour
MWt	Megawatts Thermal Equivalent
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG Yield, Inc. net of collateral
NRG	NRG Energy, Inc.
NRG Yield	Accounting predecessor, representing the combination of the projects that were acquired by NRG Yield LLC
NRG Yield LLC	NRG Yield LLC, together with its consolidated subsidiaries, or the Company
OCI/OCL	Other comprehensive income/loss
PG&E	Pacific Gas & Electric Company
Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
RPV Holdco	NRG RPV Holdco 1 LLC
QF	Qualifying Facility under PURPA
ROFO Agreement	Amended and Restated Right of First Offer Agreement between Yield, Inc. and NRG
RPM	Reliability Pricing Model
RPS	Renewable Portfolio Standard
RTO	Regional Transmission Organization
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	NRG Yield Operating LLC's $500 million of 5.375% unsecured senior notes due 2024
TA High Desert	TA-High Desert LLC, the operating subsidiary of NRG Solar Mayfair LLC, which owns the TA High Desert project
Taloga	Taloga Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Taloga project
Tapestry	Collection of the Pinnacle, Buffalo Bear and Taloga projects
Thermal Business
The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units

U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.
Utility Scale Solar
Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level

VaR	Value at Risk
VIE	Variable Interest Entity
Walnut Creek	NRG Walnut Creek, LLC, the operating subsidiary of WCEP Holdings, LLC, which owns the Walnut Creek project
Yield, Inc.	NRG Yield, Inc.
Yield Operating LLC	NRG Yield Operating LLC

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NRG YIELD LLC
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014 (a)	2015	2014 (a)
Operating Revenues
Total operating revenues	$217	$173	$397	$313
Operating Costs and Expenses
Cost of operations	67	53	142	113
Depreciation and amortization	59	54	113	78
General and administrative — affiliate	3	2	6	4
Acquisition-related transaction and integration costs	1	—	1	—
Total operating costs and expenses	130	109	262	195
Operating Income	87	64	135	118
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	9	14	10	15
Other income, net	—	—	1	1
Loss on debt extinguishment	(7)	—	(7)	—
Interest expense	(42)	(33)	(111)	(59)
Total other expense, net	(40)	(19)	(107)	(43)
Net Income	47	45	28	75
Less: Net income attributable to noncontrolling interests	7	—	7	—
Net Income Attributable to NRG Yield LLC	$40	$45	$21	$75

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2015	2014 (a)	2015	2014 (a)
	(In millions)
Net Income	$47	$45	$28	$75
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivatives	25	(22)	—	(34)
Other comprehensive income (loss)	25	(22)	—	(34)
Comprehensive Income	72	23	28	41
Less: Comprehensive income attributable to noncontrolling interests	7	—	7	—
Comprehensive Income Attributable to NRG Yield LLC	$65	$23	$21	$41

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014 (a)
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$281	$406
Restricted cash	38	45
Accounts receivable — trade	98	85
Accounts receivable — affiliate	2	—
Inventory	29	27
Derivative instruments	4	—
Notes receivable	7	6
Prepayments and other current assets	19	21
Total current assets	478	590
Property, plant and equipment
In service	4,919	4,796
Under construction	8	8
Total property, plant and equipment	4,927	4,804
Less accumulated depreciation	(449)	(338)
Net property, plant and equipment	4,478	4,466
Other Assets
Equity investments in affiliates	549	227
Notes receivable	13	15
Intangible assets, net of accumulated amortization of $64 and $36	1,389	1,423
Derivative instruments	4	2
Other non-current assets	133	103
Total other assets	2,088	1,770
Total Assets	$7,044	$6,826

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2015	December 31, 2014 (a)
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	$407	$214
Accounts payable	23	20
Accounts payable — affiliate	60	45
Derivative instruments	43	48
Accrued expenses and other current liabilities	37	61
Total current liabilities	570	388
Other Liabilities
Long-term debt — external	3,744	4,247
Long-term debt — affiliate	618	337
Derivative instruments	44	69
Other non-current liabilities	52	49
Total non-current liabilities	4,458	4,702
Total Liabilities	5,028	5,090
Commitments and Contingencies
Members' Equity
Contributed capital	1,729	1,609
Retained earnings	145	185
Accumulated other comprehensive loss	(58)	(58)
Noncontrolling interest	200	—
Total Members' Equity	2,016	1,736
Total Liabilities and Members’ Equity	$7,044	$6,826

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2015	2014 (a)
	(In millions)
Cash Flows from Operating Activities
Net income	$28	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of equity in earnings of unconsolidated affiliates	18	(8)
Depreciation and amortization	113	78
Amortization of financing costs and debt discount/premiums	4	3
Amortization of intangibles and out-of-market contracts	26	1
Adjustment for debt extinguishment	7	—
Changes in derivative instruments	(35)	(5)
Changes in other working capital	(73)	(69)
Net Cash Provided by Operating Activities	88	75
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(37)	—
Acquisition of Drop Down Assets, net of cash acquired	(489)	(336)
Capital expenditures	(8)	(29)
Decrease in restricted cash	7	49
Decrease in notes receivable	3	5
Proceeds from renewable energy grants	—	137
Investments in unconsolidated affiliates	(313)	(15)
Other	—	11
Net Cash Used in Investing Activities	(837)	(178)
Cash Flows from Financing Activities
Contributions from noncontrolling interests	119	—
Capital contributions from NRG	—	2
Distributions and return of capital to NRG	—	(25)
Proceeds from the issuance of Class C units	600	—
Payment of distributions	(61)	(44)
Proceeds from issuance of long-term debt — external	287	41
Proceeds from issuance of long-term debt — affiliate	281	337
Payment of debt issuance costs	(4)	(5)
Payments for long-term debt — external	(598)	(154)
Net Cash Provided by Financing Activities	624	152
Net (Decrease) Increase in Cash and Cash Equivalents	(125)	49
Cash and Cash Equivalents at Beginning of Period	406	59
Cash and Cash Equivalents at End of Period	$281	$108

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Business
NRG Yield LLC, or the Company, was formed by NRG Energy, Inc., or NRG, as a Delaware limited liability company on March 5, 2013, to serve as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. NRG owns 100% of the Company's Class B units and Class D units and receives distributions through its ownership of these units. NRG Yield, Inc., or Yield, Inc., owns 100% of the Company's Class A units and Class C units. NRG Yield LLC, through its wholly owned subsidiary, NRG Yield Operating LLC, or Yield Operating LLC, holds a portfolio of renewable and conventional generation and thermal infrastructure assets, primarily located in the Northeast, Southwest and California regions of the U.S.
On June 29, 2015, Yield, Inc. issued 28,198,000 shares of Class C common stock at a price of $22 per share. Net proceeds to Yield, Inc. from the sale of the Class C common stock were $600 million, net of underwriting discounts and commissions of $20 million. Yield, Inc. utilized the proceeds of the offering to acquire 28,198,000 Class C units of the Company increasing its voting interest to 44.9% and its economic interest to 53.3%. Yield, Inc. consolidates the results of the Company through its controlling interest as sole managing member.
The following table represents the structure of the Company as of June 30, 2015:

NRG Energy, Inc.
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 55.1% Voting Interest
NRG Yield, Inc.
Class A Common Stock and Class C Common Stock Aggregate 44.9% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 53.3% Economic Interest
Class B Units and Class D Units Aggregate 46.7% Economic Interest
NRG Yield LLC
NRG Yield Operating LLC
Project companies

As of June 30, 2015, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
GenConn Middletown	49.95%	95	Connecticut Light & Power	2041
GenConn Devon	49.95%	95	Connecticut Light & Power	2040
Marsh Landing	100%	720	Pacific Gas and Electric	2023
El Segundo	100%	550	Southern California Edison	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	49.95%	23	Pacific Gas and Electric	2031
Avra Valley	100%	25	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Roadrunner	100%	20	El Paso Electric	2031
CVSR	48.95%	122	Pacific Gas and Electric	2038
Kansas South	100%	20	Pacific Gas and Electric	2033
TA High Desert	100%	20	Southern California Edison	2033
Desert Sunlight 250	25%	63	Southern California Edison	2035
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2040
		481
Distributed Solar
AZ DG Solar Projects	100%	5	Various	2025 - 2033
PFMG DG Solar Projects	51%	5	Various	2032
		10
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038(c)
Alta XI (b)	100%	90	Southern California Edison	2038(c)
South Trent	100%	101	AEP Energy Partners	2029
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Taloga	100%	130	Oklahoma Gas & Electric	2031
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2038
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
		1,389
Thermal
Thermal equivalent MWt(d)	100%	1,310	Various	Various
Thermal generation	100%	124	Various	Various

Total net capacity (excluding equivalent MWt)		3,949

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of June 30, 2015.
(b) Projects are part of tax equity arrangements, as further described in Note 2, Summary of Significant Accounting Policies.
(c) PPA begins on January 1, 2016.
(d) For thermal energy, net capacity represents MWt for steam or chilled water and excludes 134 MWt available under the right-to-use provisions contained in agreements between two of the Company's thermal facilities and certain of its customers.

Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The thermal assets are comprised of district energy systems and combined heat and power plants that produce steam, hot water and/or chilled water and, in some instances, electricity at a central plant. Three of the district energy systems are subject to rate regulation by state public utility commissions while the other district energy systems have rates determined by negotiated bilateral contracts.
In connection with the initial public offering of Yield, Inc. in 2013, the Company entered into a management services agreement with NRG for various services, including human resources, accounting, tax, legal, information systems, treasury, and risk management. Costs incurred by the Company under this agreement were $6 million and $4 million for the six months ended June 30, 2015, and 2014, respectively, which included certain direct expenses incurred by NRG on behalf of the Company.
As described in Note 3, Business Acquisitions, on January 2, 2015, the Company acquired the Laredo Ridge, Tapestry, and Walnut Creek projects, or the January 2015 Drop Down Assets, for total cash consideration of $489 million, including $9 million for working capital, plus assumed debt of $737 million. Additionally, on June 30, 2014, the Company acquired the TA High Desert, Kansas South, and El Segundo projects, or the June 2014 Drop Down Assets, from NRG for total cash consideration of $357 million plus assumed project level debt. These acquisitions were accounted for as transfers of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfer as if it had taken place from the beginning of the financial statements period, or from the date the entities were under common control, which was April 1, 2014, for the January 2015 Drop Down Assets, which represents the date these entities were acquired by NRG.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company's annual financial statements for the year ended December 31, 2014, included in the Company's Prospectus dated June 22, 2015. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2015, and the results of operations, comprehensive income and cash flows for the six months ended June 30, 2015, and 2014.

Note 2 — Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during the reporting period. Actual results could be different from these estimates.
Tax Equity Arrangements
Certain portions of the Company’s noncontrolling interest in subsidiaries represent third-party interests in the net assets under certain tax equity arrangements, which are consolidated by the Company, that have been entered into to finance the cost of wind facilities eligible for certain tax credits. Additionally, certain portions of the Company’s investments in unconsolidated affiliates reflect the Company’s interests in tax equity arrangements that are not consolidated by the Company that have been entered into to finance the cost of solar energy systems under operating leases eligible for certain tax credits. The Company has determined that the provisions in the contractual agreements of these structures represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the noncontrolling interest and investment in unconsolidated affiliates that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the hypothetical liquidation book value, or HLBV, method. Under the HLBV method, the amounts reported as noncontrolling interests and investment in unconsolidated affiliates represent the amounts the investors that are party to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The investors’ interests in the results of operations of the funding structures are determined as the difference in noncontrolling interests and investment in unconsolidated affiliates at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds’ investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period.
Noncontrolling Interests
The following table reflects the changes in the Company's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2014	—
Contributions from noncontrolling interest for Alta Wind X-X1 TE Holdco	119
Noncontrolling interest acquired in Spring Canyon acquisition	74
Comprehensive income	7
Balance as of June 30, 2015	$200
On June 30, 2015, Yield Operating LLC sold an economic interest in Alta TE Holdco, holder of the Alta Wind X and Alta Wind XI projects, to a financial institution in order to monetize cash and tax attributes, primarily production tax credits. The net proceeds of $119 million are reflected as noncontrolling interest in the Company's balance sheet.
As described in Note 3, Business Acquisitions, the Company acquired Spring Canyon on May 7, 2015. The Company owns 90.1% of the Class B shares of Spring Canyon. The seller, Invenergy, owns the remaining 9.9% of the Class B shares and the Class A shares are owned by a tax equity investor. The interests of Invenergy and the tax equity investor of $74 million are shown as noncontrolling interests.
Distributions
On August 4, 2015, NRG Yield LLC announced the declaration of a distribution on its Class A, Class B, Class C and Class D units of $0.21 per unit payable on September 15, 2015 to unit holders of record as of September 1, 2015.
On May 20, 2015, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.20 per unit, which was paid on June 15, 2015.
On February 17, 2015, the Company declared a distribution on its Class A and Class B units of $0.39 per unit, which was paid on March 16, 2015.
Income Taxes
The Company is classified as a partnership for federal and state income tax purposes. Therefore, federal and state income taxes are assessed at the partner level. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.
Recent Accounting Developments
ASU 2015-03 — In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU No. 2015-03.  The amendments of ASU No. 2015-03 were issued to reduce complexity in the balance sheet presentation of debt issuance costs.  ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard.  The guidance in ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been previously issued. Had the Company adopted this guidance early, other assets would have been lower by $55 million and $61 million with corresponding decreases in debt as of June 30, 2015, and December 31, 2014, respectively. The adoption of this standard will have no impact on the Company's results of operations, cash flows or net assets.

ASU 2015-02 — In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU No. 2015-02. The amendments of ASU No. 2015-02 were issued in an effort to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance in ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the standard effective January 1, 2015 and the adoption of this standard did not impact the Company's results of operations, cash flows or financial position.
ASU 2014-16 — In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, or ASU No. 2014-16. The amendments of ASU No. 2014-16 clarify how U.S. GAAP should be applied in determining whether the nature of a host contract is more akin to debt or equity and in evaluating whether the economic characteristics and risks of an embedded feature are "clearly and closely related" to its host contract. The guidance in ASU No. 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted the standard effective January 1, 2015 and the adoption of this standard did not impact the Company's results of operations, cash flows or financial position.

ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09.  The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting.  The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation.  On July 9, 2015, the FASB voted to defer the effective date by one year to make the guidance of ASU No. 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted, but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.

Note 3 — Business Acquisitions
2015 Acquisitions

Desert Sunlight — On June 29, 2015, the Company acquired 25% of the membership interest in Desert Sunlight Investment Holdings, LLC, which owns two solar photovoltaic facilities that total 550 MW, located in Desert Center, California from EFS Desert Sun, LLC, an affiliate of GE Energy Financial Services for a purchase price of $285 million. Power generated by the facilities is sold to Southern California Edison and Pacific Gas and Electric under long-term PPAs with approximately 20 years and 25 years of remaining contract life, respectively. The Company accounts for its 25% investment as an equity method investment.

Spring Canyon — On May 7, 2015, the Company acquired a 90.1% interest in Spring Canyon II, a 34 MW wind facility, and Spring Canyon III, a 29 MW wind facility, each located in Logan County, Colorado, from Invenergy Wind Global LLC. The purchase price was funded with cash on hand. Power generated by Spring Canyon II and Spring Canyon III is sold to Platte River Power Authority under long-term PPAs with approximately 24 years of remaining contract life.

University of Bridgeport Fuel Cell — On April 30, 2015, the Company completed the acquisition of the University of Bridgeport Fuel Cell project in Bridgeport, Connecticut from FuelCell Energy, Inc. The project added an additional 1.4 MW of thermal capacity to the Company's portfolio, with a 12 year contract, with the option for a 7-year extension. The acquisition is reflected in the Company's Thermal segment.

January 2015 Drop Down Assets from NRG — On January 2, 2015, the Company acquired the following projects from NRG: (i) Laredo Ridge, an 80 MW wind facility located in Petersburg, Nebraska, (ii) Tapestry, which includes Buffalo Bear, a 19 MW wind facility in Buffalo, Oklahoma; Taloga, a 130 MW wind facility in Putnum, Oklahoma; and Pinnacle, a 55 MW wind facility in Keyser, West Virginia, and (iii)  Walnut Creek, a 485 MW natural gas facility located in City of Industry, California, for total cash consideration of $489 million, including $9 million for working capital, plus assumed project-level debt of $737 million. The Company funded the acquisition with cash on hand and drawings under its revolving credit facility. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and the historical value of the entities' equity of $61 million, as well as $23 million of AOCL, was recorded as a distribution to NRG and reduced contributed capital. Since the transaction constituted a transfer of assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. NRG acquired the majority of EME's assets, including Laredo Ridge, Tapestry and Walnut Creek, on April 1, 2014.

The following table presents the historical information summary combining the financial information for the January 2015 Drop Down Assets transferred in connection with the acquisition:

	December 31, 2014
	As Previously Reported	Walnut Creek	Tapestry	Laredo Ridge	As Currently Reported
		(In millions)
Current assets	$523	$46	$14	$7	$590
Property, plant and equipment	3,487	575	286	118	4,466
Non-current assets	1,603	57	61	49	1,770
Total assets	5,613	678	361	174	6,826

Debt	4,061	437	192	108	4,798
Other current and non-current liabilities	221	62	5	4	292
Total liabilities	4,282	499	197	112	5,090
Net assets	$1,331	$179	$164	$62	$1,736

Supplemental Pro Forma Information
As described above, the Company's acquisition of the January 2015 Drop Down Assets was accounted for as a transfer of entities under common control and all periods were retrospectively adjusted to reflect the entities as if they were transferred on the date the entities were under common control, which was April 1, 2014, the date NRG acquired Walnut Creek, Laredo Ridge and Tapestry. The following unaudited supplemental pro forma information represents the results of operations as if the Company had acquired the January 2015 Drop Down Assets on January 1, 2014, including the impact of acquisition accounting with respect to NRG's acquisition of the projects.

For the six months ended
(In millions)	June 30, 2014

Operating revenues	$339
Net income	71
Since the acquisition date, the January 2015 Drop Down Assets contributed $73 million in operating revenues and $23 million in net income.

2014 Acquisitions

Alta Wind Portfolio Acquisition — On August 12, 2014, the Company acquired 100% of the membership interests of Alta Wind Asset Management Holdings, LLC, Alta Wind Company, LLC, Alta Wind X Holding Company, LLC and Alta Wind XI Holding Company, LLC, which collectively own seven wind facilities that total 947 MW located in Tehachapi, California and a portfolio of associated land leases, or the Alta Wind Portfolio. Power generated by the Alta Wind Portfolio is sold to Southern California Edison under long-term PPAs, with 21 years of remaining contract life for Alta Wind I-V. The Alta X and XI PPAs begin in 2016 with a term of 22 years and currently sell energy and renewable energy credits on a merchant basis.
The purchase price for the Alta Wind Portfolio was $923 million, which consisted of a base purchase price of $870 million, as well as a payment for working capital of $53 million, plus the assumption of $1.6 billion of non-recourse project-level debt. In order to fund the purchase price, Yield, Inc. completed an equity offering of 12,075,000 shares of its Class A common stock at an offering price of $54.00 per share on July 29, 2014, which resulted in net proceeds of $630 million, after underwriting discounts and expenses. In addition, on August 5, 2014, Yield Operating LLC issued $500 million of Senior Notes, which bear interest at a rate of 5.375% and mature in August 2024.
The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of December 31, 2014, as well as adjustments made through June 30, 2015.

The purchase price of $923 million was provisionally allocated as follows:

	Acquisition Date Fair Value at December 31, 2014	Measurement period adjustments	Revised Acquisition Date
(In millions)
Assets
Cash	$22	$—	$22
Current and non-current assets	49	(2)	47
Property, plant and equipment	1,304	6	1,310
Intangible assets	1,177	(6)	1,171
Total assets acquired	2,552	(2)	2,550

Liabilities
Debt	1,591	—	1,591
Current and non-current liabilities	38	(2)	36
Total liabilities assumed	1,629	(2)	1,627
Net assets acquired	$923	$—	$923

Fair value measurements

The fair values of the property, plant and equipment and intangible assets were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. Significant inputs were as follows:

•
Property, plant and equipment — The fair values were determined primarily based on an income method using discounted cash flows and validated using a cost approach based on the replacement cost of the assets less economic obsolescence. The income approach was applied by determining the enterprise value for each acquired entity and subtracting the fair value of the intangible assets and working capital to determine the implied value of the tangible fixed assets. This methodology was primarily relied upon as the forecasted cash flows incorporate the specific attributes of each asset including age, useful life, equipment condition and technology. The income approach also allows for an accurate reflection of current and expected market dynamics such as supply and demand and regulatory environment as of the acquisition date.

•
Intangible Assets - PPAs — The fair values of the PPAs acquired were determined utilizing a variation of the income approach where the incremental future cash flows resulting from the acquired PPAs compared to the cash flows based on current market prices were discounted to present value at a weighted average cost of capital reflective of a market participant. The values were corroborated with available market data. The PPA values will be amortized over the term of the PPAs, which approximate 22 years.

•
Intangible Assets - Leasehold rights — The fair values of the leasehold rights acquired, which represent the contractual right to receive royalty payments equal to a percentage of PPA revenue from certain projects, were determined utilizing the income approach. The values were corroborated with available market data. The leasehold rights values will be amortized over a period of 21 years, which is equal to the average term of the contracts.

June 2014 Drop Down Assets — On June 30, 2014, Yield Operating LLC acquired from NRG: (i) El Segundo, a 550 MW fast-start, gas-fired facility located in Los Angeles County, California; (ii) TA High Desert, a 20 MW solar facility located in Los Angeles County, California; and (iii) Kansas South, a 20 MW solar facility located in Kings County, California. Yield Operating LLC paid total cash consideration of $357 million, which represents a base purchase price of $349 million and $8 million of working capital adjustments. In addition, the acquisition included the assumption of $612 million of project-level debt. The assets and liabilities transferred to the Company relate to interests under common control by NRG and, were recorded at historical cost in accordance with ASC 805-50. The difference between the cash proceeds and the historical value of the net assets was recorded as a distribution to NRG and reduced the balance of its contributed capital. Since the transaction constituted a transfer of entities under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfer as if it had taken place from the beginning of the financial statements period.

Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	June 30, 2015	December 31, 2014	Depreciable Lives
	(In millions)
Facilities and equipment	$4,832	$4,709	2 - 40 Years
Land and improvements	87	87
Construction in progress	8	8
Total property, plant and equipment	4,927	4,804
Accumulated depreciation	(449)	(338)
Net property, plant and equipment	$4,478	$4,466

Note 5 — Variable Interest Entities, or VIEs
Entity that is Consolidated
Alta TE Holdco — On June 30, 2015, the Company sold an economic interest in Alta TE Holdco, to a financial institution in order to monetize certain cash and tax attributes, primarily production tax credits. The financial institution, or Investor, receives 99% of allocations of taxable income and other items until the flip point, which occurs when the Investor obtains a specified return on its initial investment, at which time the allocations to the Investor change to 5%. The Company receives 100% of cash available for distribution in the first year and subsequently receives 94.34% until the flip point, at which time the allocations to the Company of cash available for distribution change to 97.12%, except if the flip point has not occurred by a specified date, which would result in 100% of cash available for distribution allocated to the Investor until the flip point occurs. Alta TE Holdco is a VIE and the Company is the primary beneficiary, through its position as managing member, and consolidates Alta TE Holdco. The net proceeds of $119 million are reflected as noncontrolling interest in the Company's balance sheet.

The summarized financial information for Alta TE Holdco consisted of the following:

(In millions)	June 30, 2015
Other current and non-current assets	$11
Property, plant and equipment	493
Intangible assets	287
Total assets	791
Current and non-current liabilities	8
Total liabilities	8
Noncontrolling interest	130
Net assets less noncontrolling interests	$653
Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, Consolidation, but is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting.
NRG DGPV Holdco 1 LLC — On May 8, 2015, NRG Yield DGPV Holding LLC, a subsidiary of the Company, and NRG Renew LLC, a subsidiary of NRG, entered into a partnership by forming NRG DGPV Holdco 1 LLC, or DGPV Holdco, that will own or purchase solar power generation projects and other ancillary related assets via intermediate funds. On June 12, 2015, DGPV Holdco invested in a tax equity portfolio of distributed solar projects acquired from NRG Renew LLC. The portfolio agreed to pay NRG Renew LLC approximately $32 million for the acquired projects, of which approximately $7 million was paid in June 2015. The Company's initial investment in this portfolio was $4 million in cash and a $15 million payable into the portfolio, which it expects to pay during the third quarter of 2015. The Company's maximum exposure to loss is limited to its equity investment, which was $19 million as of June 30, 2015.
NRG RPV Holdco 1 LLC — On April 9, 2015, NRG Yield RPV Holding LLC, a subsidiary of the Company, and NRG Residential Solar Solutions LLC, a subsidiary of NRG, entered into a partnership, by forming NRG RPV Holdco 1 LLC, or RPV Holdco, that will invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years; and (ii) in-development, tax equity financed portfolios of approximately 13,000 leases representing approximately 90 MW, with an average lease term for the existing and new leases of approximately 17 to 20 years. The following illustrates the structure of RPV Holdco:

NRG Residential Solar Solutions, LLC (subsidiary of NRG)
NRG Yield Operating LLC
5% of pre-flip allocations/
95% of post-flip allocations
Managing member
Consolidates RPV Holdco
95% of pre-flip allocations/
5% of post-flip allocations
Investor member
RPV Holdco
Maintenance and Installation of systems
Investment Funds

The Company invested $26 million in RPV Holdco in April 2015 related to the existing, unlevered portfolio of leases. The Company also invested $14 million of its $150 million commitment in the tax equity financed portfolios through June 30, 2015. Its maximum exposure will be limited to its equity investment. RPV Holdco is considered a VIE under ASC 810, however the Company is not the primary beneficiary, and will account for its investment under the equity method. The Company's maximum exposure to loss is limited to its equity investment, which was $40 million as of June 30, 2015.

GenConn Energy LLC — The Company has a 49.95% interest in GCE Holding LLC, the owner of GenConn, which owns and operates two 190 MW peaking generation facilities in Connecticut at the Devon and Middletown sites. Each of these facilities was constructed pursuant to a 30-year cost of service type contract with the Connecticut Light & Power Company. GenConn is considered a VIE under ASC 810, however the Company is not the primary beneficiary, and accounts for its investment under the equity method.
The project was funded through equity contributions from the owners and non-recourse, project-level debt. As of June 30, 2015, the Company's investment in GenConn was $113 million and its maximum exposure to loss is limited to its equity investment. Additionally, GenConn has a $237 million project note with an interest rate of 4.73% and a maturity date of July 2041, and a 5-year, $35 million working capital facility that matures in 2018, which can be used to issue letters of credit at an interest rate of 1.875% per annum. As of June 30, 2015, $224 million was outstanding under the note and nothing was drawn on the working capital facility. The note is secured by all of the GenConn assets.
The following table presents summarized financial information for GCE Holding LLC:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Income Statement Data:
Operating revenues	$18	$18	$40	$44
Operating income	11	10	20	20
Net income	$8	$7	$14	$14

	June 30, 2015	December 31, 2014
Balance Sheet Data:	(In millions)
Current assets	$37	$33
Non-current assets	424	438
Current liabilities	16	20
Non-current liabilities	$219	$223

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accounts payable — affiliate, accrued expenses and other liabilities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Assets:
Notes receivable, including current portion	$20	$20	$21	$21
Liabilities:
Long-term debt — affiliate	618	643	337	386
Long-term debt, including current portion — external	$4,151	$4,155	$4,461	$4,478
The fair value of notes receivable and long-term debt are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments and are classified as Level 3 within the fair value hierarchy.

Fair Value Accounting under ASC 820
ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•	Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•	Level 2—inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3—unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.
In accordance with ASC 820, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement.
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2015	As of December 31, 2014
	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 2
Derivative assets:
Commodity contracts	$4	$—
Interest rate contracts	4	2
Total assets	8	2
Derivative liabilities:
Commodity contracts	3	3
Interest rate contracts	84	114
Total liabilities	$87	$117

(a) There were no assets or liabilities classified as Level 1 or Level 3 as of June 30, 2015, or December 31, 2014.

Derivative Fair Value Measurements
A majority of the Company's contracts are non-exchange-traded and valued using prices provided by external sources. For the Company’s energy markets, management receives quotes from multiple sources. To the extent that multiple quotes are received, the prices reflect the average of the bid-ask mid-point prices obtained from all sources believed to provide the most liquid market for the commodity. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of June 30, 2015, there were no contracts valued with prices provided by models and other valuation techniques.
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is calculated based on credit default swaps. To the extent that the net exposure is an asset, the Company uses the counterparty’s default swap rate. If the exposure is a liability, the Company uses its default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of June 30, 2015, the credit reserve resulted in a $1 million increase in fair value which is composed of a $1 million gain in OCI. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.

Concentration of Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) a daily monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2015, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.4 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

Note 7 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the Company's audited consolidated financial statements included in the Company's financial statements for the year ended December 31, 2014, included in the Company's Prospectus dated June 22, 2015.
Energy-Related Commodities
As of June 30, 2015, the Company had forward contracts with an NRG subsidiary hedging the sale of power from the Alta X and Alta XI wind facilities extending through the end of 2015 and forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers extending through 2017. At June 30, 2015, these contracts were not designated as cash flow or fair value hedges.
Interest Rate Swaps
As of June 30, 2015, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, most of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of June 30, 2015, and December 31, 2014.

		Total Volume
		June 30, 2015	December 31, 2014
Commodity	Units	(In millions)
Natural Gas	MMBtu	3	2
Interest	Dollars	$1,841	$2,817
The decrease in the interest rate position is primarily the result of settling the Alta X and Alta XI interest rate swaps in connection with the repayment of the outstanding project-level debt, as further described in Note 8, Long-term Debt.
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$37	$40
Interest rate contracts long-term	4	2	42	49
Total Derivatives Designated as Cash Flow Hedges	4	2	79	89
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	3	5
Interest rate contracts long-term	—	—	2	20
Commodity contracts current	4	—	3	3
Total Derivatives Not Designated as Cash Flow Hedges	4	—	8	28
Total Derivatives	$8	$2	$87	$117

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of June 30, 2015, there was no outstanding collateral paid or received. The following table summarizes the offsetting of derivatives by counterparty master agreement level:

	Gross Amounts Not Offset in the Statement of Financial Position
As of June 30, 2015	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$4	$(1)	$3
Derivative liabilities	(3)	1	(2)
Total commodity contracts	1	—	1
Interest rate contracts:
Derivative assets	4	(3)	1
Derivative liabilities	(84)	3	(81)
Total interest rate contracts	(80)	—	(80)
Total derivative instruments	$(79)	$—	$(79)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2014	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$—	$—	$—
Derivative liabilities	(3)	—	(3)
Total commodity contracts	(3)	—	(3)
Interest rate contracts:
Derivative assets	2	(2)	—
Derivative liabilities	(114)	2	(112)
Total interest rate contracts	(112)	—	(112)
Total derivative instruments	$(115)	$—	$(115)
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL, balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In millions)
Accumulated OCL beginning balance	$(83)	$(13)	$(58)	$(1)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	4	4	7	7
Mark-to-market of cash flow hedge accounting contracts	21	(26)	(7)	(41)
Accumulated OCL ending balance	$(58)	$(35)	$(58)	$(35)
Losses expected to be realized from OCL during the next 12 months	$(17)		$(17)
Amounts reclassified from accumulated OCL into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense. There was no ineffectiveness for the three or six months ended June 30, 2015, and 2014.
Impact of Derivative Instruments on the Statements of Operations
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the three months ended June 30, 2015, and 2014, the impact to the consolidated statements of operations was a gain of $31 million and a loss of $3 million, respectively. For the six months ended June 30, 2015, and 2014, the impact to the consolidated statements of operations was a gain of $19 million and a loss of $6 million, respectively.

A portion of the Company’s derivative commodity contracts relate to its Thermal Business for the purchase of fuel commodities based on the forecasted usage of the thermal district energy centers. Realized gains and losses on these contracts are reflected in the fuel costs that are permitted to be billed to customers through the related customer contracts or tariffs and accordingly, no gains or losses are reflected in the consolidated statements of operations for these contracts.
Commodity contracts also hedge the forecasted sale of power for the Alta X and Alta XI wind facilities until the start of the PPAs on January 1, 2016. The effect of these commodity hedges is recorded to operating revenues. For the three months ended June 30, 2015, and 2014, the impact to the consolidated statements of operations was an unrealized loss of $4 million and $0 million, respectively. For the six months ended June 30, 2015, and 2014, the impact to the consolidated statements of operations was an unrealized gain of $3 million and $0 million, respectively.
See Note 6, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 8 — Long-term Debt
This footnote should be read in conjunction with the complete description under Note 9, Long-term Debt, to the Company's financial statements for the year ended December 31, 2014 included in the Company's Prospectus dated June 22, 2015. Long-term debt consisted of the following:

	June 30, 2015	December 31, 2014	June 30, 2015, interest rate % (a)
	(In millions, except rates)
Senior Notes, due 2024	$500	$500	5.375
Long-term debt - affiliate, due 2019	337	337	3.580
Long-term debt - affiliate, due 2020	281	—	3.325
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019	267	—	L+2.50

Project-level debt:
Alta Wind I, lease financing arrangement, due 2034	255	261	7.015
Alta Wind II, lease financing arrangement, due 2034	200	205	5.696
Alta Wind III, lease financing arrangement, due 2034	208	212	6.067
Alta Wind IV, lease financing arrangement, due 2034	138	138	5.938
Alta Wind V, lease financing arrangement, due 2035	215	220	6.071
Alta Wind X, due 2021	—	300	L+2.00
Alta Wind XI, due 2021	—	191	L+2.00
Alta Realty Investments, due 2031	33	34	7.00
Alta Wind Asset Management, due 2031	19	20	L+2.375
NRG West Holdings LLC, due 2023 (El Segundo Energy Center)	489	506	L+1.625 - L+2.25
NRG Marsh Landing LLC, due 2017 and 2023	454	464	L+1.75 - L+1.875
Walnut Creek Energy, due 2023	381	391	L+1.625
Tapestry Wind LLC, due 2021	185	192	L+1.625
NRG Solar Alpine LLC, due 2014 and 2022	161	163	L+1.75
NRG Energy Center Minneapolis LLC, due 2017 and 2025	112	121	5.95 -7.25
Laredo Ridge LLC, due 2026	106	108	L+1.875
NRG Solar Borrego LLC, due 2025 and 2038	74	75	L+ 2.50/5.65
South Trent Wind LLC, due 2020	63	65	L+2.75
NRG Solar Avra Valley LLC, due 2031	62	63	L+1.75
TA High Desert LLC, due 2020 and 2032	54	55	L+2.50/5.15
WCEP Holdings LLC, due 2023	46	46	L+3.00
NRG Roadrunner LLC, due 2031	41	42	L+2.01
NRG Solar Kansas South LLC, due 2031	34	35	L+2.00
NRG Solar Blythe LLC, due 2028	22	22	L+2.75
PFMG and related subsidiaries financing agreement, due 2030	31	31	6.00
NRG Energy Center Princeton LLC, due 2017	1	1	5.95
Subtotal project-level debt:	3,384	3,961
Total debt	4,769	4,798
Less current maturities	407	214
Total long-term debt	$4,362	$4,584

(a) As of June 30, 2015, L+ equals 3 month LIBOR plus x%, except for the NRG Marsh Landing term loan, Walnut Creek term loan, and the Revolving Credit Facility where L+ equals 1 month LIBOR plus x% and Kansas South where L+ equals 6 month LIBOR plus x%.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of June 30, 2015, the Company was in compliance with all of the required covenants.

The discussion below lists changes to or additions of long-term debt for the six months ended June 30, 2015.
Yield, Inc. 2020 Convertible Notes and Related Intercompany Note
On June 29, 2015, Yield, Inc. closed on its offering of $287.5 million of 3.25% Convertible Notes due 2020, or the 2020 Convertible Notes. The 2020 Convertible Notes are convertible, under certain circumstances, into Yield, Inc.’s Class C common stock, cash or a combination thereof at an initial conversion price of $27.50 per Class C common share, which is equivalent to an initial conversion rate of approximately 36.3636 shares of Class C common stock per $1,000 principal amount of 2020 Convertible Notes. The Company and Yield Operating LLC provided a guarantee to Yield, Inc. with respect to the 2020 Convertible Notes. In addition, Yield Operating LLC and Yield, Inc. entered into an intercompany borrowing arrangement, under which Yield Operating LLC received $281 million of the proceeds of the 2020 Convertible Notes. The intercompany note bears interest at a rate of 3.325% and matures in 2020.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
On June 26, 2015, the Company amended the revolving credit facility to, among other things, increase the availability from $450 million to $495 million. As of June 30, 2015, $267 million of borrowing and $32 million of letters of credit were outstanding. In July 2015, the Company repaid $190 million utilizing proceeds from the issuance of the 2020 Convertible Notes and the Yield, Inc. Class C common stock issuance.
Alta Wind X and Alta Wind XI Due 2021
On June 30, 2015, Yield Operating LLC entered into a tax equity financing arrangement through which it has received $119 million in net proceeds, as described in Note 5, Variable Interest Entities, or VIEs. These proceeds, as well as proceeds obtained from the June 29, 2015, Yield, Inc. common stock offering, as described in Note 1, Nature of Business, and 2020 Convertible Notes issuance, as described above, were utilized to repay all of the outstanding project indebtedness associated with the Alta Wind X and Alta Wind XI wind facilities. The Company also settled interest rate swaps associated with the project level debt for the Alta Wind X and Alta Wind XI wind facilities at a value of $17 million.
Laredo Ridge
On July 27, 2010, Laredo Ridge entered into a credit agreement with a group of lenders for a $75 million construction loan that was convertible to a term loan upon completion of the project, a $53 million cash grant loan and a $3 million working capital loan facility. The project met the conditions to convert to a term loan on March 18, 2011. The cash grant loan was repaid in July 2011 with proceeds of the cash grant. The credit agreement also included a letter of credit facility on behalf of Laredo Ridge of up to $9 million. Laredo Ridge paid a fee equal to the applicable margin on issued letters of credit.
On December 17, 2014, Laredo Ridge amended the credit agreement to increase its term loan borrowings by an additional $41 million to reduce the working capital facility by $1 million, to increase the letter of credit facility by $1 million and to reduce the related interest rate to LIBOR plus 1.875% through December 31, 2018, LIBOR plus 2.125% from January 1, 2019 through December 31, 2023 and LIBOR plus 2.375% from January 1, 2024 through the maturity date. The fee on the working capital facility was reduced to 0.5%. In addition, the maturity date was extended to March 31, 2028. The proceeds were utilized to make a distribution of $33 million to NRG Wind LLC, an NRG subsidiary, with the remaining $8 million utilized to fund the costs of the amendment. As of June 30, 2015, $106 million was outstanding under the term loan, nothing was outstanding under the working capital facility, and $10 million of letters of credit in support of the project were issued.
In connection with the amendment to the credit agreement, Laredo Ridge entered into a series of fixed for floating interest rate swaps that would fix the interest rate for a minimum of 75% of the outstanding notional amount. Laredo Ridge pays its counterparty the equivalent of a 2.31% fixed interest payment on a predetermined notional value, and quarterly, Laredo Ridge will receive the equivalent of a floating interest payment based on the three-month LIBOR calculated on the same notional value through December 31, 2028. All interest rate swap payments by Laredo Ridge and its counterparties are made quarterly and LIBOR is determined in advance of each interest period.
Tapestry Wind LLC
On December 21, 2011, Tapestry Wind LLC entered into a credit agreement with a group of lenders for a $214 million term loan and an $8 million working capital loan facility. The term loan matures in December 2021. It is secured by Tapestry Wind LLC's interest in the Buffalo Bear, Taloga, and Pinnacle projects. The term loan amortizes based upon a predetermined schedule. The working capital facility is available to fund the operating needs of Tapestry Wind LLC. The commitment fee on this facility is 0.75%. The credit agreement also includes a letter of credit facility on behalf of Tapestry Wind LLC of up to $20 million. Tapestry Wind LLC pays a fee equal to the applicable margin on issued letters of credit.

Under the terms of the agreement, Tapestry Wind LLC entered into a series of fixed for floating interest rate swaps that would fix the interest rate for a minimum of 90% of the outstanding notional amount. Tapestry Wind LLC will pay its counterparty the equivalent of a 2.21% fixed interest payment on a predetermined notional value, and quarterly, Tapestry Wind LLC will receive the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through December 21, 2021. All interest rate swap payments by Tapestry Wind LLC and its counterparties are made quarterly and the LIBOR is determined in advance of each interest period. Swaps became effective December 30, 2011, and amortize in proportion to the term loan. At the same time Tapestry Wind LLC entered into a series of forward starting swaps to hedge the refinancing risk. The swaps are effective December 21, 2021. Tapestry Wind LLC will pay its counterparty the equivalent of a 3.57% fixed interest payment on a predetermined notional value, and quarterly, Tapestry Wind LLC will receive the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through December 21, 2029.
On November 12, 2014, Tapestry Wind LLC amended the credit agreement to reduce the related interest rate to LIBOR plus 1.625% through December 20, 2018 and LIBOR plus 1.75% from December 21, 2018 through the maturity date. As of June 30, 2015, $185 million was outstanding under the term loan, nothing was outstanding under the working capital facility and $20 million of letters of credit in support of the project were issued.
Walnut Creek
On July 27, 2011, Walnut Creek entered into a credit agreement with a group of lenders for a $442 million construction loan that was convertible to a term loan upon completion of the project, and a $5 million working capital loan facility. The project met the conditions to convert to a term loan on June 21, 2013 and matures in May 2023. The term loan amortizes based upon a predetermined schedule. The working capital facility is available to fund the operating needs of Walnut Creek. The commitment fee on this facility is 0.625%. The Walnut Creek agreement also includes a letter of credit facility on behalf of Walnut Creek of up to $117 million. Walnut Creek pays a fee equal to the applicable margin on issued letters of credit.
Under the terms of the agreement, Walnut Creek entered into a series of fixed for floating interest rate swaps that would fix the interest rate for a minimum of 90% of the outstanding notional amount. Walnut Creek will pay its counterparty the equivalent of a 3.54% fixed interest payment on a predetermined notional value, and quarterly, Walnut Creek will receive the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through May 31, 2023. All interest rate swap payments by Walnut Creek and its counterparties are made quarterly and the LIBOR is determined in advance of each interest period. Swaps became effective June 28, 2013, and amortize in proportion to the term loan.
On October 21, 2014, Walnut Creek amended the credit agreement to increase its term loan borrowings by an additional $10 million, and to reduce the related interest rate to LIBOR plus 1.625% through September 30, 2018, LIBOR plus 1.75% from October 1, 2018 through September 30, 2022, and LIBOR plus 1.875% from October 1, 2022, through the maturity date. The fee on the working capital facility was reduced to 0.5%. The proceeds were utilized to make a distribution of $6 million to WCEP Holdings LLC with the remaining $4 million utilized to fund the costs of the amendment. In addition, Walnut Creek entered into an additional interest rate swap to maintain the minimum of 90% of the outstanding notional amount being swapped to a fixed interest rate. Walnut Creek pays its counterparty the equivalent of a 4.0025% fixed interest payment on a predetermined notional value, and quarterly, Walnut Creek receives the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through July 31, 2020. All interest rate swap payments by Walnut Creek and its counterparties are made quarterly and the LIBOR is determined in advance of each interest period. Swaps became effective June 28, 2013 and amortize in proportion to the term loan. As of June 30, 2015, $381 million was outstanding under the term loan, nothing was outstanding under the working capital facility, and $61 million of letters of credit were issued.
WCEP Holdings LLC
On July 27, 2011, WCEP Holdings LLC entered into a credit agreement with a group of lenders for a $53 million construction loan that was convertible to a term loan upon completion of the Walnut Creek project. The Walnut Creek project met the conditions for the WCEP Holdings LLC loan to convert to a term loan on June 21, 2013. The term loan has an interest rate of LIBOR plus an applicable margin of 4%. The term loan matures in May 2023. The term loan amortizes based upon a predetermined schedule.
Under the terms of the credit agreement, WCEP Holdings LLC entered into two fixed for floating interest rate swaps that would fix the interest rate for a minimum of 90% of the outstanding notional amount. WCEP Holdings LLC will pay its counterparty the equivalent of a 4% fixed interest payment on a predetermined notional value, and quarterly, WCEP Holdings LLC will receive the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through May 31, 2023. All interest rate swap payments by WCEP Holdings LLC and its counterparties are made quarterly and the LIBOR is determined in advance of each interest period. Swaps became effective June 28, 2013, and amortize in proportion to the term loan.

On October 21, 2014, WCEP Holdings LLC amended the credit agreement to reduce the related interest rate to LIBOR plus 3%. The proceeds of the distribution from Walnut Creek were utilized to make an optional repayment of $6 million on the term loan. In addition WCEP Holdings LLC partially terminated the interest rate agreements so that at least 90% and no more than 100% of the aggregate principal amount of the loans then outstanding will be subject to interest rate agreements. As of June 30, 2015, $46 million was outstanding under the term loan.
Avenal Solar Holdings LLC
On March 18, 2015, Avenal Solar Holdings LLC, one of the Company's equity method investments, amended its credit agreement to increase its borrowings by $43 million and to reduce the related interest rate from 6 month LIBOR plus an applicable margin of 2.25% to 6 month LIBOR plus 1.75% from March 18, 2015 through March 17, 2022 and 6 month LIBOR plus 2.00% from March 18, 2022 through March 17, 2027 and 6 month LIBOR plus 2.25% from March 18, 2027 through the maturity date.  As a result of the credit agreement amendment, the Company received net proceeds of $20 million after fees from its 49.95% ownership in Avenal.
NRG West Holdings LLC
On May 29, 2015, NRG West Holdings LLC amended its financing agreement to increase borrowings under the Tranche A facility by $5 million and to reduce the related interest rate to LIBOR plus an applicable margin of 1.625% from May 29, 2015 to August 31, 2017, LIBOR plus an applicable margin of 1.75% from September 1, 2017, to August 31, 2020, and LIBOR plus 1.875% from September 1, 2020 through the maturity date; to reduce the Tranche B loan interest rate to LIBOR plus an applicable margin of 2.250% from May 29, 2015, to August 31, 2017, LIBOR plus 2.375% from September 1, 2017, to August 31, 2020, and LIBOR plus an applicable margin of 2.50% from September 1, 2020 through the maturity date and to reduce the working capital facility by $9 million. The proceeds of the increased borrowing were used to pay costs associated with the refinancing. Further, the amendment resulted in a $7 million loss on debt extinguishment.

Note 9 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company's businesses are primarily segregated based on conventional power generation, renewable businesses which consist of solar and wind, and the thermal and chilled water business. The Corporate segment reflects the Company's corporate costs. The Company's chief operating decision maker evaluates the performance of its segments based on operational measures including adjusted earnings before interest, depreciation and amortization, or Adjusted EBITDA, and cash available for distribution, or CAFD, as well as net income (loss).

	Three months ended June 30, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$85	$90	$42	$—	$217
Cost of operations	15	21	31	—	67
Depreciation and amortization	21	34	4	—	59
General and administrative — affiliate	—	—	—	3	3
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	49	35	7	(4)	87
Equity in earnings of unconsolidated affiliates	4	5	—	—	9
Loss on debt extinguishment	(7)	—	—	—	(7)
Interest expense	(13)	(16)	(2)	(11)	(42)
Net Income (Loss)	$33	$24	$5	$(15)	$47
Total Assets	$2,153	$4,223	$434	$234	$7,044

	Three months ended June 30, 2014
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$87	$43	$43	$—	$173
Cost of operations	16	7	30	—	53
Depreciation and amortization	34	15	5	—	54
General and administrative — affiliate	—	—	—	2	2
Operating income (loss)	37	21	8	(2)	64
Equity in earnings of unconsolidated affiliates	4	10	—	—	14
Interest expense	(15)	(11)	(2)	(5)	(33)
Net Income (Loss)	$26	$20	$6	$(7)	$45

	Six months ended June 30, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$161	$147	$89	$—	$397
Cost of operations	36	41	65	—	142
Depreciation and amortization	42	62	9	—	113
General and administrative — affiliate	—	—	—	6	6
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	83	44	15	(7)	135
Equity in earnings of unconsolidated affiliates	7	3	—	—	10
Other income, net	1	—	—	—	1
Loss on debt extinguishment	(7)	—	—	—	(7)
Interest expense	(25)	(59)	(4)	(23)	(111)
Net Income (Loss)	$59	$(12)	$11	$(30)	$28

	Six months ended June 30, 2014
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$143	$62	$108	$—	$313
Cost of operations	26	11	76	—	113
Depreciation and amortization	47	22	9	—	78
General and administrative — affiliate	—	—	—	4	4
Operating income (loss)	70	29	23	(4)	118
Equity in earnings of unconsolidated affiliates	7	8	—	—	15
Other income, net	—	1	—	—	1
Interest expense	(26)	(23)	(4)	(6)	(59)
Net Income (Loss)	$51	$15	$19	$(10)	$75

Note 10 — Related Party Transactions
Management Services Agreement by and between NRG and the Company
NRG provides the Company with various operation, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of June 30, 2015, the base management fee was approximately $7 million per year, subject to an inflation-based adjustment annually at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. During the six months ended June 30, 2015, the fee was increased by approximately $1 million per year in connection with the acquisition of the January 2015 Drop Down Assets. Costs incurred under this agreement were $6 million and $4 million for the six months ended June 30, 2015, and 2014, respectively, which included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee. There was a balance of $3 million due to NRG in accounts payable — affiliate as of June 30, 2015.

Operation and Maintenance Services (O&M) Agreements by and between NRG and Thermal Entities
On October 1, 2014, NRG entered into Plant O&M Services Agreements with certain wholly-owned subsidiaries of the Company. NRG provides necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is to be reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. Prior to October 1, 2014, NRG provided the same services to the Thermal Business on an informal basis. Total fees incurred under the agreements were $15 million and $14 million for the six months ended June 30, 2015, and 2014, respectively. There was a balance of $28 million and $22 million due to NRG in accounts payable — affiliate as of June 30, 2015, and December 31, 2014, respectively.
Administrative Services Agreement by and between Marsh Landing and GenOn Energy Services, LLC
Marsh Landing is a party to an administrative services agreement with GenOn Energy Services, LLC, a wholly owned subsidiary of NRG, which provides invoice processing and payment on behalf of Marsh Landing. Marsh Landing reimburses GenOn Energy Services, LLC for the amounts paid by it. The Company reimbursed costs under this agreement of approximately $9 million for the six months ended June 30, 2015, and 2014. There was a balance of $0 million and $4 million due to GenOn Energy Services, LLC in accounts payable — affiliate as of June 30, 2015, and December 31, 2014, respectively.
O&M Services Agreements by and between NRG and GenConn
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. The fees incurred under the agreements were $2 million and $3 million for the six months ended June 30, 2015, and 2014, respectively.

Note 11 — Condensed Consolidating Financial Information
As of June 30, 2015, Yield Operating LLC had outstanding $500 million of Senior Notes as shown in Note 8, Long-term Debt. These Senior Notes are guaranteed by the Company, as well as certain of the Company's subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include the rest of the Company's subsidiaries, including the ones that are subject to project financing.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of June 30, 2015:

NRG Yield LLC
Alta Wind 1-5 Holding Company, LLC
Alta Wind Company, LLC
NRG Energy Center Omaha Holdings LLC
NRG Energy Center Omaha LLC
NYLD Fuel Cell Holdings LLC
UB Fuel Cell, LLC
NRG South Trent Holdings LLC
NRG Yield DGPV Holding LLC
NRG Yield RPV Holding LLC

Yield Operating LLC conducts much of its business through and derives much of its income from its subsidiaries. Therefore, its ability to make required payments with respect to its indebtedness and other obligations depends on the financial results and condition of its subsidiaries and Yield Operating LLC's ability to receive funds from its subsidiaries. There are no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to Yield Operating LLC. However, there may be restrictions for certain non-guarantor subsidiaries.
The following condensed consolidating financial information presents the financial information of Yield LLC, Yield Operating LLC, the issuer of the Senior Notes, the guarantor subsidiaries and the non-guarantor subsidiaries in accordance with Rule 3-10 under the SEC Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities.
In this presentation, Yield LLC consists of parent company operations. Guarantor subsidiaries and non-guarantor subsidiaries of Yield LLC are reported on an equity basis. For companies acquired, the fair values of the assets and liabilities acquired have been presented on a push-down accounting basis.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2015

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues (losses)	$—	$5	$213	$(1)	$—	$217
Operating Costs and Expenses
Cost of operations	—	3	64	—	—	67
Depreciation and amortization	—	1	58	—	—	59
General and administrative — affiliate	—	—	—	3	—	3
Acquisition-related transaction and integration costs	—	—	—	1	—	1
Total operating costs and expenses	—	4	122	4	—	130
Operating Income (Loss)	—	1	91	(5)	—	87
Other Income (Expense)
Equity in earnings of consolidated affiliates	40	6	—	59	(105)	—
Equity in earnings of unconsolidated affiliates	—	—	—	9	—	9
Loss on debt extinguishment	—	—	(7)	—	—	(7)
Interest expense	—	—	(30)	(12)	—	(42)
Total other income (expense), net	40	6	(37)	56	(105)	(40)
Net Income	40	7	54	51	(105)	47
Less: Net (loss) income attributable to noncontrolling interests	—	—	(4)	11	—	7
Net Income Attributable to NRG Yield LLC	$40	$7	$58	$40	$(105)	$40

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2015

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$10	$379	$8	$—	$397
Operating Costs and Expenses
Cost of operations	—	7	135	—	—	142
Depreciation and amortization	—	2	111	—	—	113
General and administrative — affiliate	—	—	—	6	—	6
Acquisition-related transaction and integration costs	—	—	—	1	—	1
Total operating costs and expenses	—	9	246	7	—	262
Operating Income	—	1	133	1	—	135
Other Income (Expense)
Equity in earnings (losses) of consolidated affiliates	21	(19)	—	45	(47)	—
Equity in earnings of unconsolidated affiliates	—	—	—	10	—	10
Other income, net	—	—	1	—	—	1
Loss on debt extinguishment	—	—	(7)	—	—	(7)
Interest expense	—	—	(87)	(24)	—	(111)
Total other income (expense), net	21	(19)	(93)	31	(47)	(107)
Net Income (Loss)	21	(18)	40	32	(47)	28
Less: Net (loss) income attributable to noncontrolling interests	—	—	(4)	11	—	7
Net Income (Loss) Attributable to NRG Yield LLC	$21	$(18)	$44	$21	$(47)	$21

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2015

	NRG Yield LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$40	$7	$54	$51	$(105)	$47
Other Comprehensive Income
Unrealized gain on derivatives	25	1	24	25	(50)	25
Other comprehensive income	25	1	24	25	(50)	25
Comprehensive Income	65	8	78	76	(155)	72
Less: Comprehensive (loss) income attributable to noncontrolling interests	—	—	(4)	11	—	7
Comprehensive Income Attributable to NRG Yield LLC	$65	$8	$82	$65	$(155)	$65

(a) All significant intercompany transactions have been eliminated in consolidation.

For the Six Months Ended June 30, 2015

	NRG Yield LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income (Loss)	$21	$(18)	$40	$32	$(47)	$28
Comprehensive Income (Loss)	21	(18)	40	32	(47)	28
Less: Comprehensive (loss) income attributable to noncontrolling interests	—	—	(4)	11	—	7
Comprehensive Income (Loss) Attributable to NRG Yield LLC	$21	$(18)	$44	$21	$(47)	$21

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2015

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$220	$—	$61	$—	$—	$281
Restricted cash	—	—	38	—	—	38
Accounts receivable — trade	—	2	96	—	—	98
Accounts receivable — affiliate	—	23	65	158	(244)	2
Inventory	—	2	27	—	—	29
Derivative instruments	—	—	—	4	—	4
Notes receivable	—	—	7	—	—	7
Prepayments and other current assets	—	1	18	—	—	19
Total current assets	220	28	312	162	(244)	478

Net property, plant and equipment	—	63	4,415	—	—	4,478
Other Assets
Investment in consolidated subsidiaries	1,946	574	—	2,692	(5,212)	—
Equity investments in affiliates	—	18	—	531	—	549
Notes receivable	—	—	13	—	—	13
Intangible assets, net	—	57	1,332	—	—	1,389
Derivative instruments	—	—	4	—	—	4
Other non-current assets	—	—	124	9	—	133
Total other assets	1,946	649	1,473	3,232	(5,212)	2,088
Total Assets	$2,166	$740	$6,200	$3,394	$(5,456)	$7,044

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Continued)
June 30, 2015

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	$—	$—	$217	$190	$—	$407
Accounts payable	—	1	22	—	—	23
Accounts payable — affiliate	150	10	99	45	(244)	60
Derivative instruments	—	—	42	1	—	43
Accrued expenses and other current liabilities	—	2	18	17	—	37
Total current liabilities	150	13	398	253	(244)	570
Other Liabilities
Long-term debt — external	—	—	3,167	577	—	3,744
Long-term debt — affiliate	—	—	—	618	—	618
Derivative instruments	—	—	44	—	—	44
Other non-current liabilities	—	1	51	—	—	52
Total non-current liabilities	—	1	3,262	1,195	—	4,458
Total Liabilities	150	14	3,660	1,448	(244)	5,028
Commitments and Contingencies
Members' Equity
Contributed capital	1,729	780	2,414	1,694	(4,888)	1,729
Retained earnings (accumulated deficit)	145	(51)	97	110	(156)	145
Noncontrolling interest	200	—	70	200	(270)	200
Accumulated other comprehensive loss	(58)	(3)	(41)	(58)	102	(58)
Total Members' Equity	2,016	726	2,540	1,946	(5,212)	2,016
Total Liabilities and Members’ Equity	$2,166	$740	$6,200	$3,394	$(5,456)	$7,044

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash (Used in) Provided by Operating Activities	$(23)	$10	$69	$32	$88
Cash Flows from Investing Activities
Intercompany transactions from Yield LLC to subsidiaries	(517)	—	—	517	—
Acquisition of business, net of cash acquired	—	—	—	(37)	(37)
Acquisition of Drop Down Assets, net of cash acquired	—	—	—	(489)	(489)
Capital expenditures	—	—	(8)	—	(8)
Decrease in restricted cash	—	—	7	—	7
Decrease in notes receivable	—	—	3	—	3
Investments in unconsolidated affiliates	—	(4)	—	(309)	(313)
Net Cash (Used in) Provided by Investing Activities	(517)	(4)	2	(318)	(837)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	(107)	(6)	—	113	—
Investments in consolidated subsidiaries (contributions from parent)	—	—	491	(491)	—
Contributions from noncontrolling interests	—	—	—	119	119
Proceeds from the issuance of Class C units	600	—	—	—	600
Payment of distributions	(61)	—	—	—	(61)
Proceeds from issuance of long-term debt — external	—	—	5	282	287
Proceeds from issuance of long-term debt — affiliate	—	—	—	281	281
Payment of debt issuance costs	—	—	(4)	—	(4)
Payments for long-term debt — external	—	—	(580)	(18)	(598)
Net Cash Provided by (Used in) Financing Activities	432	(6)	(88)	286	624
Net Decrease in Cash and Cash Equivalents	(108)	—	(17)	—	(125)
Cash and Cash Equivalents at Beginning of Period	328	—	78	—	406
Cash and Cash Equivalents at End of Period	$220	$—	$61	$—	$281

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2014

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$5	$168	$—	$—	$173
Operating Costs and Expenses
Cost of operations	—	3	50	—	—	53
Depreciation and amortization	—	1	53	—	—	54
General and administrative — affiliate	—	—	—	2	—	2
Total operating costs and expenses	—	4	103	2	—	109
Operating Income (Loss)	—	1	65	(2)	—	64
Other Income (Expense)
Equity in earnings of consolidated affiliates	45	2	—	38	(85)	—
Equity in earnings of unconsolidated affiliates	—	—	—	14	—	14
Interest expense	—	—	(28)	(5)	—	(33)
Total other income (expense), net	45	2	(28)	47	(85)	(19)
Net Income	$45	$3	$37	$45	$(85)	$45

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2014

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$12	$301	$—	$—	$313
Operating Costs and Expenses
Cost of operations		8	105	—	—	113
Depreciation and amortization		2	76	—	—	78
General and administrative — affiliate	—	—	—	4	—	4
Total operating costs and expenses	—	10	181	4	—	195
Operating Income (Loss)	—	2	120	(4)	—	118
Other Income (Expense)
Equity in earnings of consolidated affiliates	75	2	—	70	(147)	—
Equity in earnings of unconsolidated affiliates	—	—	—	15	—	15
Other income, net	—	—	1	—	—	1
Interest expense	—	—	(53)	(6)	—	(59)
Total other income (expense), net	75	2	(52)	79	(147)	(43)
Net Income	$75	$4	$68	$75	$(147)	$75

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2014

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$45	$3	$37	$45	$(85)	$45
Other Comprehensive Loss
Unrealized loss on derivatives	(22)	—	(21)	(22)	43	(22)
Other comprehensive loss	(22)	—	(21)	(22)	43	(22)
Comprehensive Income	$23	$3	$16	$23	$(42)	$23

(a) All significant intercompany transactions have been eliminated in consolidation.

For the Six Months Ended June 30, 2014

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$75	$4	$68	$75	$(147)	$75
Other Comprehensive Loss
Unrealized loss on derivatives	(34)	—	(32)	(34)	66	(34)
Other comprehensive loss	(34)	—	(32)	(34)	66	(34)
Comprehensive Income	$41	$4	$36	$41	$(81)	$41

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2014

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$328	$—	$78	$—	$—	$406
Restricted cash	—	—	45	—	—	45
Accounts receivable — trade	—	3	82	—	—	85
Accounts receivable — affiliate	(256)	17	66	268	(95)	—
Inventory	—	1	26	—	—	27
Notes receivable	—	—	6	—	—	6
Prepayments and other current assets	—	1	20	—	—	21
Total current assets	72	22	323	268	(95)	590

Net property, plant and equipment	—	56	4,410	—	—	4,466
Other Assets
Investment in consolidated subsidiaries	1,664	585	—	2,045	(4,294)	—
Equity investments in affiliates	—	—	—	227	—	227
Notes receivable	—	—	15	—	—	15
Intangible assets, net	—	58	1,365	—	—	1,423
Derivative instruments	—	—	2	—	—	2
Other non-current assets	—	—	93	10	—	103
Total other assets	1,664	643	1,475	2,282	(4,294)	1,770
Total Assets	$1,736	$721	$6,208	$2,550	$(4,389)	$6,826

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Continued)
December 31, 2014

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	$—	$—	$214	$—	$—	$214
Accounts payable	—	1	19	—	—	20
Accounts payable — affiliate	—	8	99	33	(95)	45
Derivative instruments	—	—	48	—	—	48
Accrued expenses and other current liabilities	—	2	43	16	—	61
Total current liabilities	—	11	423	49	(95)	388
Other Liabilities
Long-term debt — external	—	—	3,747	500	—	4,247
Long-term debt — affiliate	—	—	—	337	—	337
Derivative instruments	—	—	69	—	—	69
Other non-current liabilities	—	—	49	—	—	49
Total non-current liabilities	—	—	3,865	837	—	4,702
Total Liabilities	—	11	4,288	886	(95)	5,090
Commitments and Contingencies
Members' Equity
Contributed capital	1,609	747	1,848	1,542	(4,137)	1,609
Retained earnings (Accumulated deficit)	185	(34)	113	180	(259)	185
Accumulated other comprehensive loss	(58)	(3)	(41)	(58)	102	(58)
Total Members' Equity	1,736	710	1,920	1,664	(4,294)	1,736
Total Liabilities and Members’ Equity	$1,736	$721	$6,208	$2,550	$(4,389)	$6,826

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014

	NRG Yield LLC	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$46	$(33)	$62	$75
Cash Flows from Investing Activities
Acquisition of Drop Down Assets, net of cash acquired	—	21	(357)	(336)
Capital expenditures	—	(29)	—	(29)
Decrease in restricted cash	—	49	—	49
Decrease in notes receivable	—	3	2	5
Proceeds from renewable energy grants	—	137	—	137
Investments in unconsolidated affiliates	—	—	(15)	(15)
Other	—	11	—	11
Net Cash Provided by (Used in) Investing Activities	—	192	(370)	(178)
Cash Flows from Financing Activities
Capital contributions from NRG	—	2	—	2
Distributions and return of capital to NRG	—	(25)	—	(25)
Payment of distributions	(44)	—	—	(44)
Proceeds from issuance of long-term debt - external	—	41	—	41
Transfer of funds under intercompany cash management arrangement	49	—	(49)	—
Payments of long-term debt- external	—	(154)	—	(154)
Proceeds from long-term debt - affiliate	—	—	337	337
Payment of debt issuance costs	—	(5)	—	(5)
Net Cash Provided by (Used in) Financing Activities	5	(141)	288	152
Net Increase (Decrease) in Cash and Cash Equivalents	51	18	(20)	49
Cash and Cash Equivalents at Beginning of Period	3	36	20	59
Cash and Cash Equivalents at End of Period	$54	$54	$—	$108

(a) All significant intercompany transactions have been eliminated in consolidation.

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations

The following discussion analyzes the Company's historical financial condition and results of operations which were recast to include the effect of the June 2014 Drop Down Assets and January 2015 Drop Down Assets on June 30, 2014, and January 2, 2015, respectively. As further discussed in Note 1, Nature of Business to the Consolidated Financial Statements, the purchase of these assets was accounted for in accordance with ASC 850-50, Business Combinations - Related Issues, whereas the assets and liabilities transferred to the Company relate to interests under common control by NRG and accordingly, were recorded at historical cost. The difference between the cash proceeds and historical value of the net assets was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control.
As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the six months ended June 30, 2015, and 2014. Also refer to the Company's annual financial statements for the year ended December 31, 2014, included in the Company's Prospectus dated June 22, 2015, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
The discussion and analysis below has been organized as follows:

•	Executive Summary, including a description of the business and significant events that are important to understanding the results of operations and financial condition;

•	Results of operations, including an explanation of significant differences between the periods in the specific line items of the consolidated statements of operations;

•	Financial condition addressing liquidity position, sources and uses of cash, capital resources and requirements, commitments, and off-balance sheet arrangements;

•	Known trends that may affect the Company’s results of operations and financial condition in the future; and

•
Critical accounting policies which are most important to both the portrayal of the Company's financial condition and results of operations, and which require management's most difficult, subjective or complex judgment.

Executive Summary
Introduction and Overview
The Company was formed by NRG as a Delaware limited liability company on March 5, 2013, to serve as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. The Company believes it is well positioned to be a premier company for investors seeking stable and growing dividend income from a diversified portfolio of lower-risk high-quality assets.

The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 3,825 net MW. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The average remaining contract duration of these offtake agreements was approximately 17 years as of June 30, 2015, based on cash available for distribution. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,310 net MWt and electric generation capacity of 124 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.

Significant Events During 2015
The following significant events have occurred to date during 2015:

•	NRG offered the Company the opportunity to purchase 75% of NRG Wind TE Holdco LLC, which owns a portfolio of 12 wind facilities totaling 814 net MW.

•
On June 30, 2015, the Company sold an economic interest in the Alta X and Alta XI wind facilities through a tax equity financing arrangement and received $119 million in net proceeds. These proceeds, as well as proceeds obtained from Yield, Inc.'s recently completed equity and debt offerings discussed below, were utilized to repay all of the outstanding project indebtedness associated with the Alta X and Alta XI wind facilities.

•
On June 29, 2015, Yield, Inc. issued 28,198,000 shares of Class C common stock for net proceeds, after underwriting discounts and expenses, of $600 million. Yield, Inc. utilized the proceeds of the offering to acquire 28,198,000 additional Class C units of the Company and, as a result, it currently owns 53.3% of the economic interests of the Company, with NRG retaining 46.7% of the economic interests of the Company. Additionally, on June 29, 2015, Yield, Inc. completed an offering of $287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020, which proceeds were subsequently lent to Yield Operating LLC.

•
On June 29, 2015, Yield Operating acquired 25% of the membership interest in Desert Sunlight Investment Holdings, LLC, which owns two solar photovoltaic facilities totaling 550 MW, located in Desert Center, California, from EFS Desert Sun, LLC, a subsidiary of GE Energy Financial Services, for a purchase price of $285 million, utilizing a portion of the proceeds from the Yield, Inc. Class C common stock issuance. The Company's pro-rata share of non-recourse project level debt was $287 million as of June 30, 2015.

•
Effective May 14, 2015, Yield, Inc. amended its certificate of incorporation to create two new classes of capital stock, Class C common stock and Class D common stock, and distributed shares of the Class C common stock and Class D common stock to holders of Yield, Inc.'s outstanding Class A common stock and Class B common stock, respectively, through a stock split. The Recapitalization enhances Yield, Inc.’s and the Company's ability to focus on growth opportunities without the constraints of NRG’s capital allocation to the Company, while maintaining Yield, Inc.’s and the Company's relationship with NRG. The Recapitalization preserves NRG’s management and operational expertise, asset development and acquisition track record, financing experience and provides flexibility to raise capital to fund the Company's growth.

The Class C common stock and Class D common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects to the shares of Class A common stock and Class B common stock, respectively, as to all matters, except that each share of Class C common stock and Class D common stock is entitled to 1/100th of a vote on all stockholder matters.

In connection with the amendments described above, the ROFO Agreement was amended to make additional assets available to the Company and Yield, Inc., should NRG choose to sell them, including (i) two natural gas facilities totaling 795 MW of net capacity that are expected to reach COD in 2017 and 2020, (ii) an equity interest in a wind portfolio that includes wind facilities totaling approximately 934 MW of net capacity, and (iii) up to $250 million of equity interests in one or more residential or distributed solar generation portfolios developed by affiliates of NRG.

•
On May 7, 2015, the Company acquired a 90.1% interest in Spring Canyon II, a 34 MW wind facility, and Spring Canyon III, a 29 MW wind facility, each located in Logan County, Colorado, from Invenergy Wind Global LLC. The purchase price was funded with cash on hand. Power generated by Spring Canyon II and Spring Canyon III is sold to Platte River Power Authority under long-term PPAs with approximately 24 years of remaining contract life.

•
In May 2015, the Company and NRG formed a partnership that will invest in and hold operating portfolios of distributed solar assets developed by NRG Renew, a subsidiary of NRG. The partnership will allow NRG to periodically monetize its distributed solar investments and the Company to invest in a growing segment of the solar market. Under the terms of the partnership agreement, the Company will receive 95% of the economics until achieving a targeted return, expected to be achieved commensurate with the end of the customer contract period, after which NRG will receive 95% of the economics. The Company has initially committed to invest up to $100 million of cash contributions into the partnership over time. The partnership is expected to be fully invested over the next 18 months.

•
On April 30, 2015, the Company completed the acquisition of the University of Bridgeport Fuel Cell project in Bridgeport, Connecticut from FuelCell Energy, Inc. The project added an additional 1.4 MW of thermal capacity with a 12 year contract, with the option for a 7-year extension.

•
On April 9, 2015, NRG and the Company entered into a partnership that will invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years, in which the Company invested $26 million in April 2015; and (ii) in-development, tax equity financed portfolios of approximately 13,000 leases representing approximately 90 MW, with an average lease term for the existing and new leases of approximately 17 to 20 years, in which the Company invested $14 million of its $150 million commitment through June 30, 2015.

•
On January 2, 2015, the Company acquired the following projects from NRG: (i) Laredo Ridge, an 80 MW wind facility located in Nebraska; (ii) the Tapestry projects, which include Buffalo Bear, a 19 MW wind facility in Oklahoma; Taloga, a 130 MW wind facility in Oklahoma; and Pinnacle, a 55 MW wind facility in West Virginia; and (iii)  Walnut Creek, a 485 MW natural gas facility located in California, for total cash consideration of $489 million including adjustments of $9 million for working capital, plus assumed project level debt of $737 million. The Company funded the acquisition with cash on hand and approximately $210 million borrowed under the Company's revolving credit facility.

El Segundo Forced Outage
In January 2015, El Segundo experienced a steam turbine water intrusion resulting in a forced outage on Units 5 and 6.  The units returned to service in April 2015.  The Company completed a root cause analysis and has implemented steps to prevent a recurrence of the event. The company continues to review the financial impact of repair costs and lost capacity revenue to determine amounts available for recovery through insurance or warranty claims.

Wind Resource Availability
In the first and second quarters of 2015, the Company's results were impacted by lower than normal wind resource availability. While the Company's wind facilities were available, adverse weather had a negative impact on wind resources. The Company cannot predict the impact of wind resource availability on future performance or results.
Regulatory Matters
As owners of power plants and participants in wholesale and thermal energy markets, certain of the Company's subsidiaries are subject to regulation by various federal and state government agencies. These include FERC and the PUCT, as well as other public utility commissions in certain states where the Company's assets are located. Each of the Company's U.S. generating facilities qualifies as an EWG or QF. In addition, the Company is subject to the market rules, procedures and protocols of the various ISO and RTO markets in which it participates. Likewise, the Company must also comply with the mandatory reliability requirements imposed by NERC and the regional reliability entities in the regions where the Company operates.

The Company's operations within the ERCOT footprint are not subject to rate regulation by FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce. These operations are subject to regulation by PUCT.
Environmental Matters
The Company is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of facilities. The Company is also subject to laws and regulations surrounding the protection of wildlife, including migratory birds, eagles and threatened and endangered species. Environmental laws have become increasingly stringent and the Company expects this trend to continue.
Basis of Presentation
The acquisitions of the June 2014 Drop Down Assets from NRG on June 30, 2014, and the January 2015 Drop Down Assets on January 2, 2015, were accounted for as a transfer of entities under common control. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfer as if it had taken place on January 1, 2014, or from the date the entities were under common control, which was April 1, 2014, for the January 2015 Drop Down Assets.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended June 30,			Six months ended June 30,
(In millions, except otherwise noted)	2015	2014	Change %	2015	2014	Change %
Operating Revenues
Operating revenues	$235	$174	35	$420	$314	34
Contract amortization	(14)	(1)	N/M	(26)	(1)	N/M
Mark-to-market economic hedging activities	(4)	—	(100)	3	—	100
Total operating revenues	217	173	25	397	313	27

Operating Costs and Expenses
Cost of fuels	17	18	(6)	38	53	(28)
Other costs of operations	50	35	43	104	60	73
Depreciation and amortization	59	54	9	113	78	45
General and administrative — affiliate	3	2	50	6	4	50
Acquisition-related transaction and integration costs	1	—	100	1	—	100
Total operating costs and expenses	130	109	19	262	195	34
Operating Income	87	64	36	135	118	14
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	9	14	(36)	10	15	(33)
Other income, net	—	—	—	1	1	—
Loss on debt extinguishment	(7)	—	100	(7)	—	100
Interest expense	(42)	(33)	27	(111)	(59)	88
Total other expense, net	(40)	(19)	111	(107)	(43)	149
Net Income	47	45	4	28	75	(63)
Less: Net income attributable to noncontrolling interests	7	—	100	7	—	100
Net Income Attributable to NRG Yield LLC	$40	$45	(11)	$21	$75	(72)

N/M - Not meaningful

	Three months ended June 30,		Six months ended June 30,
Business metrics:	2015	2014	2015	2014
Renewable MWh sold (in thousands) (a)	1,181	563	1,904	774
Thermal MWt sold (in thousands)	434	442	1,051	1,109
Thermal MWh sold (in thousands)	83	52	127	124

(a) Volumes sold do not include the MWh generated by the Company's equity method investments.

Management’s Discussion of the Results of Operations for the Three Months ended June 30, 2015, and 2014
Gross Margin

	Conventional	Renewables	Thermal	Total
(In millions)
Three months ended June 30, 2015
Operating revenues	$86	$107	$42	$235
Cost of fuels	—	—	(17)	(17)
Gross margin	$86	$107	$25	$218

Three months ended June 30, 2014
Operating revenues	$87	$43	$44	$174
Cost of fuels	(2)	—	(16)	(18)
Gross margin	$85	$43	$28	$156

Gross margin increased by $62 million during the three months ended June 30, 2015, compared to the same period in 2014, primarily due to the acquisition of the Alta Wind Portfolio in August 2014.

Contract amortization
Contract amortization increased by $13 million due primarily to the amortization of the PPAs acquired in the acquisitions of the Alta Wind Portfolio in August 2014.

Mark-to-market for economic hedging activities

Mark-to-market results represent the unrealized losses on forward contracts with an NRG subsidiary hedging the sale of power from the Alta X and Alta XI wind facilities extending through the end of 2015.

Other Operating Costs

	Conventional	Renewables	Thermal	Total
(In millions)
Three months ended June 30, 2015	$16	$20	$14	$50
Three months ended June 30, 2014	14	7	14	35
Other operating costs increased by $15 million during the three months ended June 30, 2015, compared to the same period in 2014, due to:

(In millions)
Increase due to operations and maintenance expense and property tax expense, primarily for the Alta Wind Portfolio acquired in August 2014	$13
Increase in costs primarily associated with operations and maintenance expense due to the forced outage at El Segundo in the first half of the year, returning to service in April 2015	2
$15
Depreciation and Amortization

Depreciation and amortization increased by $5 million during the three months ended June 30, 2015, compared to the same period in 2014, due primarily to the acquisition of the Alta Wind Portfolio in August 2014, partially offset by the impact of the final adjustments to acquisition accounting for the January 2015 Drop Down Assets.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $5 million during the three months ended June 30, 2015, compared to the same period in 2014, due primarily to reduced equity in earnings from CVSR.

Interest Expense
Interest expense increased by $9 million during the three months ended June 30, 2015, compared to the same period in 2014, due primarily to:

(In millions)
Increase due to acquisition of the Alta Wind Portfolio in August 2014	$12
Increase from the issuance of intercompany debt with Yield, Inc. due 2019 and the Senior Notes due 2024	6
Decrease from repricing of project-level financing arrangements and principal repayments	(2)
Decrease from changes in the fair value of interest rate swaps	(7)
$9
Income Attributable to Noncontrolling Interest

For the three months ended June 30, 2015, the Company had income of $7 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the hypothetical liquidation at book value, or HLBV, method.

Management’s Discussion of the Results of Operations for the Six Months ended June 30, 2015 and 2014
Gross Margin

	Conventional	Renewables	Thermal	Total
(In millions)
Six months ended June 30, 2015
Operating revenues	$163	$167	$90	$420
Cost of fuels	(1)	—	(37)	(38)
Gross margin	$162	$167	$53	$382

Six months ended June 30, 2014
Operating revenues	$143	$62	$109	$314
Cost of fuels	(3)	—	(50)	(53)
Gross margin	$140	$62	$59	$261

Gross margin increased by $121 million during the six months ended June 30, 2015, compared to the same period in 2014 due to:

(In millions)
Increase in Renewables gross margin due to the acquisition of the Alta Wind Portfolio in August 2014, and the Tapestry and Laredo Ridge projects, which were acquired by NRG in April 2014 and sold to the Company on January 2, 2015	$105
Increase in Conventional gross margin due to Walnut Creek, which was acquired by NRG in April 2014 and sold to the Company on January 2, 2015, partially offset by reduced revenues at El Segundo due to the forced outage in the first half of 2015, returning to service in April 2015	22
Decrease in Thermal gross margin due to milder weather conditions in the first half of 2015 compared to 2014	(6)
$121
Contract amortization
Contract amortization increased by $25 million due to the amortization of the PPAs acquired in the acquisitions of the Alta Wind Portfolio in August 2014, and the January 2015 Drop Down Assets, which were acquired by NRG in April 2014 and sold to the Company on January 2, 2015.

Mark-to-market for economic hedging activities

Mark-to-market results represent the unrealized gains on forward contracts with an NRG subsidiary hedging the sale of power from the Alta X and Alta XI wind facilities extending through the end of 2015.

Other Operating Costs

	Conventional	Renewables	Thermal	Total
(In millions)
Six months ended June 30, 2015	$35	$41	$28	$104
Six months ended June 30, 2014	23	11	26	60

Other operating costs increased by $44 million during the six months ended June 30, 2015, compared to the same period in 2014 due to:

Increase primarily due to operations and maintenance expense for the Alta Wind Portfolio acquired in August 2014 and the January 2015 Drop Down Assets, which were acquired by NRG in April 2014 and sold to the Company on January 2, 2015	$36
Increase in operations and maintenance expense related to El Segundo's forced outage in the first half of 2015, returning to service in April 2015	6
Other	2
$44
Depreciation and Amortization
Depreciation and amortization increased by $35 million during the six months ended June 30, 2015, compared to the same period in 2014, due primarily to the acquisition of the Alta Wind Portfolio in August 2014 and the January 2015 Drop Down Assets, which were acquired by NRG in April 2014 and sold to the Company on January 2, 2015, partially offset by the impact of the final adjustments to acquisition accounting for Walnut Creek, Tapestry and Laredo Ridge.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $5 million during the six months ended June 30, 2015, compared to the same period in 2014, due primarily to reduced equity in earnings from CVSR.

Interest Expense
Interest expense increased by $52 million during the six months ended June 30, 2015, compared to the same period in 2014, due to:

(In millions)
Increase due to the acquisition of the Alta Wind Portfolio in August 2014 and the acquisition of the January 2015Assets, which were acquired by NRG in April 2014 and sold to the Company on January 2, 2015	$47
Increase from the issuance of intercompany debt with Yield, Inc. due 2019 and the Senior Notes due 2024	14
Increase from borrowings under the Company's revolving credit facility	3
Decrease from repricing of project-level financing arrangements and principal repayments	(5)
Decrease from changes in the fair value of interest rate swaps	(7)
$52
Income Attributable to Noncontrolling Interest

For the six months ended June 30, 2015, the Company had income of $7 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method.

Liquidity and Capital Resources
The Company's principal liquidity requirements are to meet its financial commitments, finance current operations, fund capital expenditures, including acquisitions from time to time, to service debt and to pay distributions. Historically, the Company's predecessor operations were financed as part of NRG's integrated operations and largely relied on internally generated cash flows as well as corporate and/or project-level borrowings to satisfy its capital expenditure requirements. As a normal part of the Company's business, depending on market conditions, the Company will from time to time consider opportunities to repay, redeem, repurchase or refinance its indebtedness. Changes in the Company's operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause the Company to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.
Liquidity Position
As of June 30, 2015, and December 31, 2014, the Company's liquidity was approximately $515 million and $863 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility. The decrease primarily relates to the acquisition of the January 2015 Drop Down Assets. The Company's various financing arrangements are described in Note 8, Long-term Debt.
Management believes that the Company's liquidity position, cash flows from operations and availability under its revolving credit facility will be adequate to meet the Company's financial commitments, debt service obligations, finance growth, operating and maintenance capital expenditures, and to fund distributions to Yield, Inc. and NRG, both in the near and longer term.  Management continues to regularly monitor the Company's ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management.

Credit Ratings
Credit rating agencies rate a firm's public debt securities. These ratings are utilized by the debt markets in evaluating a firm's credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Company's ability to pay principal, interest and preferred dividends. Rating agencies evaluate a firm's industry, cash flow, leverage, liquidity, and hedge profile, among other factors, in their credit analysis of a firm's credit risk. The Company's Senior Notes are rated BB+ by S&P and Ba1 by Moody's.

Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements, and the issuance of additional equity securities by Yield, Inc. as appropriate given market conditions. As described in Note 8, Long-term Debt, the Company's financing arrangements consist of the revolving credit facility, the Senior Notes, its intercompany borrowings with Yield, Inc. and project-level financings for its various assets.
Recapitalization
As discussed in Significant Events During 2015 in this Item 2 above, amendments to the Yield, Inc.'s certificate of incorporation were approved by the Yield, Inc.'s stockholders at the Annual Meeting of Stockholders held on May 5, 2015 and the Recapitalization became effective on May 14, 2015.

The Class C common stock and Class D common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects to the shares of Class A common stock and Class B common stock, respectively, as to all matters, except that each share of Class C common stock and Class D common stock is entitled to 1/100th of a vote on all stockholder matters. As described above, on June 29, 2015, Yield, Inc. completed the issuance of 28,198,000 shares of Class C common stock for net proceeds of $600 million, net of underwriting discounts and commissions of $20 million. Yield, Inc. utilized the proceeds of the offering to acquire 28,198,000 Class C units of the Company.

Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 8, Long-term Debt; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) distributions.

Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, or costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance. The Company develops annual capital spending plans based on projected requirements for maintenance capital. For the six months ended June 30, 2015, and 2014, the Company used approximately $8 million and $29 million, respectively, to fund capital expenditures. The capital expenditures in the first half of 2015 primarily related to maintenance expense. During the six months ended June 30, 2015, the Company did not incur significant growth capital expenditures related to the construction of new assets and/or the completion of the construction of new assets if already in process.
In January 2015, El Segundo experienced a steam turbine water intrusion resulting in a forced outage on Units 5 and 6.  The units returned to service in April 2015.  The Company completed a root cause analysis and has implemented steps to prevent a recurrence of the event. The company continues to review the financial impact of repair costs and lost capacity revenue to determine amounts available for recovery through insurance or warranty claims.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by NRG in the future, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market, operating expertise and access to capital provides a competitive advantage, and to utilize such acquisitions as a means to grow its cash available for distribution.  As described above in Significant Events in 2015, the following acquisitions and investments occurred in 2015:

•
On June 29, 2015, the Company acquired 25% of the membership interest in Desert Sunlight Investment Holdings, LLC, which owns two solar photovoltaic facilities that total 550 MW located in Desert Center, California, from EFS Desert Sun, LLC, a subsidiary of GE Energy Financial Services for a purchase price of $285 million.

•
On May 7, 2015, the Company acquired a 90.1% interest in Spring Canyon II, a 34 MW wind facility, and Spring Canyon III, a 29 MW wind facility, each located in Logan County, Colorado, from Invenergy Wind Global LLC. The purchase price was funded with cash on hand.

•
On April 30, 2015, the Company completed the acquisition of the University of Bridgeport Fuel Cell project in Bridgeport, CT from FuelCell Energy, Inc. The project added an additional 1.4 MW of thermal capacity with a 12 year contract, with the option for a 7-year extension.

•
On April 9, 2015, NRG and the Company entered into a partnership that will invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years, in which the Company invested $26 million in April 2015; and (ii) in-development, tax equity financed portfolios of approximately 13,000 leases representing approximately 90 MW, with an average lease term for the existing and new leases of approximately 17 to 20 years, in which the company invested $14 million of its $150 million commitment through June 30, 2015. Its maximum exposure will be limited to its equity investment.

•
On January 2, 2015, the Company acquired the January 2015 Drop Down Assets for total cash consideration of $489 million including adjustments of $9 million for working capital, plus assumed project level debt of $737 million.

Cash Distributions to Yield, Inc. and NRG
The Company intends to distribute to its unit holders in the form of a quarterly distribution all of the cash available for distribution that is generated each quarter less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. Cash available for distribution is defined as earnings before income taxes, depreciation and amortization, excluding contract amortization, cash interest paid, income taxes paid, maintenance capital expenditures, investments in unconsolidated affiliates, growth capital expenditures, net of capital and debt funding, and principal amortization of indebtedness, and including cash distributions from unconsolidated affiliates. Distributions on units are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable distributions will continue to be paid in the foreseeable future.

As a result of the Yield, Inc. recapitalization, the Company adjusted its distribution policy to reflect the additional number of Class C and Class D units outstanding. The following table lists the distributions paid on the Company's Class A, B, C and D units during the six months ended June 30, 2015:

	Second Quarter 2015	First Quarter 2015
Distributions per unit A, B	$0.20	$0.39
Distributions per unit C, D	$0.20	N/A
On August 4, 2015, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.21 per unit payable on September 15, 2015 to unit holders of record as of September 1, 2015.

Cash Flow Discussion
The following table reflects the changes in cash flows for the six months ended June 30, 2015, compared to 2014:

Six months ended June 30,	2015	2014	Change
	(In millions)
Net cash provided by operating activities	$88	$75	$13
Net cash used in investing activities	(837)	(178)	(659)
Net cash provided by financing activities	624	152	472
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Higher net distributions from unconsolidated affiliates	$26
Decrease in operating income adjusted for non-cash items and changes in working capital	(13)
$13
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments to acquire businesses, net of cash acquired	$(37)
Increase in payments made to acquire January 2015 Drop Down Assets on January 2, 2015, compared to the payments made on June 30, 2014, for the June 2014 Drop Down Assets	(153)
Decrease in capital expenditures due to several projects being placed in service in early 2014	21
Changes in restricted cash	(42)
Proceeds from renewable grants in 2014	(137)
Increase in investments in unconsolidated affiliates in 2015, compared to 2014, primarily due to the investment in Desert Sunlight made on June 29, 2015	(298)
Other	(13)
$(659)

Net Cash Provided by Financing Activities

Changes in net cash provided by financing activities were driven by:	(In millions)
Contributions from non-controlling interests in 2015	$119
Payment of distributions and returns of capital to NRG, partially offset by contributions from NRG in the first six months of 2014	23
Increase in distributions paid	(17)
Proceeds from the issuance of Class C units on June 29, 2015	600
Increase in payments for long term debt, partially offset by an increase in proceeds from long term debt - external and affiliate	(254)
Decrease in debt issuance costs paid	1
$472

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2015, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. One of these investments, GenConn Energy LLC, is a variable interest entity for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $866 million as of June 30, 2015. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Note 5, Variable Interest Entities, or VIEs.

Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs, as disclosed in the Company's 2014 financial statements for the year ended December 31, 2014, included in the Company's Prospectus dated June 22, 2015. See also Note 8, Long-term Debt, for additional discussion of contractual obligations incurred during the six months ended June 30, 2015.

Fair Value of Derivative Instruments
The Company may enter into fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at certain generation facilities. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate and fixed rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities that include non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2015, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2015. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 6, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2014	$(115)
Contracts realized or otherwise settled during the period	38
Changes in fair value	(2)
Fair Value of Contracts as of June 30, 2015	$(79)

	Fair Value of Contracts as of June 30, 2015
	Maturity
Fair value hierarchy Gains/(Losses)	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(39)	$(39)	$(7)	$6	$(79)
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As discussed below in Quantitative and Qualitative Disclosures about Market Risk -Commodity Price Risk, NRG, on behalf of the Company, measures the sensitivity of the portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the net open position.

Critical Accounting Policies and Estimates
The Company's discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements and related disclosures in compliance with U.S. GAAP requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges, and the fair value of certain assets and liabilities. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies has not changed.
On an ongoing basis, the Company evaluates these estimates, utilizing historic experience, consultation with experts and other methods the Company considers reasonable. In any event, actual results may differ substantially from the Company's estimates. Any effects on the Company's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the information that gives rise to the revision becomes known.
The Company's significant accounting policies are summarized in Note 2, Summary of Significant Accounting Policies. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's critical accounting policies include impairment of long lived assets and other intangible assets and acquisition accounting.
Recent Accounting Developments
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with the Company's power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk, and credit risk.
Commodity Price Risk
Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities, and correlations between various commodities, such as electricity, natural gas and emissions credits. The Company manages the commodity price risk of its merchant generation operations by entering into derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted power sales or purchases of fuel. The portion of forecasted transactions hedged may vary based upon management's assessment of market, weather, operation and other factors.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause no change to the net value of derivatives as of June 30, 2015.
Interest Rate Risk
The Company is exposed to fluctuations in interest rates through its issuance of variable rate debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. NRG's risk management policies allow the Company to reduce interest rate exposure from variable rate debt obligations.
Most of the Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Note 9, Long-Term Debt, to the Company's annual financial statements for the year ended December 31, 2014, included in the Company's Prospectus dated June 22, 2015. See Note 8, Long-term Debt, to this Form 10-Q for more information about interest rate swaps of the Company's project subsidiaries.
If all of the above swaps had been discontinued on June 30, 2015, the Company would have owed the counterparties $83 million. Based on the investment grade rating of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2015, a 1% change in interest rates would result in an approximately $3 million change in interest expense on a rolling twelve month basis.
As of June 30, 2015, the fair value of the Company's debt was $4,798 million and the carrying value was $4,769 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $269 million.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities.
Counterparty Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; and (ii) the use of credit mitigation measures such as prepayment arrangements or volumetric limits. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.

ITEM 4 — Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Company's principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
None.

ITEM 1A — RISK FACTORS
Risks Related to the Company's Business
Certain of the Company's facilities are newly constructed and may not perform as the Company expects.
        All of the Company's conventional and renewable assets have achieved commercial operations within the past six years. The ability of these facilities to meet the Company's performance expectations is subject to the risks inherent in newly constructed power generation facilities and the construction of such facilities, including, but not limited to, degradation of equipment in excess of the Company's expectations, system failures and outages. The failure of these facilities to perform as the Company expects could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
The Company may not be able to effectively identify or consummate any future acquisitions on favorable terms, or at all.
        The Company's business strategy includes growth through the acquisitions of additional generation assets (including through corporate acquisitions). This strategy depends on the Company's ability to successfully identify and evaluate acquisition opportunities and consummate acquisitions on favorable terms. However, the number of acquisition opportunities is limited. In addition, the Company will compete with other companies for these limited acquisition opportunities, which may increase the Company's cost of making acquisitions or cause the Company to refrain from making acquisitions at all. Some of the Company's competitors for acquisitions are much larger than the Company with substantially greater resources. These companies may be able to pay more for acquisitions and may be able to identify, evaluate, bid for and purchase a greater number of assets than the Company's financial or human resources permit. If the Company is unable to identify and consummate future acquisitions, it will impede the Company's ability to execute its growth strategy.
        Furthermore, the Company's ability to acquire future renewable facilities may depend on the viability of renewable assets generally. These assets currently are largely contingent on public policy mechanisms including investment tax credits, cash grants, loan guarantees, accelerated depreciation, RPS and carbon trading plans. These mechanisms have been implemented at the state and federal levels to support the development of renewable generation, demand- side and smart grid and other clean infrastructure technologies. The availability and continuation of public policy support mechanisms will drive a significant part of the economics and viability of the Company's growth strategy and expansion into clean energy investments.
The Company's ability to effectively consummate future acquisitions also depends on its ability to arrange the required or desired financing for acquisitions.
        The Company may not have sufficient availability under its credit facilities or have access to project-level financing on commercially reasonable terms when acquisition opportunities arise. An inability to obtain the required or desired financing could significantly limit the Company's ability to consummate future acquisitions and effectuate its growth strategy. If financing is available, utilization of the Company's credit facilities or project-level financing for all or a portion of the purchase price of an acquisition could significantly increase its interest expense, impose additional or more restrictive covenants and reduce cash available for distribution. The Company's ability to consummate future acquisitions may also depend on its ability to obtain any required regulatory approvals for such acquisitions, including, but not limited to, approval by the FERC under Section 203 of the FPA.
        Finally, the acquisition of companies and assets are subject to substantial risks, including the failure to identify material problems during due diligence (for which the Company may not be indemnified post-closing), the risk of over-paying for assets (or not making acquisitions on an accretive basis) and the ability to retain customers. Further, the integration and consolidation of acquisitions requires substantial human, financial and other resources and, ultimately, the Company's acquisitions may divert management's attention from its existing business concerns, disrupt the Company's ongoing business or not be successfully integrated. There can be no assurances that any future acquisitions will perform as expected or that the returns from such acquisitions will support the financing utilized to acquire them or maintain them. As a result, the consummation of acquisitions may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

The Company's indebtedness could adversely affect its ability to raise additional capital to fund its operations. It could also expose the Company to the risk of increased interest rates and limit its ability to react to changes in the economy or its industry as well as impact its cash available for distribution.
        As of June 30, 2015, the Company had approximately $3,384 million of project-level debt which was incurred by the Company's non-guarantor subsidiaries. In addition, the Company's share of its unconsolidated affiliates' total indebtedness and letters of credit outstanding, as of June 30, 2015, totaled approximately $866 million and $90 million, respectively (calculated as the Company's unconsolidated affiliates' total indebtedness as of such date multiplied by its percentage membership interest in such assets). The Company also had $32 million of letters of credit outstanding to support contracted obligations at its project-level entities as of June 30, 2015. As of June 30, 2015, the Company had borrowing availability of $228 million under its amended and restated revolving credit facility, as amended on June 26, 2015, or the revolving credit facility. The Company's substantial debt could have important negative consequences on its financial condition, including:

•	increasing the Company's vulnerability to general economic and industry conditions;

•
requiring a substantial portion of the Company's cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness, therefore reducing its ability to its cash flow to fund its operations, capital expenditures and future business opportunities;

•	limiting the Company's ability to enter into long-term power sales or fuel purchases, which require credit support;

•	limiting the Company's ability to fund operations or future acquisitions;

•
restricting the ability of the Company's subsidiaries to make certain distributions to it, in light of restricted payment and other financial covenants in its revolving credit facility and other financing agreements;

•
exposing the Company to the risk of increased interest rates because certain of the Company's borrowings, which may include borrowings under its revolving credit facility, are at variable rates of interest;

•
limiting the Company's ability to obtain additional financing for working capital, including collateral postings, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting the Company's ability to adjust to changing market conditions and placing it at a competitive disadvantage compared to its competitors who have less debt.
        The Company's revolving credit facility contains financial and other restrictive covenants that limit its ability to return capital to investors or otherwise engage in activities that may be in the Company's long-term best interests. The failure of the Company to comply with certain covenants could result in an event of default, which, if not cured or waived, may entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, failure to comply with such covenants may entitle the related lenders to demand repayment and accelerate all such indebtedness.
        The agreements governing the Company's project-level financing contain financial and other restrictive covenants that limit the Company's project subsidiaries' ability to make distributions to the Company or otherwise engage in activities that may be in the Company's long-term best interests. The project-level financing agreements generally prohibit distributions from the project entities to the Company unless certain specific conditions are met, including the satisfaction of certain financial ratios. The inability of the Company to satisfy certain financial covenants may prevent cash distributions by particular projects to the Company, and the failure of the Company to comply with those and other covenants could result in an event of default, which, if not cured or waived, may entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, failure to comply with such covenants may entitle the related lenders to demand repayment and accelerate all such indebtedness. If the Company is unable to make distributions from its project-level subsidiaries, it would likely have a material adverse effect on its cash flows.
        Letter of credit facilities to support project-level contractual obligations generally need to be renewed after five to seven years, at which time the Company will need to satisfy applicable financial ratios and covenants. If the Company is unable to renew its letters of credit as expected or replace them with letters of credit under different facilities on favorable terms or at all, the Company may experience a material adverse effect on its business, financial condition, results of operations and cash flows. Furthermore, such inability may constitute a default under certain project-level financing arrangements, restrict the ability of the project-level subsidiary to make distributions to the Company and/or reduce the amount of cash available at such subsidiary to make distributions to the Company.
        In addition, the Company's ability to arrange financing, either at the corporate level or at a non-recourse project-level subsidiary, and the costs of such capital, are dependent on numerous factors, including:

•	general economic and capital market conditions;

•	credit availability from banks and other financial institutions;

•
investor confidence in the Company, its partners, NRG, as principal stockholder (on a combined voting basis) of Yield, Inc. and manager under the Management Services Agreement, and the regional wholesale power markets;

•	the Company's financial performance and the financial performance of its subsidiaries;

•	the Company's level of indebtedness and compliance with covenants in debt agreements;

•	maintenance of acceptable project credit ratings or credit quality;

•	cash flow; and

•	provisions of tax and securities laws that may impact raising capital.
        The Company may not be successful in obtaining additional capital for these or other reasons. Furthermore, the Company may be unable to refinance or replace project-level financing arrangements or other credit facilities on favorable terms or at all upon the expiration or termination thereof. The Company's failure, or the failure of any of its projects, to obtain additional capital or enter into new or replacement financing arrangements when due may constitute a default under such existing indebtedness and may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
Certain of the Company's long-term bilateral contracts with state-regulated utilities could be declared invalid by courts of competent jurisdiction.
        A significant portion of the Company's revenues are derived from long-term bilateral contracts with state-regulated utilities. Other state-regulated contracts, to which the Company is not a party, are being challenged in federal court and have been declared unconstitutional on the grounds that the rate for energy and capacity established by the state-regulated contracts impermissibly conflict with the rate for energy and capacity established by FERC. To date, federal district courts in New Jersey and Maryland have struck down contracts on similar grounds. In 2014, the U.S. Court of Appeals for the Fourth Circuit upheld the Maryland court decision, while the U.S. Court of Appeals for the Third Circuit upheld the New Jersey decision. If certain of the Company's state-regulated agreements with utilities are held to be invalid, the Company may be unable to replace such contracts, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
The generation of electric energy from solar and wind energy sources depends heavily on suitable meteorological conditions.
        If solar or wind conditions are unfavorable, the Company's electricity generation and revenue from renewable generation facilities may be substantially below its expectations. The electricity produced and revenues generated by a solar electric or wind energy generation facility is highly dependent on suitable solar or wind conditions, as applicable, and associated weather conditions, which are beyond the Company's control. Furthermore, components of the Company's system, such as solar panels and inverters, could be damaged by severe weather, such as hailstorms or tornadoes. Replacement and spare parts for key components may be difficult or costly to acquire or may be unavailable. Unfavorable weather and atmospheric conditions could impair the effectiveness of the Company's assets or reduce their output beneath their rated capacity or require shutdown of key equipment, impeding operation of the Company's renewable assets.
        The Company bases its investment decisions with respect to each renewable generation facility on the findings of related wind and solar studies conducted on-site prior to construction or based on historical conditions at existing facilities. However, actual climatic conditions at a facility site, particularly wind conditions, may not conform to the findings of these studies, and therefore, the Company's solar and wind energy facilities may not meet anticipated production levels or the rated capacity of the Company's generation assets, which could adversely affect the Company's business, financial condition and results of operations and cash flows.
Operation of electric generation facilities involves significant risks and hazards customary to the power industry that could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
        The ongoing operation of the Company's facilities involves risks that include the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error, operator error or force majeure events, among other things. Operation of the Company's facilities also involves risks that the Company will be unable to transport its product to customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of generating units, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of the Company's business. Unplanned outages typically increase the Company's operation and maintenance expenses and may reduce the Company's revenues as a result of selling fewer MWh or require the Company to incur significant costs as a result of obtaining replacement power from third parties in the open market to satisfy its forward power sales obligations.
        The Company's inability to operate its electric generation assets efficiently, manage capital expenditures and costs and generate earnings and cash flow from its asset-based businesses could have a material adverse effect on its business, financial condition, results of operations and cash flows. While the Company maintains insurance, obtains warranties from vendors and obligates contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the Company's lost revenues, increased expenses or liquidated damages payments should the Company experience equipment breakdown or non-performance by contractors or vendors.

        Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks such as earthquake, flood, lightning, hurricane and wind, other hazards, such as fire, explosion, structural collapse and machinery failure are inherent risks in the Company's operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in the Company being named as a defendant in lawsuits asserting claims for substantial damages, including for environmental cleanup costs, personal injury and property damage and fines and/or penalties. The Company maintains an amount of insurance protection that it considers adequate, but the Company cannot provide any assurance that its insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which the Company may be subject. Furthermore, the Company's insurance coverage is subject to deductibles, caps, exclusions and other limitations. A loss for which the Company is not fully insured (which may include a significant judgment against any facility or facility operator) could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. Further, due to rising insurance costs and changes in the insurance markets, the Company cannot provide any assurance that its insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
Maintenance, expansion and refurbishment of electric generation facilities involve significant risks that could result in unplanned power outages or reduced output.
        The Company's facilities may require periodic upgrading and improvement. Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, could reduce the Company's facilities' generating capacity below expected levels which would reduce the Company's revenues. Degradation of the performance of the Company's solar facilities above levels provided for in the related offtake agreements may also reduce the Company's revenues. Unanticipated capital expenditures associated with maintaining, upgrading or repairing the Company's facilities may also reduce profitability.
        If the Company makes any major modifications to its conventional power generation facilities, it may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the CAA in the future. Any such modifications could likely result in substantial additional capital expenditures. The Company may also choose to repower, refurbish or upgrade its facilities based on its assessment that such activity will provide adequate financial returns. Such facilities require time for development and capital expenditures before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs, timing, available financing and future fuel and power prices. This could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
Counterparties to the Company's offtake agreements may not fulfill their obligations, and, as the Company's contracts expire, the Company may not be able to replace them with agreements on similar terms in light of increasing competition in the markets in which the Company operates.
        A significant portion of the electric power the Company generates is sold under long-term offtake agreements with public utilities or industrial or commercial end-users, with a weighted average remaining duration of approximately 17 years (based on cash available for distribution) as of June 30, 2015. The largest customers of the Company's power generation assets, including assets in which the Company has less than a 100% membership interest, were SCE, PG&E and CL&P, representing 55%, 24% and 5%, respectively, of the net electric generation capacity of the Company's facilities as of June 30, 2015.
        If, for any reason, any of the purchasers of power under these agreements are unable or unwilling to fulfill their related contractual obligations or if they refuse to accept delivery of power delivered thereunder or if they otherwise terminate such agreements prior to the expiration thereof, the Company's assets, liabilities, business, financial condition, results of operations and cash flows could be materially and adversely affected. Furthermore, to the extent any of the Company's power purchasers are, or are controlled by, governmental entities, the Company's facilities may be subject to legislative or other political action that may impair their contractual performance.
        The power generation industry is characterized by intense competition and the Company's electric generation assets encounter competition from utilities, industrial companies and other independent power producers, in particular with respect to uncontracted output. In recent years, there has been increasing competition among generators for offtake agreements, and this has contributed to a reduction in electricity prices in certain markets characterized by excess supply above designated reserve margins. In light of these market conditions, the Company may not be able to replace an expiring or terminated agreement with an agreement on equivalent terms and conditions, including at prices that permit operation of the related facility on a profitable basis. In addition, the Company believes many of its competitors have well-established relationships with its current and potential suppliers, lenders, customers and have extensive knowledge of the Company's target markets. As a result, these competitors may be able to respond more quickly to evolving industry standards and changing customer requirements than the Company will be able to. Adoption of technology more advanced than that employed by the Company could reduce the Company's competitors' power production costs resulting in their having a lower cost structure than is achievable with the technologies the Company currently employs and adversely affect the Company's ability to compete for offtake agreement renewals. If the Company is unable to replace an expiring or terminated offtake agreement, the affected facility may temporarily or permanently cease operations. External events, such as a severe economic downturn, could also impair the ability of some counterparties to the Company's offtake agreements and other customer agreements to pay for energy and/or other products and services received.
        The Company's inability to enter into new or replacement offtake agreements or to compete successfully against current and future competitors in the markets in which the Company operates could have a material adverse effect on its business, financial condition, results of operations and cash flows.
Certain of the Company's assets operate, wholly or partially, without long-term power sale agreements.
        The generation capacity of the Company's Dover and Paxton thermal generation assets has been sold through May 2018 in the annual BRA under the PJM-administered RPM. Capacity revenue beginning in June 2018 is not yet determined. These facilities do not have offtake agreements for energy sales and sell energy through NRG Power Marketing LLC, an NRG affiliate, into the bid-based auction market for energy administered by PJM based on economic dispatch of their units. If the Company is unable to sell available capacity from those facilities beginning in June 2018 through the BRA or one of the other RPM capacity auctions or the Company is unable to enter into a offtake agreement or otherwise sell unallocated or unsold capacity at favorable terms, there may be a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
        In addition, the Alta X and XI facilities will operate as merchant facilities without long-term power sales agreements for 2015, and therefore are exposed to market fluctuations. Without the benefit of long-term power sales agreements for these assets, the Company cannot be sure that it will be able to sell any or all of the power generated by these facilities at commercially attractive rates or that these facilities will be able to operate profitably. This could lead to future impairments of the Company's property, plant and equipment, which could have a material adverse effect on the Company's results of operations, financial condition or cash flows.
A portion of the steam and chilled water produced by the Company's thermal assets is sold at regulated rates, and the revenue earned by the Company's GenConn assets is established each year in a rate case; accordingly, the profitability of these assets is dependent on regulatory approval.
        Approximately 375 net MWt of capacity from certain of the Company's thermal assets are sold at rates approved by one or more federal or state regulatory commissions, including the Pennsylvania Public Utility Commission and the California Public Utilities Commission for the thermal assets. Similarly, the revenues related to approximately 380 MW of capacity from the GenConn assets are established each year by the Connecticut Public Utilities Regulatory Authority. While such regulatory oversight is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, the rates that the Company may charge, or the revenue that the Company may earn with respect to this capacity are subject to authorization of the applicable regulatory authorities. There can be no assurance that such regulatory authorities will consider all of the costs to have been prudently incurred or that the regulatory process by which rates or revenues are determined will always result in rates or revenues that achieve full recovery of costs or an adequate return on the Company's capital investments. While the Company's rates and revenues are generally established based on an analysis of costs incurred in a base year, the rates the Company is allowed to charge, and the revenues the Company is authorized to earn, may or may not match the costs at any given time. If the Company's costs are not adequately recovered through these regulatory processes, it could have a material adverse effect on its business, financial condition, results of operations and cash flows.
Supplier and/or customer concentration at certain of the Company's facilities may expose it to significant financial credit or performance risks.
        The Company often relies on a single contracted supplier or a small number of suppliers for the provision of fuel, transportation of fuel, equipment, technology and/or other services required for the operation of certain of the Company's facilities. In addition, certain of the Company's suppliers provide long-term warranties with respect to the performance of their products or services. If any of these suppliers cannot perform under their agreements with the Company, or satisfy their related warranty obligations, the Company will need to utilize the marketplace to provide or repair these products and services. There can be no assurance that the marketplace can provide these products and services as, when and where required. The Company may not be able to enter into replacement agreements on favorable terms or at all. If the Company is unable to enter into replacement agreements to provide for fuel, equipment, technology and other required services, the Company would seek to purchase the related goods or services at market prices, exposing the Company to market price volatility and the risk that fuel and transportation may not be available during certain periods at any price. The Company may also be required to make significant capital contributions to remove, replace or redesign equipment that cannot be supported or maintained by replacement suppliers, which could have a material adverse effect on the Company's business, financial condition, results of operations, credit support terms and cash flows.
        In addition, potential or existing customers at the Company's district energy centers and combined heat and power plants may opt for on-site systems in lieu of using the Company's district energy centers and combined heat and power plants, either due to corporate policies regarding the allocation of capital, unique situations where an on-site system might in fact prove more efficient, because of previously committed capital in systems that are already on-site, or otherwise. At times, the Company relies on a single customer or a few customers to purchase all or a significant portion of a facility's output, in some cases under long-term agreements that account for a substantial percentage of the anticipated revenue from a given facility.
        The failure of any supplier to fulfill its contractual obligations to the Company or the loss of potential or existing customers could have a material adverse effect on the Company's financial results. Consequently, the financial performance of the Company's facilities is dependent on the credit quality of, and continued performance by, the Company's suppliers and vendors and the Company's ability to solicit and retain customers.
The Company currently owns, and in the future may acquire, certain assets in which the Company has limited control over management decisions and the Company's interests in such assets may be subject to transfer or other related restrictions.
        The Company has limited control over the operation of GenConn, Avenal and CVSR because the Company beneficially owns 49.95%, 49.95% and 48.95%, respectively, of the membership interests in such assets. The Company may seek to acquire additional assets in which it owns less than a majority of the related membership interests in the future. In these investments, the Company will seek to exert a degree of influence with respect to the management and operation of assets in which it owns less than a majority of the membership interests by negotiating to obtain positions on management committees or to receive certain limited governance rights, such as rights to veto significant actions. However, the Company may not always succeed in such negotiations. The Company may be dependent on its co-venturers to operate such assets. The Company's co-venturers may not have the level of experience, technical expertise, human resources management and other attributes necessary to operate these assets optimally. In addition, conflicts of interest may arise in the future between the Company and its investors, on the one hand, and the Company's co-venturers, on the other hand, where the Company's co-venturers' business interests are inconsistent with the Company's interests and those of the Company's investors. Further, disagreements or disputes between the Company and its co-venturers could result in litigation, which could increase the Company's expenses and potentially limit the time and effort the Company's officers and the officers and directors of Yield, Inc. are able to devote to the Company's business.
        The approval of co-venturers may also be required for the Company to receive distributions of funds from assets or to sell, pledge, transfer, assign or otherwise convey its interest in such assets, or for the Company to acquire NRG's interests in such co-ventures as an initial matter. Alternatively, the Company's co-venturers may have rights of first refusal or rights of first offer in the event of a proposed sale or transfer of its interests in such assets. These restrictions may limit the price or interest level for the Company's interests in such assets, in the event the Company wants to sell such interests.
        Furthermore, certain of the Company's facilities are operated by third-party operators, such as First Solar. To the extent that third-party operators do not fulfill their obligations to manage operations of the facilities or are not effective in doing so, the amount of the Company's cash available for distribution may be adversely affected.
The Company's assets are exposed to risks inherent in the Company's use of interest rate swaps and forward fuel purchase contracts and the Company may be exposed to additional risks in the future if it utilizes other derivative instruments.
        The Company uses interest rate swaps to manage interest rate risk. In addition, the Company uses forward fuel purchase contracts to hedge its limited commodity exposure with respect to its district energy assets. If the Company elects to enter into such commodity hedges, the related asset could recognize financial losses on these arrangements as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. If actively quoted market prices and pricing information from external sources are not available, the valuation of these contracts would involve judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts. If the values of these financial contracts change in a manner that the Company does not anticipate, or if a counterparty fails to perform under a contract, it could harm the Company's business, financial condition, results of operations and cash flows.
The Company's business is subject to restrictions resulting from environmental, health and safety laws and regulations.
        The Company is subject to various federal, state and local environmental and health and safety laws and regulations, and the Company may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property where there has been a release or threatened release of a hazardous regulated material as well as other affected properties, regardless of whether the Company knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed an affected property's value, the Company could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. Further, some environmental laws provide for the creation of a lien on a contaminated site in favor of the government as security for damages and any costs the government incurs in connection with such contamination and associated clean-up. Although the Company generally requires its operators to undertake to indemnify it for environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of the operator to indemnify the Company. The presence of contamination or the failure to remediate contamination may adversely affect the Company's ability to operate its business.

The Company does not own all of the land on which its power generation or thermal assets are located, which could result in disruption to its operations.
        The Company does not own all of the land on which its power generation or thermal assets are located, and the Company is, therefore, subject to the possibility of less desirable terms and increased costs to retain necessary land use if the Company does not have valid leases or rights-of-way or if such rights-of-way lapse or terminate. Although the Company has obtained rights to construct and operate these assets pursuant to related lease arrangements, the Company's rights to conduct those activities are subject to certain exceptions, including the term of the lease arrangement. The Company's loss of these rights, through its inability to renew right- of-way contracts or otherwise, may adversely affect the Company's ability to operate its generation and thermal infrastructure assets.
The Company's electric generation business is subject to substantial governmental regulation and may be adversely affected by changes in laws or regulations, as well as liability under, or any future inability to comply with, existing or future regulations or other legal requirements.
        The Company's electric generation business is subject to extensive U.S. federal, state and local laws and regulation. Compliance with the requirements under these various regulatory regimes may cause the Company to incur significant additional costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines, and/or civil or criminal liability.
        Public utilities under the FPA are required to obtain FERC acceptance of their rate schedules for wholesale sales of electric energy, capacity and ancillary services. Except for generating facilities within the footprint of the ERCOT, which are regulated by the PUCT, all of the Company's assets make wholesale sales of electric energy, capacity and ancillary services in interstate commerce and are public utilities for purposes of the FPA, unless otherwise exempt from such status (see below). FERC's orders that grant market-based rate authority to wholesale power marketers reserve the right to revoke or revise that authority if FERC subsequently determines that the seller can exercise market power in transmission or generation, create barriers to entry or engage in abusive affiliate transactions. In addition, public utilities are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose the Company to criminal and civil penalties or other risks.
        The Company's market-based sales are subject to certain rules prohibiting manipulative or deceptive conduct, and if any of the Company's generating companies are deemed to have violated those rules, they will be subject to potential disgorgement of profits associated with the violation, penalties, suspension or revocation of market-based rate authority. If such generating companies were to lose their market-based rate authority, such companies would be required to obtain FERC's acceptance of a cost-of-service rate schedule and could become subject to the significant accounting, record-keeping and reporting requirements that are imposed on utilities with cost-based rate schedules. This could have a material adverse effect on the rates the Company is able to charge for power from its facilities.
        Most of the Company's assets are operating as EWGs, as defined under the PUHCA, or QFs, as defined under the PURPA, and therefore are exempt from certain regulation under the PUHCA and the PURPA. If a facility fails to maintain its status as an EWG or a QF or there are legislative or regulatory changes revoking or limiting the exemptions to the PUHCA, then the Company may be subject to significant accounting, record-keeping, access to books and records and reporting requirements and failure to comply with such requirements could result in the imposition of penalties and additional compliance obligations.
        Substantially all of the Company's generation assets are also subject to the reliability standards promulgated by the designated Electric Reliability Organization (currently the NERC). If the Company fails to comply with the mandatory reliability standards, it could be subject to sanctions, including substantial monetary penalties and increased compliance obligations.
        The Company is also affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs, cost allocations, and bidding rules that occur in the existing regional markets operated by RTOs or ISOs, such as PJM. The RTOs/ISOs that oversee most of the wholesale power markets impose, and in the future may continue to impose, mitigation, including price limitations, offer caps and other mechanisms to address some of the volatility and the potential exercise of market power in these markets. These types of price limitations and other regulatory mechanisms may have a material adverse effect on the profitability of the Company's generation facilities acquired in the future that sell energy, capacity and ancillary products into the wholesale power markets.
The regulatory environment for electric generation has undergone significant changes in the last several years due to state and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission assets. These changes are ongoing, and the Company cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on the Company's business. In addition, in some of these markets, interested parties have proposed material market design changes and to re-regulate the markets or require divestiture of electric generation assets by asset owners or operators to reduce their market share. Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the deregulation process. If competitive restructuring of the electric power markets is reversed, discontinued or delayed, the Company's business prospects and financial results could be negatively impacted.

The Company is subject to environmental laws and regulations that impose extensive and increasingly stringent requirements on the Company's operations, as well as potentially substantial liabilities arising out of environmental contamination.
        The Company's assets are subject to numerous and significant federal, state and local laws, including statutes, regulations, guidelines, policies, directives and other requirements governing or relating to, among other things: protection of wildlife, including threatened and endangered species; air emissions; discharges into water; water use; the storage, handling, use, transportation and distribution of dangerous goods and hazardous, residual and other regulated materials, such as chemicals; the prevention of releases of hazardous materials into the environment; the prevention, presence and remediation of hazardous materials in soil and groundwater, both on and offsite; land use and zoning matters; and workers' health and safety matters. The Company's facilities could experience incidents, malfunctions and other unplanned events that could result in spills or emissions in excess of permitted levels and result in personal injury, penalties and property damage. As such, the operation of the Company's facilities carries an inherent risk of environmental, health and safety liabilities (including potential civil actions, compliance or remediation orders, fines and other penalties) and may result in the assets being involved from time to time in administrative and judicial proceedings relating to such matters. The Company has implemented environmental, health and safety management programs designed to continually improve environmental, health and safety performance.
        Environmental laws and regulations have generally become more stringent over time, and the Company expects this trend to continue. Significant costs may be incurred for capital expenditures under environmental programs to keep the assets compliant with such environmental laws and regulations. If it is not economical to make those expenditures, it may be necessary to retire or mothball facilities or restrict or modify the Company's operations to comply with more stringent standards. These environmental requirements and liabilities could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
Risks that are beyond the Company's control, including but not limited to acts of terrorism or related acts of war, natural disaster, hostile cyber intrusions or other catastrophic events, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
        The Company's generation facilities that have been acquired or those that the Company otherwise acquires or constructs and the facilities of third parties on which they rely may be targets of terrorist activities, as well as events occurring in response to or in connection with them, that could cause environmental repercussions and/or result in full or partial disruption of the facilities ability to generate, transmit, transport or distribute electricity or natural gas. Strategic targets, such as energy-related facilities, may be at greater risk of future terrorist activities than other domestic targets. Hostile cyber intrusions, including those targeting information systems as well as electronic control systems used at the generating plants and for the related distribution systems, could severely disrupt business operations and result in loss of service to customers, as well as create significant expense to repair security breaches or system damage.
        Furthermore, certain of the Company's power generation thermal assets are located in active earthquake zones in California and Arizona, and certain of the Company's project companies and suppliers conduct their operations in the same region or in other locations that are susceptible to natural disasters. In addition, California and some of the locations where certain of the Company's suppliers are located, from time to time, have experienced shortages of water, electric power and natural gas. The occurrence of a natural disaster, such as an earthquake, drought, flood or localized extended outages of critical utilities or transportation systems or any critical resource shortages, affecting the Company or its suppliers, could cause a significant interruption in the Company's business, damage or destroy its facilities or those of its suppliers or the manufacturing equipment or inventory of its suppliers.
        Any such terrorist acts, environmental repercussions or disruptions or natural disasters could result in a significant decrease in revenues or significant reconstruction or remediation costs, beyond what could be recovered through insurance policies, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
Government regulations providing incentives for renewable generation could change at any time and such changes may negatively impact the Company's growth strategy.
        The Company's growth strategy depends in part on government policies that support renewable generation and enhance the economic viability of owning renewable electric generation assets. Renewable generation assets currently benefit from various federal, state and local governmental incentives such as ITCs, cash grants in lieu of ITCs, loan guarantees, RPS programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. For example, the U.S. Internal Revenue Code of 1986, as amended, provides an ITC of 30% of the cost-basis of an eligible resource, including solar energy facilities placed in service prior to the end of 2016, which percentage is currently scheduled to be reduced to 10% for solar energy systems placed in service after December 31, 2016.
        Many states have adopted RPS programs mandating that a specified percentage of electricity sales come from eligible sources of renewable energy. However, the regulations that govern the RPS programs, including pricing incentives for renewable energy, or reasonableness guidelines for pricing that increase valuation compared to conventional power (such as a projected value for carbon reduction or consideration of avoided integration costs), may change. If the RPS requirements are reduced or eliminated, it could lead to fewer future power contracts or lead to lower prices for the sale of power in future power contracts, which could have a material adverse effect on the Company's future growth prospects. Such material adverse effects may result from decreased revenues, reduced economic returns on certain project company investments, increased financing costs, and/or difficulty obtaining financing. Furthermore, the ARRA included incentives to encourage investment in the renewable energy sector, such as cash grants in lieu of ITCs, bonus depreciation and expansion of the DOE loan guarantee program. It is uncertain what loan guarantees may be made by the DOE loan guarantee program in the future. In addition, the cash grant in lieu of ITCs program only applies to facilities that commenced construction prior to December 31, 2011, which commencement date may be determined in accordance with the safe harbor if more than 5% of the total cost of the eligible property was paid or incurred by December 31, 2011.
        If the Company is unable to utilize various federal, state and local government incentives to acquire additional renewable assets in the future, or the terms of such incentives are revised in a manner that is less favorable to the Company, the Company may suffer a material adverse effect on its business, financial condition, results of operations and cash flows.
The Company relies on electric interconnection and transmission facilities that it does not own or control and that are subject to transmission constraints within a number of the Company's regions. If these facilities fail to provide the Company with adequate transmission capacity, the Company may be restricted in its ability to deliver electric power to its customers and it may either incur additional costs or forego revenues.
        The Company depends on electric interconnection and transmission facilities owned and operated by others to deliver the wholesale power it sells from its electric generation assets to its customers. A failure or delay in the operation or development of these interconnection or transmission facilities or a significant increase in the cost of the development of such facilities could result in the Company losing revenues. Such failures or delays could limit the amount of power the Company's operating facilities deliver or delay the completion of the Company's construction projects. Additionally, such failures, delays or increased costs could have a material adverse effect on the Company's business, financial condition and results of operations. If a region's power transmission infrastructure is inadequate, the Company's recovery of wholesale costs and profits may be limited. If restrictive transmission price regulation is imposed, the transmission companies may not have a sufficient incentive to invest in expansion of transmission infrastructure. The Company cannot also predict whether interconnection and transmission facilities will be expanded in specific markets to accommodate competitive access to those markets. In addition, certain of the Company's operating facilities' generation of electricity may be curtailed without compensation due to transmission limitations or limitations on the electricity grid's ability to accommodate intermittent electricity generating sources, reducing the Company's revenues and impairing the Company's ability to capitalize fully on a particular facility's generating potential. Such curtailments could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Furthermore, economic congestion on transmission networks in certain of the markets in which the Company operates may occur and the Company may be deemed responsible for congestion costs. If the Company were liable for such congestion costs, its financial results could be adversely affected.
The Company's costs, results of operations, financial condition and cash flows could be adversely impacted by the disruption of the fuel supplies necessary to generate power at the Company's conventional and thermal power generation facilities.
        Delivery of fossil fuels to fuel the Company's conventional and thermal generation facilities is dependent upon the infrastructure (including natural gas pipelines) available to serve each such generation facility as well as upon the continuing financial viability of contractual counterparties. As a result, the Company is subject to the risks of disruptions or curtailments in the production of power at these generation facilities if a counterparty fails to perform or if there is a disruption in the fuel delivery infrastructure.
The Company has a limited operating history and as a result there is no assurance it can operate on a profitable basis.
        The Company has a limited operating history on which to base an evaluation of the Company's business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of operation. There is no assurance that the Company will be successful in addressing the risks it may encounter, and the Company's failure to do so could have a material adverse effect on its business, financial condition, results of operations and cash flows.
If the Company is deemed to be an investment company, it may be required to institute burdensome compliance requirements and its activities may be restricted, which may make it difficult for the Company to complete strategic acquisitions or effect combinations.
        If the Company is deemed to be an investment company under the Investment Company Act of 1940, the Company's business would be subject to applicable restrictions under the Investment Company Act of 1940, which could make it impracticable for the Company to continue its business as contemplated.
        The Company believes it is not an investment company under Section 3(b)(1) of the Investment Company Act of 1940 because it is primarily engaged in a non-investment company business. The Company intends to conduct its operations so that it will not be deemed an investment company. However, if the Company were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on the Company's capital structure and the Company's ability to transact with affiliates, could make it impractical for the Company to continue its business as contemplated.
Risks Related to the Company's Relationship with NRG
NRG is the controlling stockholder of the Company's corporate parent, Yield, Inc., and will exercise substantial influence over the Company and the Company is highly dependent on NRG.
        NRG beneficially owns approximately 55.1% of the combined voting power of Yield, Inc.'s common stock outstanding. As a result of this ownership, NRG has a substantial influence on the Company's affairs. NRG's voting power will continue to constitute a large percentage of any quorum of the stockholders of Yield, Inc. voting on any matter requiring the approval of its stockholders. Such matters include the election of directors, the adoption of amendments to Yield, Inc.'s second amended and restated certificate of incorporation and bylaws and approval of mergers or sales of all or substantially all of its assets.
        Furthermore, the Company depends upon the management and administration services provided by or under the direction of NRG under the Management Services Agreement. NRG personnel and support staff that provide services to the Company under the Management Services Agreement are not required to, and the Company does not expect that they will, have as their primary responsibility the management and administration of Yield, Inc. or to act exclusively for the Company and the Management Services Agreement does not require any specific individuals to be provided by NRG. Under the Management Services Agreement, NRG has the discretion to determine which of its employees perform assignments required to be provided to the Company. Any failure to effectively manage the Company's operations or to implement the Company's strategy could have a material adverse effect on its business, financial condition, results of operations and cash flows. The Management Services Agreement has a perpetual duration, until terminated in accordance with its provisions.
        The Company also depends upon NRG for the provision of management and administration services at all of the Company's facilities. Any failure by NRG to perform its requirements under these arrangements or the failure by the Company to identify and contract with replacement service providers, if required, could adversely affect the operation of the Company's facilities and have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
The Company may not be able to consummate future acquisitions from NRG.
        The Company's ability to grow through acquisitions depends, in part, on NRG's ability to identify and present the Company with acquisition opportunities. NRG established the Company to hold and acquire a diversified suite of power generating assets in the U.S. Although NRG has agreed to grant the Company a right of first offer with respect to certain power generation assets that NRG may elect to sell in the future, NRG is under no obligation to sell drop-down assets or to accept any related offer from the Company. Furthermore, NRG has no obligation to source acquisition opportunities specifically for the Company. In addition, NRG has not agreed to commit to the Company any minimum level of dedicated resources for the pursuit of renewable power-related acquisitions. There are a number of factors which could materially and adversely impact the extent to which suitable acquisition opportunities are made available from NRG, including:

•
the same professionals within NRG's organization that are involved in acquisitions that are suitable for the Company have responsibilities within NRG's broader asset management business, which may include sourcing acquisition opportunities for NRG (limits on the availability of such individuals will likewise result in a limitation on their availability to pursue acquisition opportunities for the Company); and

•
in addition to structural limitations, the question of whether a particular asset is suitable is highly subjective and is dependent on a number of factors including an assessment by NRG relating to the Company's liquidity position at the time, the risk profile of the opportunity and its fit with the balance of the Company's then current operations and other factors. If NRG determines that an opportunity is not suitable for the Company, it may still pursue such opportunity on its own behalf, or on behalf of another NRG affiliate.

        In making these determinations, NRG may be influenced by factors that result in a misalignment or conflict of interest. See "Risks Related to the Company's Business—The Company may not be able to effectively identify or consummate any future acquisitions on favorable terms, or at all" for a description of risks associated with the identifying, evaluating and consummating acquisitions generally, including acquisitions of drop-down assets.
The departure of some or all of NRG's employees could prevent the Company from achieving its objectives.
        The Company depends on the diligence, skill and business contacts of NRG's professionals and the information and opportunities they generate during the normal course of their activities. Furthermore, approximately 31% of NRG's employees at NRG's generation plants were covered by collective bargaining agreements as of December 31, 2014.
        The Company's future success depends on the continued service of these individuals, who are not obligated to remain employed with NRG, and on successfully renegotiating their collective bargaining agreements when such agreements expire or otherwise terminate. NRG has experienced departures of key professionals and personnel in the past and may do so in the future, and the Company cannot predict the impact that any such departures will have on the Company's ability to achieve its objectives. The departure of a significant number of NRG's professionals or a material portion of the NRG employees who work at any of the Company's facilities for any reason, or the failure to appoint qualified or effective successors in the event of such departures, could have a material adverse effect on the Company's ability to achieve its objectives. The Management Services Agreement does not require NRG to maintain the employment of any of its professionals or to cause any particular professional to provide services to the Company or on the Company's behalf.
The Company's organizational and ownership structure may create significant conflicts of interest that may be resolved in a manner that is not in the Company's best interests and that may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
        The Company's organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between the Company and NRG. The Company has entered into a Management Services Agreement with NRG. Each of the Company's executive officers is a shared NRG executive and devotes his or her time to both the Company and NRG as needed to conduct the respective businesses pursuant to the Management Services Agreement. In addition, NRG and its representatives, agents and affiliates have access to the Company's confidential information. Although some of these persons are subject to confidentiality obligations pursuant to confidentiality agreements or implied duties of confidence, the Management Services Agreement does not contain general confidentiality provisions.
        Additionally, all of the Company's executive officers continue to have economic interests in NRG and, accordingly, the benefit to NRG from a transaction between the Company and NRG will proportionately inure to their benefit as holders of economic interests in NRG. NRG is a related party under the applicable securities laws governing related party transactions and may have interests which differ from the Company's interests, including with respect to the types of acquisitions made, the timing and amount of dividends by Yield, Inc., the reinvestment of returns generated by the Company's operations, the use of leverage when making acquisitions and the appointment of outside advisors and service providers. Any material transaction between the Company and NRG (including the proposed acquisition of any drop-down asset) will be subject to the Company's related party transaction policy, which requires prior approval of such transaction by Yield, Inc.'s corporate committees. Those of Yield, Inc.'s executive officers who have economic interests in NRG may be conflicted when advising its corporate committees or otherwise participating in the negotiation or approval of such transactions. These executive officers have significant project- and industry-specific expertise that could prove beneficial to Yield, Inc.'s Corporate Governance, Conflicts and Nominating Committee's decision-making process and the absence of such strategic guidance could have a material adverse effect on the corporate committees' ability to evaluate any such transaction. Furthermore, the creation of Yield, Inc.'s corporate committees and the Company's related party transaction approval policy may not insulate the Company from derivative claims related to related party transactions and the conflicts of interest described in this risk factor. Regardless of the merits of such claims, the Company may be required to expend significant management time and financial resources in the defense thereof. Additionally, to the extent the Company fails to appropriately deal with any such conflicts, it could negatively impact the Company's reputation and ability to raise additional funds and the willingness of counterparties to do business with the Company, all of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
The Company may be unable or unwilling to terminate the Management Services Agreement.
        The Management Services Agreement provides that the Company may terminate the agreement upon 30 days prior written notice to NRG upon the occurrence of any of the following: (i) NRG defaults in the performance or observance of any material term, condition or covenant contained therein in a manner that results in material harm to the Company and the default continues unremedied for a period of 30 days after written notice thereof is given to NRG; (ii) NRG engages in any act of fraud, misappropriation of funds or embezzlement that results in material harm to the Company; (iii) NRG is grossly negligent in the performance of its duties under the agreement and such negligence results in material harm to the Company; or (iv) upon the happening of certain events relating to the bankruptcy or insolvency of NRG. Furthermore, if the Company requests an amendment to the scope of services provided by NRG under the Management Services Agreement and the Company is not able to agree with NRG as to a change to the service fee resulting from a change in the scope of services within 180 days of the request, the Company may terminate the agreement upon 30 days prior notice to NRG.
The Company is able to terminate the agreement for any other reason, including if NRG experiences a change of control, and the agreement continues in perpetuity, until terminated in accordance with its terms. If NRG's performance does not meet the expectations of investors, and the Company is unable to terminate the Management Services Agreement, it could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
If NRG terminates the Management Services Agreement or defaults in the performance of its obligations under the agreement the Company may be unable to contract with a substitute service provider on similar terms, or at all.
        The Company relies on NRG to provide it with management services under the Management Services Agreement and do not have independent executive or senior management personnel. The Management Services Agreement provides that NRG may terminate the agreement upon 180 days prior written notice of termination to the Company if it defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm and the default continues unremedied for a period of 30 days after written notice of the breach is given to the Company. If NRG terminates the Management Services Agreement or defaults in the performance of its obligations under the agreement, the Company may be unable to contract with a substitute service provider on similar terms or at all, and the costs of substituting service providers may be substantial. In addition, in light of NRG's familiarity with the Company's assets, a substitute service provider may not be able to provide the same level of service due to lack of pre-existing synergies. If the Company cannot locate a service provider that is able to provide the Company with substantially similar services as NRG does under the Management Services Agreement on similar terms, it would likely have a material adverse effect on the Company's business, financial condition, results of operation and cash flows.
The liability of NRG is limited under the Company's arrangements with it and the Company has agreed to indemnify NRG against claims that it may face in connection with such arrangements, which may lead it to assume greater risks when making decisions relating to the Company than it otherwise would if acting solely for its own account.
        Under the Management Services Agreement, NRG does not assume any responsibility other than to provide or arrange for the provision of the services described in the Management Services Agreement in good faith. In addition, under the Management Services Agreement, the liability of NRG and its affiliates is limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or gross negligence or, in the case of a criminal matter, action that was known to have been unlawful. In addition, the Company has agreed to indemnify NRG to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with the Company's operations, investments and activities or in respect of or arising from the Management Services Agreement or the services provided by NRG, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. These protections may result in NRG tolerating greater risks when making decisions than otherwise would be the case, including when determining whether to use leverage in connection with acquisitions. The indemnification arrangements to which NRG is a party may also give rise to legal claims for indemnification that are adverse to Yield, Inc.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
2.1*^	Purchase and Sale Agreement, dated as of June 17, 2015, between EFS Desert Sun, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2015.
3.1	Third Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of May 14, 2015.	Incorporated herein by reference to Exhibit 10.4 to NRG Yield, Inc.'s Current Report on Form 8-K filed on May 15, 2015.
4.1	Fourth Supplemental Indenture, dated as of May 8, 2015, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to NRG Yield, Inc.'s Current Report on Form 8-K filed on May 8, 2015.
4.2	Indenture, dated June 29, 2015, among NRG Yield, Inc., the Guarantors and the Trustee.	Incorporated herein by reference to Exhibit 4.1 to NRG Yield, Inc.'s Current Report on Form 8-K filed on June 29, 2015.
4.3	Form of 3.25% Convertible Senior Note due 2020.	Incorporated herein by reference to Exhibit 4.2 to NRG Yield, Inc.'s Current Report on Form 8-K filed on June 29, 2015.
10.1*	Amended and Restated Limited Liability Company Agreement of NRG RPV Holdco 1 LLC, dated as of April 9, 2015.	Incorporated herein by reference to Exhibit 10.1 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2015.
10.2*	Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 1 LLC, dated as of May 8, 2015.	Incorporated herein by reference to Exhibit 10.2 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2015.
10.3	Amended and Restated Exchange Agreement, dated as of May 14, 2015, by and among NRG Energy, Inc., NRG Yield, Inc., and NRG Yield LLC.	Incorporated herein by reference to Exhibit 10.1 to NRG Yield, Inc.'s Current Report on Form 8-K filed on May 15, 2015.
10.4	Amended and Restated Registration Rights Agreement, dated as of May 14, 2015, by and between NRG Energy, Inc. and NRG Yield, Inc.	Incorporated herein by reference to Exhibit 10.2 to NRG Yield, Inc.'s Current Report on Form 8-K filed on May 15, 2015.
10.5	NRG Yield, Inc. Amended and Restated 2013 Equity Incentive Plan, dated as of May 14, 2015.	Incorporated herein by reference to Exhibit 10.5 to NRG Yield, Inc.'s Current Report on Form 8-K filed on May 15, 2015.
10.6	Amendment No. 3 to Credit Agreement, dated as of January 27, 2014, by and between NRG West Holdings LLC and Credit Agricole Corporate and Investment Bank.	Incorporated herein by reference to Exhibit 10.6 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2015.
10.7
Amendment No. 4 to the Credit Agreement and Amendment No. 1 to the Collateral Agreement, dated as of May 16, 2014, by and between NRG West Holdings LLC, El Segundo Energy Center LLC and Credit Agricole Corporate and Investment Bank.
Incorporated herein by reference to Exhibit 10.7 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2015.
10.8	Amendment No. 5 to Credit Agreement, dated as of May 29, 2015, by and between NRG West Holdings LLC and ING Capital LLC.	Incorporated herein by reference to Exhibit 10.8 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2015.
10.9	First Amendment to Amended & Restated Credit Agreement, dated June 26, 2015, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada and the Lenders party thereto.	Incorporated herein by reference to Exhibit 10.9 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2015.
31.1	Rule 13a-14(a)/15d-14(a) certification of David Crane.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

* Confidential Treatment has been requested for certain provisions omitted from this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934. The omitted information has been filed separately with the Securities and Exchange Commission.
^ Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG YIELD LLC (Registrant)

/s/ DAVID CRANE
David Crane
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: August 4, 2015	Chief Accounting Officer (Principal Accounting Officer)