Form 10-Q
period 2016-03-31
NRG YIELD LLC
filed 2016-05-05
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2016

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
Yes ☐       No ☒
As of April 30, 2016, there were 34,586,250 Class A units outstanding, 42,738,750 Class B units outstanding, 62,784,250 Class C units outstanding, and 42,738,750 Class D units outstanding. There is no public market for the registrant's outstanding units.
NOTE: WHEREAS NRG YIELD LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM 10-Q IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Yield LLC, together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, and the following:

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

•
Operating and financial restrictions placed on the Company that are contained in the project-level debt facilities and other agreements of certain subsidiaries and project-level subsidiaries generally, in the NRG Yield Operating LLC amended and restated revolving credit facility and in the indentures governing the Senior Notes; and

•
The Company's ability to borrow additional funds and access capital markets, as well as the Company's substantial indebtedness and the possibility that the Company may incur additional indebtedness going forward.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2015 Form 10-K	NRG Yield LLC's Annual Report on Form 10-K for the year ended December 31, 2015
AOCL	Accumulated Other Comprehensive Loss
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates - updates to the ASC
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
CAFD
Cash Available For Distribution, which the Company defines as net income before interest expense, income taxes, depreciation and amortization, plus cash distributions from unconsolidated affiliates, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness and changes in other assets

COD	Commercial Operations Date
Company	NRG Yield LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
DGPV Holdco 1	NRG DGPV Holdco 1 LLC
DGPV Holdco 2	NRG DGPV Holdco 2 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, the January 2015 Drop Down Assets and the November 2015 Drop Down Assets
Economic Gross Margin	Energy and capacity revenue, less cost of fuels
El Segundo	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GenConn	GenConn Energy LLC
HLBV	Hypothetical Liquidation at Book Value
IASB	International Accounting Standards Board
ISO	Independent System Operator, also referred to as RTO
January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were acquired by Yield Operating LLC from NRG on January 2, 2015
Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the Kansas South project
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG Yield, Inc. net of collateral
November 2015 Drop Down Assets	75% of the Class B interests of NRG Wind TE Holdco, which owns a portfolio of 12 wind facilities totaling 814 net MW, which was acquired by Yield Operating LLC from NRG on November 3, 2015
NRG	NRG Energy, Inc.

NRG Wind TE Holdco	NRG Wind TE Holdco LLC
OCI/OCL	Other comprehensive income/loss
Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
RPV Holdco	NRG RPV Holdco 1 LLC
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
Senior Notes	Yield Operating LLC's $500 million of 5.375% unsecured senior notes due 2024
TA High Desert	TA-High Desert LLC, the operating subsidiary of NRG Solar Mayfair LLC, which owns the TA High Desert project
Taloga	Taloga Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Taloga project
Tapestry	Collection of the Pinnacle, Buffalo Bear and Taloga projects
Thermal Business
The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units

U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States
Utility Scale Solar
Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level

VaR	Value at Risk
VIE	Variable Interest Entity
Walnut Creek	NRG Walnut Creek, LLC, the operating subsidiary of WCEP Holdings, LLC, which owns the Walnut Creek project
Yield, Inc.	NRG Yield, Inc.
Yield Operating LLC	NRG Yield Operating LLC, the holder of the project assets that belong to NRG Yield LLC

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NRG YIELD LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions)	2016	2015 (a)
Operating Revenues
Total operating revenues	$220	$200
Operating Costs and Expenses
Cost of operations	83	84
Depreciation and amortization	66	67
General and administrative	2	3
Total operating costs and expenses	151	154
Operating Income	69	46
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	2	2
Other income, net	—	1
Interest expense	(66)	(72)
Total other expense, net	(64)	(69)
Net Income (Loss)	5	(23)
Less: Net loss attributable to noncontrolling interests	(11)	(5)
Net Income (Loss) Attributable to NRG Yield LLC	$16	$(18)

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
(In millions)	2016	2015 (a)
Net Income (Loss)	$5	$(23)
Other Comprehensive Loss
Unrealized loss on derivatives	(50)	(28)
Other comprehensive loss	(50)	(28)
Comprehensive Loss	(45)	(51)
Less: Comprehensive loss attributable to noncontrolling interests	(12)	(6)
Comprehensive Loss Attributable to NRG Yield LLC	$(33)	$(45)

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$75	$110
Restricted cash	60	48
Accounts receivable — trade	85	95
Accounts receivable — affiliate	7	4
Inventory	34	35
Notes receivable	7	7
Prepayments and other current assets	20	22
Total current assets	288	321
Property, plant and equipment, net of accumulated depreciation of $767 and $701	5,012	5,056
Other Assets
Equity investments in affiliates	779	798
Notes receivable	8	10
Intangible assets, net of accumulated amortization of $111 and $93	1,338	1,362
Other non-current assets	58	61
Total other assets	2,183	2,231
Total Assets	$7,483	$7,608
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current portion of long-term debt — external	$242	$241
Accounts payable — trade	26	23
Accounts payable — affiliate	24	85
Derivative instruments	38	39
Accrued expenses and other current liabilities	53	67
Total current liabilities	383	455
Other Liabilities
Long-term debt — external	3,932	3,976
Long-term debt — affiliate	618	618
Accounts payable — affiliate	20	—
Derivative instruments	110	61
Other non-current liabilities	64	64
Total non-current liabilities	4,744	4,719
Total Liabilities	5,127	5,174
Commitments and Contingencies
Members' Equity
Contributed capital	1,965	1,963
Retained earnings	68	93
Accumulated other comprehensive loss	(131)	(82)
Noncontrolling interest	454	460
Total Members' Equity	2,356	2,434
Total Liabilities and Members’ Equity	$7,483	$7,608

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2016	2015 (a)
	(In millions)
Cash Flows from Operating Activities
Net income (loss)	$5	$(23)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Distributions in excess of equity in earnings of unconsolidated affiliates	17	35
Depreciation and amortization	66	67
Amortization of financing costs and debt discounts	2	2
Amortization of intangibles and out-of-market contracts	23	12
Changes in derivative instruments	2	(2)
Changes in other working capital	(13)	(16)
Net Cash Provided by Operating Activities	102	75
Cash Flows from Investing Activities
Acquisition of Drop Down Assets, net of cash acquired	—	(490)
Capital expenditures	(7)	(3)
Increase in restricted cash	(12)	(1)
Decrease in notes receivable	2	2
Net investments in unconsolidated affiliates	(43)	3
Other	2	—
Net Cash Used in Investing Activities	(58)	(489)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	10	—
Distributions to NRG for NRG Wind TE Holdco	(4)	—
Payment of distributions	(41)	(30)
Net (payments for) borrowings of long-term debt	(44)	149
Net Cash (Used in) Provided by Financing Activities	(79)	119
Net Decrease in Cash and Cash Equivalents	(35)	(295)
Cash and Cash Equivalents at Beginning of Period	110	429
Cash and Cash Equivalents at End of Period	$75	$134

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Business
NRG Yield LLC, together with its consolidated subsidiaries, or the Company, was formed by NRG as a Delaware limited liability company on March 5, 2013, to serve as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. NRG owns 100% of NRG Yield LLC's Class B units and Class D units and receives distributions through its ownership of these units. Yield, Inc. owns 100% of NRG Yield LLC's Class A units and Class C units. NRG Yield LLC, through its wholly owned subsidiary Yield Operating LLC, holds a portfolio of renewable and conventional generation and thermal infrastructure assets, primarily located in the Northeast, Southwest and California regions of the U.S.
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
The following table represents the structure of the Company as of March 31, 2016:

NRG Energy, Inc.
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 55.1% Voting Interest
NRG Yield, Inc.
Class A Common Stock and Class C Common Stock Aggregate 44.9% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 53.3% Economic Interest
Class B Units and Class D Units Aggregate 46.7% Economic Interest
NRG Yield LLC
NRG Yield Operating LLC
Project companies

As of March 31, 2016, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
CVSR	48.95%	122	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2035
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2040
Kansas South	100%	20	Pacific Gas and Electric	2033
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
		482
Distributed Solar
AZ DG Solar Projects	100%	5	Various	2025 - 2033
PFMG DG Solar Projects	51%	4	Various	2032
		9
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)(c)	100%	137	Southern California Edison	2038
Alta XI (b)(c)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds	74.3%	16	Corn Belt Power Cooperative	2027
Elbow Creek	75%	92	NRG Power Marketing LLC	2022
Elkhorn Ridge	50.3%	41	Nebraska Public Power District	2029
Forward	75%	22	Constellation NewEnergy, Inc.	2017
Goat Wind	74.9%	113	Dow Pipeline Company	2025
Hardin	74.3%	11	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout	75%	29	Southern Maryland Electric Cooperative	2030
Odin	74.9%	15	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa	56.3%	68	Southwestern Public Service Company	2025
Sleeping Bear	75%	71	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	75%	14	PacifiCorp	2028
Spring Canyon II (b)	90.1%	29	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	25	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado	74.9%	121	Southwestern Public Service Company	2027
		1,999

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Thermal
Thermal equivalent MWt (d)	100%	1,315	Various	Various
Thermal generation	100%	124	Various	Various
Total net capacity (excluding equivalent MWt)(e)		4,559

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of March 31, 2016.
(b) Projects are part of tax equity arrangements.
(c) PPA began on January 1, 2016.
(d) For thermal energy, net capacity represents MWt for steam or chilled water and excludes 134 MWt available under the right-to-use provisions contained in agreements between two of the Company's thermal facilities and certain of its customers.
(e) Total net capacity excludes 57 MW for RPV Holdco and 45 MW for DGPV Holdco, which are consolidated by NRG, as further described in Note 5, Variable Interest Entities, or VIEs.

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
As described in Note 10, Related Party Transactions, the Company entered into a management services agreement with NRG for various services, including human resources, accounting, tax, legal, information systems, treasury, and risk management.
As described in Note 3, Business Acquisitions, on November 3, 2015, the Company acquired 75% of the Class B interests of NRG Wind TE Holdco, or the November 2015 Drop Down Assets, from NRG for cash consideration of $209 million. In February 2016, NRG made a final working capital payment of $2 million, reducing total cash consideration to $207 million. Additionally, on January 2, 2015, the Company acquired the Laredo Ridge, Tapestry, and Walnut Creek projects, or the January 2015 Drop Down Assets, for total cash consideration of $489 million, including $9 million for working capital. The acquisitions of the November 2015 Drop Down Assets and the January 2015 Drop Down Assets, or collectively, the Drop Down Assets, were accounted for as transfers of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period or from the date the entities were under common control (if later than the beginning of the financial statements period). With respect to the November 2015 Drop Down Assets, the Company has recorded all minority interests in NRG Wind TE Holdco as noncontrolling interest in the Consolidated Financial Statements for all periods presented.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company's audited consolidated financial statements for the year ended December 31, 2015. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of March 31, 2016, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2016, and 2015.
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

Noncontrolling Interests
The following table reflects the changes in the Company's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2015	460
Capital contributions from tax equity investors, net of distributions	10
Distributions to NRG for NRG Wind TE Holdco	(4)
Comprehensive loss	(12)
Balance as of March 31, 2016	$454
Distributions
The following table lists the distributions paid on NRG Yield LLC's Class A, B, C and D units during the three months ended March 31, 2016:

First Quarter 2016
Distributions per Class A, B, C and D unit	$0.225
On April 26, 2016, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.23 per unit payable on June 15, 2016 to unit holders of record as of June 1, 2016.
Recent Accounting Developments
ASU 2016-07 — In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), or ASU No. 2016-07. The amendments of ASU No. 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting with no retroactive adjustment to the investment. In addition, ASU No. 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The guidance in ASU No. 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU No. 2016-07 is required to be applied prospectively and early adoption is permitted. The Company does not expect the standard to have a material impact on its results of operations, cash flows and financial position.
ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU No. 2016-02. The amendments of ASU No. 2016-02 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common leasing standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting. The guidance in ASU No. 2016-02 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, ASU No. 2016-02 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The guidance in ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The adoption of ASU No. 2016-02 is required to be applied using a modified retrospective approach for the earliest period presented and early adoption is permitted. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.
ASU 2016-01 — In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU No. 2016-01. The amendments of ASU No. 2016-01 eliminate available-for-sale classification of equity investments and require that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be generally measured at fair value with changes in fair value recognized in net income.  Further, the amendments require financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset.  The guidance in ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.

ASU 2015-16 — In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU No. 2015-16. The amendments of ASU No. 2015-16 require that an acquirer recognize measurement period adjustments to the provisional amounts recognized in a business combination in the reporting period during which the adjustments are determined. Additionally, the amendments of ASU No. 2015-16 require the acquirer to record in the same period's financial statements the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the measurement period adjustment, calculated as if the accounting had been completed at the acquisition date as well as disclosing on either the face of the income statement or in the notes the portion of the amount recorded in current period earnings that would have been recorded in previous reporting periods. The guidance in ASU No. 2015-16 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments should be applied prospectively. The Company adopted this standard on January 1, 2016, and the adoption of this standard did not impact the Company's results of operations, cash flows or financial position.
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09.  The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting.  The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation.  In August 2015, the FASB issued ASU 2015-14, which formally deferred the effective date by one year to make the guidance of ASU No. 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted, but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), or ASU No. 2016-10.  The amendments of ASU No. 2016-10 provide further clarification on contract revenue recognition as updated by ASU No. 2014-09, specifically related to the identification of separately identifiable performance obligations and the implementation of licensing contracts.
Note 3 — Business Acquisitions
2015 Acquisitions

November 2015 Drop Down Assets from NRG — On November 3, 2015, the Company acquired the November 2015 Drop Down Assets, a portfolio of 12 wind facilities totaling 814 net MW, from NRG for cash consideration of $209 million, subject to working capital adjustments. In February 2016, NRG made a final working capital payment of $2 million, reducing total cash consideration to $207 million. The Company is responsible for its pro-rata share of non-recourse project debt of $193 million and noncontrolling interest associated with a tax equity structure of $159 million (as of the acquisition date).
The Company funded the acquisition with borrowings from its revolving credit facility. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost. The difference between the cash paid and historical value of the entities' equity was recorded as a distribution from NRG with the offset to contributed capital.
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
January 2015 Drop Down Assets from NRG — On January 2, 2015, the Company acquired the following projects from NRG: (i) Laredo Ridge, an 80 MW wind facility located in Petersburg, Nebraska, (ii) Tapestry, which includes Buffalo Bear, a 19 MW wind facility in Buffalo, Oklahoma; Taloga, a 130 MW wind facility in Putnam, Oklahoma; and Pinnacle, a 55 MW wind facility in Keyser, West Virginia, and (iii)  Walnut Creek, a 485 MW natural gas facility located in City of Industry, California, for total cash consideration of $489 million, including $9 million for working capital, plus assumed project-level debt of $737 million. The Company funded the acquisition with cash on hand and drawings under its revolving credit facility. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost. The difference between the cash paid and the historical value of the entities' equity of $61 million, as well as $23 million of AOCL, was recorded as a distribution to NRG and reduced the balance of its contributed capital.
Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	March 31, 2016	December 31, 2015	Depreciable Lives
	(In millions)
Facilities and equipment	$5,602	$5,597	2 - 40 Years
Land and improvements	151	151
Construction in progress	26	9
Total property, plant and equipment	5,779	5,757
Accumulated depreciation	(767)	(701)
Net property, plant and equipment	$5,012	$5,056
Note 5 — Variable Interest Entities, or VIEs
Entities that are Consolidated
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidations, or ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind facilities, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's audited consolidated financial statements included in the 2015 Form 10-K.
Summarized financial information for the Company's consolidated VIEs consisted of the following as of March 31, 2016:

(In millions)	NRG Wind TE Holdco	Alta Wind TE Holdco	Spring Canyon
Other current and non-current assets	$205	$21	$4
Property, plant and equipment	651	478	104
Intangible assets	2	284	—
Total assets	858	783	108
Current and non-current liabilities	226	8	7
Total liabilities	226	8	7
Noncontrolling interest	260	123	71
Net assets less noncontrolling interests	$372	$652	$30

Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, but for which it is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's audited consolidated financial statements included in the 2015 Form 10-K.
NRG DGPV Holdco 1 LLC — The Company and NRG, maintain a partnership, NRG DGPV Holdco 1 LLC, or DGPV Holdco 1, the purpose of which is to own or purchase solar power generation projects and other ancillary related assets from NRG Renew LLC or its subsidiaries, via intermediate funds, including: (i) a tax equity-financed portfolio of 10 recently completed community solar projects representing approximately 8 MW with a weighted average remaining PPA term of 20 years; and (ii) a tax equity-financed portfolio of approximately 12 commercial photovoltaic systems representing approximately 37 MW with a weighted average remaining PPA term of 19 years. Both of these investments relate to the Company's $100 million commitment to distributed solar projects in partnership with NRG. The Company's maximum exposure to loss is limited to its equity investment, which was $74 million as of March 31, 2016.
NRG DGPV Holdco 2 LLC — On February 29, 2016, the Company and NRG entered into an additional partnership by forming NRG DGPV Holdco 2 LLC, or DGPV Holdco 2, to own or purchase solar power generation projects and other ancillary related assets from NRG Renew LLC or its subsidiaries, via intermediate funds.  Under this partnership, the Company committed to fund up to $50 million of capital.
NRG RPV Holdco 1 LLC — The Company and NRG Residential Solar Solutions LLC, a subsidiary of NRG, maintain a partnership, NRG RPV Holdco 1 LLC, or RPV Holdco, that holds operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years; and (ii) a tax equity-financed portfolio of approximately 5,700 leases representing approximately 40 MW, with an average lease term for the existing and new leases of approximately 17 to 20 years. Under this partnership, the Company had previously committed to fund up to $150 million of capital, which was reduced to $100 million in February 2016. The Company's maximum exposure to loss is limited to its equity investment, which was $63 million as of March 31, 2016.
GenConn Energy LLC — The Company has a 50% interest in GCE Holding LLC, the owner of GenConn, which owns and operates two 190 MW peaking generation facilities in Connecticut at the Devon and Middletown sites. As of March 31, 2016, the Company's investment in GenConn was $108 million and its maximum exposure to loss is limited to its equity investment.
The following table presents summarized financial information for GCE Holding LLC:

	Three months ended March 31,
(In millions)	2016	2015
Income Statement Data:
Operating revenues	$18	$22
Operating income	9	9
Net income	$7	$6

	March 31, 2016	December 31, 2015
Balance Sheet Data:	(In millions)
Current assets	$29	$36
Non-current assets	411	416
Current liabilities	13	16
Non-current liabilities	$211	$215

Note 6 — Fair Value of Financial Instruments
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
For cash and cash equivalents, restricted cash, accounts receivable, accounts receivable — affiliate, accounts payable, accounts payable — affiliate, accrued expenses and other liabilities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Assets:
Notes receivable, including current portion	$15	$15	$17	$17
Liabilities:
Long-term debt — affiliate	618	565	618	553
Long-term debt — external, including current portion	$4,222	$4,185	$4,267	$4,181
The fair value of notes receivable and long-term debt are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments, and are classified as Level 3 within the fair value hierarchy.
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair value on its consolidated balance sheet. There were no derivative asset positions on the consolidated balance sheet as of March 31, 2016, and December 31, 2015. The following table presents liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2016	As of December 31, 2015
	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 2
Derivative liabilities:
Commodity contracts	2	2
Interest rate contracts	146	98
Total liabilities	$148	$100

(a) There were no assets or liabilities classified as Level 1 or Level 3 as of March 31, 2016, and December 31, 2015.
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

The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of March 31, 2016, the credit reserve resulted in a $3 million increase in fair value, which was composed of a $2 million gain in OCI and $1 million gain in interest expense. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion in Note 2, Summary of Significant Accounting Policies, to the Company's audited consolidated financial statements included in the Company's 2015 Form 10-K, the following is a discussion of the concentration of credit risk for the Company's financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) daily monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of March 31, 2016, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.7 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support, as further described in Note 11, Segment Reporting, to the Company's audited consolidated financial statements included in the Company's 2015 Form 10-K. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

Note 7 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the Company's audited consolidated financial statements included in the Company's 2015 Form 10-K.
Energy-Related Commodities
As of March 31, 2016, the Company had forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers extending through 2018. At March 31, 2016, these contracts were not designated as cash flow or fair value hedges.
Interest Rate Swaps
As of March 31, 2016, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, most of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of March 31, 2016 and December 31, 2015.

		Total Volume
		March 31, 2016	December 31, 2015
Commodity	Units	(In millions)
Natural Gas	MMBtu	3	4
Interest	Dollars	$1,952	$1,991

Fair Value of Derivative Instruments
There were no derivative asset positions on the balance sheet as of March 31, 2016, and December 31, 2015. The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Liabilities
	March 31, 2016	December 31, 2015
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$33	$34
Interest rate contracts long-term	98	56
Total Derivatives Designated as Cash Flow Hedges	131	90
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	3	3
Interest rate contracts long-term	12	5
Commodity contracts current	2	2
Total Derivatives Not Designated as Cash Flow Hedges	17	10
Total Derivatives	$148	$100
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of March 31, 2016, and December 31, 2015, there were no offsetting amounts at the counterparty master agreement level or outstanding collateral paid or received.

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three months ended March 31,
	2016	2015
	(In millions)
Accumulated OCL beginning balance	$(85)	$(67)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	4	3
Mark-to-market of cash flow hedge accounting contracts	(54)	(31)
Accumulated OCL ending balance	$(135)	$(95)
Accumulated OCL attributable to noncontrolling interests	(4)	(3)
Accumulated OCL attributable to NRG Yield LLC	$(131)	$(92)
Losses expected to be realized from OCL during the next 12 months	$19
Amounts reclassified from accumulated OCL into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense. There was no ineffectiveness for the three months ended March 31, 2016, and 2015.

Impact of Derivative Instruments on the Statements of Operations
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the three months ended March 31, 2016, and 2015, the impact to the consolidated statements of operations was a loss of $7 million and $12 million, respectively.
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
Commodity contracts also hedged the forecasted sale of power for Alta X and Alta XI in 2015 until the start of the PPAs on January 1, 2016. The effect of these commodity hedges was recorded to operating revenues. For the three months ended March 31, 2015, the impact to the consolidated statements of operations was an unrealized gain of $7 million.
See Note 6, Fair Value of Financial Instruments, for a discussion regarding concentration of credit risk.

Note 8 — Long-term Debt
This footnote should be read in conjunction with the complete description under Note 9, Long-term Debt, to the Company's audited consolidated financial statements included in the 2015 Form 10-K. Long-term debt consisted of the following:

	March 31, 2016	December 31, 2015	March 31, 2016, interest rate % (a)	Letters of Credit Outstanding at March 31, 2016
	(In millions, except rates)
Senior Notes, due 2024	$500	$500	5.375
Long-term debt - affiliate, due 2019	337	337	3.580
Long-term debt - affiliate, due 2020	281	281	3.325
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019 (b)	316	306	L+2.75	60

Project-level debt:
Alpine, due 2022	153	154	L+1.75	37
Alta Wind I, lease financing arrangement, due 2034	252	252	7.015	16
Alta Wind II, lease financing arrangement, due 2034	198	198	5.696	28
Alta Wind III, lease financing arrangement, due 2034	206	206	6.067	28
Alta Wind IV, lease financing arrangement, due 2034	133	133	5.938	19
Alta Wind V, lease financing arrangement, due 2035	213	213	6.071	31
Alta Realty Investments, due 2031	32	33	7.000	—
Alta Wind Asset Management, due 2031	19	19	L+2.375	—
Avra Valley, due 2031	59	60	L+1.75	3
Blythe, due 2028	21	21	L+1.625	6
Borrego, due 2025 and 2038	72	72	L+ 2.50/5.65	5
El Segundo Energy Center, due 2023	457	485	L+1.625 - L+2.25	82
Energy Center Minneapolis, due 2017 and 2025	107	108	5.95 -7.25	—
Kansas South, due 2031	32	33	L+2.00	4
Laredo Ridge, due 2028	103	104	L+1.875	10
Marsh Landing, due 2017 and 2023	410	418	L+1.75 - L+1.875	36
PFMG and related subsidiaries financing agreement, due 2030	29	29	6.000	—
Roadrunner, due 2031	39	40	L+1.625	5
South Trent Wind, due 2020	61	62	L+1.625	10
TA High Desert, due 2020 and 2032	52	52	L+2.50/5.15	8
Tapestry, due 2021	178	181	L+1.625	20
Viento, due 2023	189	189	L+2.75	27
Walnut Creek, due 2023	344	351	L+1.625	52
WCEP Holdings, due 2023	46	46	L+3.00	—
Other	1	2	various	—
Subtotal project-level debt:	3,406	3,461
Total debt	4,840	4,885
Less current maturities	242	241
Less deferred financing costs	48	50
Total long-term debt	$4,550	$4,594

(a) As of March 31, 2016, L+ equals 3 month LIBOR plus x%, except for the NRG Marsh Landing term loan, Walnut Creek term loan, and NRG Yield LLC and Yield Operating LLC Revolving Credit Facility, where L+ equals 1 month LIBOR plus x% and Kansas South, where L+ equals 6 month LIBOR plus x%.
(b) Applicable rate is determined by the Borrower Leverage Ratio, as defined in the credit agreement.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of March 31, 2016, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the three months ended March 31, 2016.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
On February 25, 2016, the Company borrowed $50 million from the revolving credit facility of which $40 million was repaid in March 2016. As of March 31, 2016, $316 million of borrowings and $60 million of letters of credit were outstanding.
Note 9 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company's businesses are primarily segregated based on conventional power generation, renewable businesses which consist of solar and wind, and the thermal and chilled water business. The Corporate segment reflects the Company's corporate costs. The Company's chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, depreciation and amortization, or Adjusted EBITDA, and CAFD, as well as economic gross margin and net income (loss).

	Three months ended March 31, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$79	$97	$44	$—	$220
Cost of operations	23	31	29	—	83
Depreciation and amortization	20	41	5	—	66
General and administrative	—	—	—	2	2
Operating income (loss)	36	25	10	(2)	69
Equity in earnings (losses) of unconsolidated affiliates	3	(1)	—	—	2
Interest expense	(11)	(36)	(2)	(17)	(66)
Net Income (Loss)	$28	$(12)	$8	$(19)	$5
Total Assets	$2,017	$5,018	$430	$18	$7,483

	Three months ended March 31, 2015 (a)
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$76	$77	$47	$—	$200
Cost of operations	21	29	34	—	84
Depreciation and amortization	21	41	5	—	67
General and administrative	—	—	—	3	3
Operating income (loss)	34	7	8	(3)	46
Equity in earnings (losses) of unconsolidated affiliates	3	(1)	—	—	2
Other income, net	1	—	—	—	1
Interest expense	(12)	(46)	(2)	(12)	(72)
Net Income (Loss)	$26	$(40)	$6	$(15)	$(23)

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

Note 10 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in these notes to the consolidated financial statements, NRG and certain subsidiaries of NRG provide services to the Company's project entities. Amounts due to NRG subsidiaries are recorded as accounts payable - affiliate and amounts due to the Company from NRG or its subsidiaries are recorded as accounts receivable - affiliate in the Company's balance sheet.
Power Hedge Contracts by and between Renewable Entities and NRG Texas Power LLC
Certain NRG Wind TE Holdco entities, which are subsidiaries in the Renewables segment, entered into power hedge contracts with NRG Texas Power LLC and generated $7 million during the three months ended March 31, 2015. Effective October 2015, Elbow Creek, one of the NRG Wind TE Holdco entities, entered into a PPA with NRG Power Marketing LLC, as further described below, and the hedge agreement between Elbow Creek and NRG Texas Power LLC was terminated.
Additionally, Alta X and Alta XI entered into a hedge agreement with NRG Texas Power LLC, as further described in Note 7, Accounting for Derivative Instruments and Hedging Activities, to hedge the forecasted sale of power until the start of the PPAs on January 1, 2016.
Power Purchase Agreement by and between Elbow Creek and NRG Power Marketing LLC
In October 2015, Elbow Creek, the Company's subsidiary from the Renewable segment, entered into a PPA with NRG Power Marketing LLC for the sale of energy and environmental attributes with the effective date of January 1, 2016. Elbow Creek generated $3 million during the three months ended March 31, 2016.
Operation and Maintenance (O&M) Services Agreements by and between Thermal Entities and NRG
On October 1, 2014, NRG entered into Plant O&M Services Agreements with certain wholly-owned subsidiaries of the Company. NRG provides necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is to be reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. Prior to October 1, 2014, NRG provided the same services to the Thermal Business on an informal basis. Total fees incurred under the agreements were $7 million for the three months ended March 31, 2016, and 2015. There was a balance of $28 million due to NRG in accounts payable — affiliate as of March 31, 2016, and December 31, 2015. As of March 31, 2016, $8 million of it was recorded in the current liabilities of the consolidated balance sheet and $20 million was recorded in long term liabilities of the consolidated balance sheet. Subsequent to March 31, 2016, $3 million of the outstanding balance has been paid.
Power Sales and Services Agreement by and between NRG Energy Center Dover LLC and NRG
NRG Energy Center Dover LLC, or NRG Dover, a subsidiary of the Company is party to a Power Sales and Services Agreement with NRG Power Marketing LLC, or NRG Power Marketing, a wholly-owned subsidiary of NRG. The agreement is automatically renewed on a month-to-month basis unless terminated by either party upon at least 30 days written notice. Under the agreement, NRG Power Marketing has the exclusive right to (i) manage, market and sell power, (ii) procure fuel and fuel transportation for operation of the Dover generating facility, to include for purposes other than generating power, (iii) procure transmission services required for the sale of power, and (iv) procure and market emissions credits for operation of the Dover generating facility.
In addition, NRG Power Marketing has the exclusive right and obligation to direct the output from the generating facility, in accordance with and to meet the terms of any power sales contracts executed against the power generation of the Dover facility. Under the agreement, NRG Power Marketing pays NRG Dover gross receipts generated through sales, less costs incurred by NRG Power Marketing related to providing such services as transmission and delivery costs, as well as fuel costs. In July 2013, the coal-fueled plant was converted to a natural gas facility. For the three months ended March 31, 2016, and 2015, NRG Dover purchased $1 million and $2 million, respectively, of natural gas from NRG Power Marketing.
Energy Marketing Services Agreement by and between NRG Energy Center Minneapolis LLC and NRG
NRG Energy Center Minneapolis LLC, or NRG Minneapolis, a subsidiary of the Company is party to an Energy Marketing Services Agreement with NRG Power Marketing, a wholly-owned subsidiary of NRG. The agreement commenced in August 2014 and is automatically renewed annually unless terminated by either party upon at least 90 day written notice prior to the end of any term. Under the agreement, NRG Power Marketing will procure fuel and fuel transportation for the operation of the Minneapolis generating facility. For the three months ended March 31, 2016, and 2015, NRG Minneapolis purchased $3 million and $4 million, respectively, of natural gas from NRG Power Marketing.

O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M services agreements with wholly-owned subsidiaries of NRG. The fees incurred under the agreements were $1 million and $2 million for the three months ended March 31, 2016, and 2015, respectively.
O&M Services Agreement by and between El Segundo and NRG El Segundo Operations
El Segundo incurs fees under an O&M services agreement with NRG El Segundo Operations, Inc., a wholly-owned subsidiary of NRG. Under the O&M services agreement, NRG El Segundo Operations, Inc. manages, operates and maintains the El Segundo facility for an initial term of ten years following the commercial operations date. For the three months ended March 31, 2016, and 2015, the costs incurred under the agreement were $1 million. There was a balance of $2 million and $1 million due to NRG El Segundo in accounts payable — affiliate as of March 31, 2016, and December 31, 2015, respectively.
Administrative Services Agreement by and between Marsh Landing and GenOn Energy Services, LLC
Marsh Landing is a party to an administrative services agreement with GenOn Energy Services, LLC, a wholly-owned subsidiary of NRG, which provides invoice processing and payment on behalf of Marsh Landing. Marsh Landing reimburses GenOn Energy Services, LLC for the amounts paid by it. The Company reimbursed costs under this agreement of $2 million for the three months ended March 31, 2016, and 2015. There was a balance of $6 million due to GenOn Energy Services, LLC in accounts payable — affiliate as of March 31, 2016, and December 31, 2015.
Administrative Services Agreement by and between CVSR and NRG
CVSR is a party to an administrative services agreement with NRG Energy Services LLC, a wholly-owned subsidiary of NRG, which provides O&M services on behalf of CVSR. CVSR reimburses NRG Energy Services LLC for the amounts paid by it. CVSR reimbursed costs under this agreement of $1 million for the three months ended March 31, 2016, and 2015.
Management Services Agreement by and between the Company and NRG
NRG provides the Company with various operation, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of March 31, 2016, the base management fee was approximately $7 million per year, subject to an inflation-based adjustment annually at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. During the year ended December 31, 2015, the fee was increased by $1 million per year primarily due to the acquisitions of the January 2015 Drop Down Assets and the November 2015 Drop Down Assets. Costs incurred under this agreement were $2 million for the three months ended March 31, 2016, and 2015, which included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee. There was a balance of $3 million due to NRG in accounts payable — affiliate as of March 31, 2016.
Administrative Services Agreements by and between NRG Wind TE Holdco and NRG
Certain subsidiaries of NRG have entered into agreements with the Company's project entities to provide operation and maintenance services for the balance of the plants not covered by turbine supplier's maintenance and service agreements for the post-warranty period. The agreements have various terms with provisions for extension until terminated. For the three months ended March 31, 2016, and 2015, the costs incurred under the agreements were $1 million.
Certain subsidiaries of NRG provide support services to the NRG Wind TE Holdco project entities pursuant to various support services agreements. The agreements provide for administrative and support services and reimbursements of certain insurance, consultant, and credit costs. For the three months ended March 31, 2016, and 2015, the costs incurred under the agreements were $1 million.

Note 11 — Condensed Consolidating Financial Information
As of March 31, 2016, Yield Operating LLC had outstanding $500 million of Senior Notes as shown in Note 8, Long-term Debt. These Senior Notes are guaranteed by the Company, as well as certain of the Company's subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include the rest of the Company's subsidiaries, including those that are subject to project financing.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of March 31, 2016:

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
The following condensed consolidating financial information presents the financial information of NRG Yield LLC, Yield Operating LLC, the issuer of the Senior Notes, the guarantor subsidiaries and the non-guarantor subsidiaries in accordance with Rule 3-10 under the SEC Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities.
In this presentation, NRG Yield LLC consists of parent company operations. Guarantor subsidiaries and non-guarantor subsidiaries of NRG Yield LLC are reported on an equity basis. For companies acquired, the fair values of the assets and liabilities acquired have been presented on a push-down accounting basis. As described in Note 3, Business Acquisitions, the Company completed the acquisition of the November 2015 Drop Down Assets from NRG on November 3, 2015. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its condensed consolidating financial statements to reflect the transfer as if it had taken place from the beginning of the financial statements period. The Company has recorded all minority interests in NRG Wind TE Holdco as noncontrolling interest in the Consolidated Financial Statements for all periods presented.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2016
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$5	$215	$—	$—	$220
Operating Costs and Expenses
Cost of operations	—	3	80	—	—	83
Depreciation and amortization	—	1	65	—	—	66
General and administrative	—	—	—	2	—	2
Total operating costs and expenses	—	4	145	2	—	151
Operating Income (Loss)	—	1	70	(2)	—	69
Other Income (Expense)
Equity in earnings (losses) of consolidated affiliates	16	(7)	—	23	(32)	—
Equity in earnings of unconsolidated affiliates	—	4	(2)		—	2
Interest expense	—	—	(50)	(16)	—	(66)
Total other income (expense), net	16	(3)	(52)	7	(32)	(64)
Net Income (Loss)	16	(2)	18	5	(32)	5
Less: Net loss attributable to noncontrolling interests	—	—	—	(11)	—	(11)
Net Income (Loss) Attributable to NRG Yield LLC	$16	$(2)	$18	$16	$(32)	$16

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2016
(Unaudited)

	NRG Yield LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income (Loss)	$16	$(2)	$18	$5	$(32)	$5
Other Comprehensive Loss
Unrealized loss on derivatives	(49)	(1)	(46)	(50)	96	(50)
Other comprehensive loss	(49)	(1)	(46)	(50)	96	(50)
Comprehensive Loss	(33)	(3)	(28)	(45)	64	(45)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(12)	—	—	(12)
Comprehensive Loss Attributable to NRG Yield LLC	$(33)	$(3)	$(16)	$(45)	$64	$(33)

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2016
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$10	$—	$65	$—	$—	$75
Restricted cash	—	—	60	—	—	60
Accounts receivable — trade	—	2	83	—	—	85
Accounts receivable — affiliate	29	4	7	7	(40)	7
Inventory	—	2	32	—	—	34
Notes receivable	—	—	7	—	—	7
Prepayments and other current assets	—	—	20	—	—	20
Total current assets	39	8	274	7	(40)	288
Net property, plant and equipment	—	59	4,953	—	—	5,012
Other Assets
Investment in consolidated subsidiaries	1,863	541	—	3,184	(5,588)	—
Equity investments in affiliates	—	74	172	533	—	779
Notes receivable	—	—	8	—	—	8
Intangible assets, net	—	56	1,282	—	—	1,338
Other non-current assets	—	—	56	2	—	58
Total other assets	1,863	671	1,518	3,719	(5,588)	2,183
Total Assets	$1,902	$738	$6,745	$3,726	$(5,628)	$7,483

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Continued)
March 31, 2016

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	$—	$—	$242	$—	$—	$242
Accounts payable	—	1	22	3	—	26
Accounts payable — affiliate	—	7	22	35	(40)	24
Derivative instruments	—	—	38	—	—	38
Accrued expenses and other current liabilities	—	1	42	10	—	53
Total current liabilities	—	9	366	48	(40)	383
Other Liabilities
Long-term debt — external	—	—	3,122	810	—	3,932
Long-term debt — affiliate	—	—	—	618	—	618
Accounts payable — affiliate	—	—	20	—	—	20
Derivative instruments	—	—	110	—	—	110
Other non-current liabilities	—	—	64	—	—	64
Total non-current liabilities	—	—	3,316	1,428	—	4,744
Total Liabilities	—	9	3,682	1,476	(40)	5,127
Commitments and Contingencies
Members' Equity
Contributed capital	1,965	820	3,106	1,925	(5,851)	1,965
Retained earnings (accumulated deficit)	68	(87)	5	69	13	68
Accumulated other comprehensive loss	(131)	(4)	(115)	(131)	250	(131)
Noncontrolling interest	—	—	67	387	—	454
Total Members' Equity	1,902	729	3,063	2,250	(5,588)	2,356
Total Liabilities and Members’ Equity	$1,902	$738	$6,745	$3,726	$(5,628)	$7,483

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by Operating Activities	$—	$1	$41	$60	$102
Cash Flows from Investing Activities
Intercompany transactions between Yield LLC and subsidiaries	12	40	—	(52)	—
Capital expenditures	—	—	(7)	—	(7)
Increase in restricted cash	—	—	(12)	—	(12)
Decrease in notes receivable	—	—	2	—	2
Net investments in unconsolidated affiliates	—	(40)	—	(3)	(43)
Other	—	—	—	2	2
Net Cash Provided by (Used in) Investing Activities	12	—	(17)	(53)	(58)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	24	(1)	—	(23)	—
Net contributions from noncontrolling interests	—	—	—	10	10
Distributions to NRG for NRG Wind TE Holdco	—	—	—	(4)	(4)
Payment of distributions	(41)	—	—	—	(41)
Net (payments for) borrowings of long-term debt	—	—	(54)	10	(44)
Net Cash Used in Financing Activities	(17)	(1)	(54)	(7)	(79)
Net Decrease in Cash and Cash Equivalents	(5)	—	(30)	—	(35)
Cash and Cash Equivalents at Beginning of Period	15	—	95	—	110
Cash and Cash Equivalents at End of Period	$10	$—	$65	$—	$75

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2015
(Unaudited)

	NRG Yield LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries(a)	NRG Yield Operating LLC (Note Issuer)(a)	Eliminations(a) (b)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$5	$186	$9	$—	$200
Operating Costs and Expenses
Cost of operations	—	4	80	—	—	84
Depreciation and amortization	—	1	66	—	—	67
General and administrative	—	—	—	3	—	3
Total operating costs and expenses	—	5	146	3	—	154
Operating Income	—	—	40	6	—	46
Other (Expense) Income
Equity in losses of consolidated affiliates	(18)	(25)	—	(18)	61	—
Equity in earnings of unconsolidated affiliates	—	—	1	1	—	2
Other income, net	—	—	1	—	—	1
Interest expense	—	—	(60)	(12)	—	(72)
Total other expense, net	(18)	(25)	(58)	(29)	61	(69)
Net Loss	(18)	(25)	(18)	(23)	61	(23)
Less: Net loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Net Loss Attributable to NRG Yield LLC	$(18)	$(25)	$(18)	$(18)	$61	$(18)

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
(b) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2015
(Unaudited)

	NRG Yield LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries(a)	NRG Yield Operating LLC (Note Issuer)(a)	Eliminations(a) (b)	Consolidated
	(In millions)
Net Loss	$(18)	$(25)	$(18)	$(23)	$61	$(23)
Other Comprehensive Loss
Unrealized loss on derivatives	(27)	(1)	(27)	(28)	55	(28)
Other comprehensive loss	(27)	(1)	(27)	(28)	55	(28)
Comprehensive Loss	(45)	(26)	(45)	(51)	116	(51)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive Loss Attributable to NRG Yield LLC	$(45)	$(26)	$(45)	$(45)	$116	$(45)

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
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

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries(a)	NRG Yield Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by Operating Activities	$30	$3	$32	$10	$75
Cash Flows from Investing Activities
Acquisition of Drop Down Assets, net of cash acquired	—	—	—	(490)	(490)
Capital expenditures	—	—	(3)	—	(3)
Decrease in restricted cash	—	—	(1)	—	(1)
Decrease in notes receivable	—	—	2	—	2
Investments in unconsolidated affiliates	—	—	—	3	3
Net Cash Used in Investing Activities	—	—	(2)	(487)	(489)
Cash Flows from Financing Activities
Payment of distributions	(30)	—	—	—	(30)
Transfer of funds under intercompany cash management arrangement	(279)	(3)	—	282	—
Net (payments for) borrowings of long-term debt	—	—	(46)	195	149
Net Cash Used in Financing Activities	(309)	(3)	(46)	477	119
Net Decrease in Cash and Cash Equivalents	(279)	—	(16)	—	(295)
Cash and Cash Equivalents at Beginning of Period	328	—	101	—	429
Cash and Cash Equivalents at End of Period	$49	$—	$85	$—	$134

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

Note 12 — Contingencies
The Company's material legal proceeding is described below. The Company believes that it has a valid defense to this legal proceeding and intends to defend it vigorously. The Company records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. In addition, legal costs are expensed as incurred. Management assesses such matters based on current information and makes a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. The Company is unable to predict the outcome of the legal proceeding below or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company's liabilities and contingencies could be at amounts that are different from its currently recorded reserves and that such difference could be material.
In addition to the legal proceeding noted below, the Company and its subsidiaries are party to other litigation or legal proceedings arising in the ordinary course of business. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect the Company's consolidated financial position, results of operations, or cash flows.
Braun v. NRG Yield, Inc. — On April 19, 2016, plaintiffs filed a purported class action lawsuit against NRG Yield, Inc. and against each current and former member of its board of directors individually in Kern County, CA. Plaintiffs allege various violations of the Securities Act due to the defendants’ alleged failure to disclose material facts related to low wind production prior to the June 22, 2015 Class C common stock offering. Plaintiffs seek compensatory damages, rescission, attorney’s fees and costs.

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations

The following discussion analyzes the Company's historical financial condition and results of operations, which were recast to include the effect of the November 2015 Drop Down Assets, which were acquired from NRG on November 3, 2015. As further discussed in Note 1, Nature of Business, to the Consolidated Financial Statements, the purchase of these assets was accounted for in accordance with ASC 805-50, Business Combinations - Related Issues, pursuant to which the assets and liabilities transferred to the Company relate to interests under common control by NRG and, accordingly, were recorded at historical cost. The difference between the cash proceeds and historical value of the net assets was recorded as a distribution from NRG with the offset to contributed capital. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control.
As you read this discussion and analysis, you should refer to the Company's Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three months ended March 31, 2016, and 2015. You should also refer to the Company's 2015 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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

The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 4,435 net MW. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The average remaining contract duration of these offtake agreements was approximately 17 years as of March 31, 2016, based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,315 net MWt and electric generation capacity of 124 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2015 Form 10-K in Item 1, Business — Regulatory Matters and Item 1A, Risk Factors.
As owners of power plants and participants in wholesale and thermal energy markets, certain of the Company's subsidiaries are subject to regulation by various federal and state government agencies. These include FERC and the PUCT, as well as other public utility commissions in certain states where the Company's assets are located. Each of the Company's U.S. generating facilities qualifies as a EWG or QF. In addition, the Company is subject to the market rules, procedures and protocols of the various ISO and RTO markets in which it participates. Likewise, the Company must also comply with the mandatory reliability requirements imposed by NERC and the regional reliability entities in the regions where the Company operates.
The Company's operations within the ERCOT footprint are not subject to rate regulation by FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce. These operations are subject to regulation by the PUCT.
Environmental Matters
The Company’s environmental matters are described in the Company’s 2015 Form 10-K in Item 1, Business — Environmental Matters and Item 1A, Risk Factors.
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

The availability of the wind and solar resources affects the financial performance of the wind and solar facilities, which may impact the Company’s overall financial performance.  Due to the variable nature of the wind and solar resource, the Company cannot predict the availability of the wind and solar resources and the potential variances from expected performance levels from quarter to quarter.  To the extent the wind and solar resources are not available at expected levels, it could have a negative impact on the Company’s financial performance for such periods. For the first quarter of 2016, the wind performance was above prior year as well as the Company's expectations; however, the wind resources for the month of April were below expectations. If the April wind performance continues for a prolonged period of time, without a return to a performance level that meets or exceeds Company expectations, it may have a negative impact on the Company's financial performance.

Capital Market Conditions
The Company and its peer group have recently experienced difficult conditions in the capital markets. The Company’s growth strategy depends on its ability to identify and acquire additional conventional and renewable facilities from NRG and unaffiliated third parties.  A prolonged disruption in the equity capital market conditions could make it difficult for the Company to successfully acquire attractive projects from NRG or third parties and may also limit the Company’s ability to obtain debt or equity financing to complete such acquisitions.  If the Company is unable to raise adequate proceeds when needed to fund such acquisitions, the ability to grow its project portfolio may be limited, which could have a material adverse effect on the Company’s ability to implement its growth strategy. A full description of the risks applicable to the Company's business is presented in the Company’s 2015 Form 10-K in Item 1A, Risk Factors.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended March 31,
(In millions, except otherwise noted)	2016	2015	Change %
Operating Revenues
Energy and capacity revenues	$237	$204	16
Contract amortization	(17)	(11)	55
Mark-to-market economic hedging activities	—	7	(100)
Total operating revenues	220	200	10
Operating Costs and Expenses
Cost of fuels	16	22	(27)
Emissions credit amortization	6	—	100
Operations and maintenance	43	45	(4)
Other costs of operations	18	17	6
Depreciation and amortization	66	67	(1)
General and administrative	2	3	(33)
Total operating costs and expenses	151	154	(2)
Operating Income	69	46	50
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	2	2	—
Other income, net	—	1	(100)
Interest expense	(66)	(72)	(8)
Total other expense, net	(64)	(69)	(7)
Net Income (Loss)	5	(23)	122
Less: Net loss attributable to noncontrolling interests	(11)	(5)	120
Net Income (Loss) Attributable to NRG Yield LLC	$16	$(18)	189

	Three months ended March 31,
Business metrics:	2016	2015
Renewable MWh sold (in thousands) (a)	1,650	1,174
Thermal MWt sold (in thousands)	553	617
Thermal MWh sold (in thousands)	40	44

(a) Volumes sold do not include the MWh generated by the Company's equity method investments.

Management’s Discussion of the Results of Operations for the Three Months ended March 31, 2016, and 2015
Economic gross margin
The Company evaluates its operating performance using the measure of economic gross margin, which is not a U.S. GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the U.S. GAAP information provided elsewhere in this report.  The Company believes that economic gross margin is useful to investors as it is a key operational measure reviewed by the Company's chief operating decision maker. Economic gross margin is defined as energy and capacity revenue less cost of fuels.  Economic gross margin does not include mark-to-market gains or losses on economic hedging activities or contract amortization.
The following tables present the composition of economic gross margin for the three months ended March 31, 2016, and 2015:

	Conventional Generation	Renewables	Thermal	Total
(In millions)
Three months ended March 31, 2016
Energy and capacity revenues	$80	$112	$45	$237
Cost of fuels	—	—	(16)	(16)
Economic gross margin	$80	$112	$29	$221

Three months ended March 31, 2015
Energy and capacity revenues	$77	$79	$48	$204
Cost of fuels	(1)	—	(21)	(22)
Economic gross margin	$76	$79	$27	$182
Economic gross margin increased by $39 million during the three months ended March 31, 2016, compared to the same period in 2015 due to:

(In millions)
Increase in Renewables economic gross margin due to higher wind generation at Alta, Tapestry, NRG Wind TE Holdco, and South Trent, as well as the acquisition of Spring Canyon	$23
Increase in Renewables economic gross margin due to higher pricing for Alta X and XI PPAs, which began in January 2016, compared with merchant prices in 2015	10
Increase in Conventional Generation economic gross margin primarily due to higher revenues at El Segundo in 2016 as a result of a return to service after an extended forced outage in 2015	4
Increase in Thermal economic gross margin primarily due to lower gas prices, partially offset by a decrease in generation due to milder weather conditions	2
$39
Contract amortization
Contract amortization increased by $6 million during the three months ended March 31, 2016, compared to the same period in 2015 due to amortization of the Alta X and XI PPAs, which began in January 2016, and the impact of final measurement period adjustments recorded in 2015.
Mark-to-market for economic hedging activities
Mark-to-market results for the three months ended March 31, 2015, represent the unrealized gains on forward contracts with an NRG subsidiary hedging the forecasted sale of power from the Alta X and Alta XI wind facilities through 2015, as further described in Note 7, Accounting for Derivative Instruments and Hedging Activities.

Emissions Credit Amortization
Emissions credit amortization for the three months ended March 31, 2016 represents amortization of NOx allowances at Walnut Creek and El Segundo in compliance with amendments to the Regional Clean Air Incentives Market program.
Operations and Maintenance Expense

Operations and maintenance expense decreased by $2 million during the three months ended March 31, 2016, compared to the same period in 2015, due to a decrease related to the prior year forced outage at El Segundo, partially offset by an increase from higher wind generation in the current year.

Interest Expense
Interest expense decreased by $6 million during the three months ended March 31, 2016, compared to the same period in 2015, due to:

(In millions)
Increase from the issuance of intercompany debt with Yield, Inc. due 2020	$3
Increase due to higher Corporate revolver net borrowings in the first quarter of 2016	2
Increase from changes in the fair value of Alpine interest rate swaps	2
Decrease from repricing of project-level financing arrangements and principal repayments in the Conventional segment	(1)
Decrease for redemption of Alta X and XI project-level debt	(12)
$(6)
Income Attributable to Noncontrolling Interests
For the three months ended March 31, 2016, the Company had income of $2 million attributable to NRG's 25% ownership of the Class B interests in NRG Wind TE Holdco and a loss of $13 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the three months ended March 31, 2015, the Company had a loss of $5 million attributable to noncontrolling interest with respect to its tax equity financing arrangements and the application of the HLBV method.

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
Liquidity Position
As of March 31, 2016, and December 31, 2015, the Company's liquidity was approximately $254 million and $291 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility. Included in those numbers are $60 million and $48 million of restricted cash balances as of March 31, 2016, and December 31, 2015, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. The Company's various financing arrangements are described in Note 8, Long-term Debt. As of March 31, 2016, the Company had $119 million of available borrowings under its revolving credit facility.
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
Credit Ratings
Credit rating agencies rate a firm's public debt securities. These ratings are utilized by the debt markets in evaluating a firm's credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Company's ability to pay principal, interest and preferred dividends. Rating agencies evaluate a firm's industry, cash flow, leverage, liquidity, and hedge profile, among other factors, in their credit analysis of a firm's credit risk. As of March 31, 2016, the Company's Senior Notes are rated BB+ by S&P and Ba2 by Moody's.
Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Note 8, Long-term Debt, to this Form 10-Q and Note 9, Long-term Debt, to the audited consolidated financial statements included in the Company's 2015 Form 10-K, the Company's financing arrangements consist of the revolving credit facility, the Senior Notes, its intercompany borrowings with Yield, Inc. and project-level financings for its various assets.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 8, Long-term Debt; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) distributions.
Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, or costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance, and growth capital expenditures or construction of new assets and completing the construction of assets where construction is in process. The Company develops annual capital spending plans based on projected requirements for maintenance and growth capital. For the three months ended March 31, 2016, and 2015, the Company used approximately $7 million and $3 million, respectively, to fund capital expenditures. The capital expenditures in the first three months of 2016 relate primarily to maintenance expenses.

Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by NRG in the future, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.
Cash Distributions to Yield, Inc. and NRG
The Company intends to distribute to its unit holders in the form of a quarterly distribution all of the CAFD that is generated each quarter, less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. CAFD is defined as net income before interest expense, income taxes, depreciation and amortization; plus cash distributions from unconsolidated affiliates; less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness and changes in other assets. Distributions on units are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable distributions will continue to be paid in the foreseeable future.
The following table lists the distributions paid on the Company's Class A, B, C and D units during the three months ended March 31, 2016:

First Quarter 2016
Distributions per Class A, B, C and D unit	$0.225
On April 26, 2016, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.23 per unit payable on June 15, 2016 to unit holders of record as of June 1, 2016.
Cash Flow Discussion
The following table reflects the changes in cash flows for the three months ended March 31, 2016, compared to 2015:

	Three months ended March 31,
	2016	2015	Change
	(In millions)
Net cash provided by operating activities	$102	$75	$27
Net cash used in investing activities	(58)	(489)	431
Net cash (used in) provided by financing activities	(79)	119	(198)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Lower net distributions from unconsolidated affiliates	$(18)
Increase in operating income adjusted for non-cash items and changes in working capital	45
$27
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments made to acquire the January 2015 Drop Down Assets	$490
Increase in capital expenditures due to higher maintenance expenses in 2016	(4)
Changes in restricted cash due to higher funding for certain projects' debt reserves partially offset by higher project distributions in 2016 compared to 2015	(11)
Increase in investments in unconsolidated affiliates due primarily to cash payments related to DGPV Holdco 1 and RPV Holdco	(46)
Working capital payment received in 2016 relating to the November 2015 Drop Down Assets	2
$431

Net Cash (Used in) Provided By Financing Activities

Changes in net cash (used in) provided by financing activities were driven by:	(In millions)
Net contributions from noncontrolling interests	$10
Payment of distributions to NRG due to NRG's 25% ownership of NRG Wind TE Holdco	(4)
Increase in distributions paid	(11)
Lower net borrowings from the revolving credit facility and an increase in payments for debt in 2016 compared to 2015	(193)
$(198)
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of March 31, 2016, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. DGPV Holdco 1, DGPV Holdco 2, RPV Holdco and GenConn are variable interest entities for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $832 million as of March 31, 2016. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Note 5, Variable Interest Entities, or VIEs.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs, as disclosed in the Company's 2015 Form 10-K.
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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2016, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2016. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 6, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2015	$(100)
Contracts realized or otherwise settled during the period	9
Changes in fair value	(57)
Fair Value of contracts as of March 31, 2016	$(148)

	Fair Value of contracts as of March 31, 2016
	Maturity
Fair Value Hierarchy Losses	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$38	$56	$31	$23	$148
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
The Company's significant accounting policies are summarized in Note 2, Summary of Significant Accounting Policies, to the Company's 2015 Form 10-K. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's critical accounting policies include impairment of long lived assets and other intangible assets and acquisition accounting.
Recent Accounting Developments
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Item 3 has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through March 31, 2016, see Note 12, Contingencies, to this Form 10-Q.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2015 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2015 Form 10-K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Item 2 has been omitted from this report for the Registrants pursuant to the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
Item 3 has been omitted from this report for the Registrants pursuant to the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1^
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of NRG RPV Holdco 1 LLC, dated as of March 1, 2016, by and between NRG Yield RPV Holding LLC and NRG Residential Solar Solutions LLC.
Incorporated herein by reference to Exhibit 10.1 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on May 5, 2016.
10.2^
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 1 LLC, dated as of March 1, 2016, by and among NRG Yield DGPV Holding LLC, NRG Renew DG Holdings LLC and NRG Renew LLC.
Incorporated herein by reference to Exhibit 10.2 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on May 5, 2016.
10.3^	Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 2 LLC, dated as of March 1, 2016, by and among NRG Yield DGPV Holding LLC, NRG Renew DG Holdings LLC, and NRG Renew LLC.	Incorporated herein by reference to Exhibit 10.3 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on May 5, 2016.
31.1	Rule 13a-14(a)/15d-14(a) certification of Mauricio Gutierrez.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

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

NRG YIELD LLC (Registrant)

/s/ MAURICIO GUTIERREZ
Mauricio Gutierrez
Interim Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: May 5, 2016	Chief Accounting Officer (Principal Accounting Officer)