Form 10-Q
period 2017-03-31
NRG YIELD LLC
filed 2017-05-02
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2017

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
Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒
As of April 30, 2017, there were 34,586,250 Class A units outstanding, 42,738,750 Class B units outstanding, 63,213,831 Class C units outstanding, and 42,738,750 Class D units outstanding. There is no public market for the registrant's outstanding units.
NOTE: WHEREAS NRG YIELD LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM 10-Q IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Yield LLC, together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and the following:

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

•
Cyber terrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss and the possibility that the Company may not have adequate insurance to cover losses resulting from such hazards or the inability of the Company's insurers to provide coverage;

•	The Company's ability to engage in successful mergers and acquisitions activity; and

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2016 Form 10-K	NRG Yield LLC's Annual Report on Form 10-K for the year ended December 31, 2016
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by NRG Yield Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by NRG Yield Operating LLC
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
ATM Program	At-The-Market Equity Offering Program
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
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

Company	NRG Yield LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Drop Down	The Company's acquisition from NRG of the remaining 51.05% interest of CVSR Holdco
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGPV Holdco 1	NRG DGPV Holdco 1 LLC
DGPV Holdco 2	NRG DGPV Holdco 2 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, the June 2014 Drop Down Assets, January 2015 Drop Down Assets, November 2015 Drop Down Assets, CVSR Drop Down and March 2017 Drop Down Assets
Economic Gross Margin	Energy and capacity revenue less cost of fuels
El Segundo	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
HLBV	Hypothetical Liquidation at Book Value
IASB	International Accounting Standards Board
ISO	Independent System Operator, also referred to as RTO
January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were acquired by Yield Operating LLC from NRG on January 2, 2015
Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the Kansas South project
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
March 2017 Drop Down Assets
(i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm and (ii) NRG's 100% ownership in the Class A equity interests in the Utah Solar Portfolio (defined below), both acquired by the Company on March 27, 2017

Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG Yield, Inc. net of collateral
November 2015 Drop Down Assets	75% of the Class B interests of NRG Wind TE Holdco, which owns a portfolio of 12 wind facilities totaling 814 net MW, which was acquired by Yield Operating LLC from NRG on November 3, 2015
NRG	NRG Energy, Inc.
NRG Wind TE Holdco	NRG Wind TE Holdco LLC
OCI/OCL	Other comprehensive income/loss
Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
RPV Holdco	NRG RPV Holdco 1 LLC
RTO	Regional Transmission Originator
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2024 Senior Notes and the 2026 Senior Notes
Taloga	Taloga Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Taloga project
Tapestry	Collection of the Pinnacle, Buffalo Bear and Taloga projects
TE Holdco	NRG Wind TE Holdco, 75% of which was acquired by the Company on November 3, 2015 as part of the November 2015 Drop Down Assets acquisition
Thermal Business
The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units

U.S.	United States of America
Utah Solar Portfolio
Collection consists of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, which are equity investments owned by Four Brothers Capital, LLC, Granite Mountain Capital, LLC, and Iron Springs Capital, LLC, respectively, and are part of the March 2017 Drop Down Assets acquisition that closed on March 27, 2017

Utility Scale Solar
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

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NRG YIELD LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(In millions)	2017	2016 (a)
Operating Revenues
Total operating revenues	$218	$234
Operating Costs and Expenses
Cost of operations	84	85
Depreciation and amortization	75	74
General and administrative	4	2
Acquisition-related transaction and integration costs	1	—
Total operating costs and expenses	164	161
Operating Income	54	73
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	19	4
Other income, net	1	—
Interest expense	(73)	(71)
Total other expense, net	(53)	(67)
Net Income	1	6
Less: Net loss attributable to noncontrolling interests	(9)	(11)
Net Income Attributable to NRG Yield LLC	$10	$17

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(In millions)	2017	2016 (a)
Net Income	$1	$6
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivatives	7	(50)
Other comprehensive income (loss)	7	(50)
Comprehensive Income (Loss)	8	(44)
Less: Comprehensive loss attributable to noncontrolling interests	(9)	(12)
Comprehensive Income (Loss) Attributable to NRG Yield LLC	$17	$(32)

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2017	December 31, 2016 (a)
ASSETS
Current Assets
Cash and cash equivalents	$210	$321
Restricted cash	106	165
Accounts receivable — trade	82	92
Accounts receivable — affiliate	3	1
Inventory	40	39
Derivative instruments	1	2
Notes receivable	15	16
Prepayments and other current assets	19	20
Total current assets	476	656
Property, plant and equipment, net	5,390	5,460
Other Assets
Equity investments in affiliates	1,154	1,152
Notes receivable	10	14
Intangible assets, net	1,268	1,286
Derivative instruments	2	1
Other non-current assets	66	51
Total other assets	2,500	2,504
Total Assets	$8,366	$8,620
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current portion of long-term debt — external	$296	$291
Accounts payable — trade	26	23
Accounts payable — affiliates	50	40
Derivative instruments	28	32
Accrued expenses and other current liabilities	54	85
Total current liabilities	454	471
Other Liabilities
Long-term debt — external	5,061	5,098
Long-term debt — affiliate	618	618
Accounts payable — affiliate	6	9
Derivative instruments	40	44
Other non-current liabilities	79	76
Total non-current liabilities	5,804	5,845
Total Liabilities	6,258	6,316
Commitments and Contingencies
Members' Equity
Contributed capital	1,865	1,995
Retained earnings	6	79
Accumulated other comprehensive loss	(76)	(83)
Noncontrolling interest	313	313
Total Members' Equity	2,108	2,304
Total Liabilities and Members’ Equity	$8,366	$8,620

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2017	2016(a)
	(In millions)
Cash Flows from Operating Activities
Net income	$1	$6
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(19)	(4)
Distributions from unconsolidated affiliates	13	7
Depreciation and amortization	75	74
Amortization of financing costs	2	2
Amortization of intangibles and out-of-market contracts	17	23
Changes in derivative instruments	(3)	3
Loss on disposal of asset components	3	—
Changes in prepaid and accrued liabilities for tolling agreements	(36)	(37)
Changes in other working capital	8	15
Net Cash Provided by Operating Activities	61	89
Cash Flows from Investing Activities
Acquisition of Drop Down Assets	(131)	—
Capital expenditures	(4)	(7)
Decrease in restricted cash	59	23
Cash receipts from notes receivable	4	4
Return of investment from unconsolidated affiliates	16	8
Investments in unconsolidated affiliates	(7)	(51)
Other	—	2
Net Cash Used in Investing Activities	(63)	(21)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	14	10
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	(38)	(11)
Proceeds from the issuance of Class C units	5	—
Payments of distributions	(53)	(45)
Payments of debt issuance costs	(3)	—
Proceeds from the revolving credit facility	—	50
Payments for the revolving credit facility	—	(40)
Proceeds from the issuance of long-term debt — external	41	—
Payments for long-term debt	(75)	(67)
Net Cash Used in Financing Activities	(109)	(103)
Net Decrease in Cash and Cash Equivalents	(111)	(35)
Cash and Cash Equivalents at Beginning of Period	321	110
Cash and Cash Equivalents at End of Period	$210	$75

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
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 4,879 net MW as of March 31, 2017. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 16 years as of March 31, 2017 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
The following table represents the structure of the Company as of March 31, 2017:

As of March 31, 2017, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Agua Caliente	16%	46	Pacific Gas and Electric	2039
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
CVSR	100%	250	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2035
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2040
Kansas South	100%	20	Pacific Gas and Electric	2033
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
Utah Solar Portfolio (e)	50%	265	PacifiCorp	2036
		921
Distributed Solar
Apple I LLC Projects	100%	9	Various	2032
AZ DG Solar Projects	100%	5	Various	2025 - 2033
		14
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds (b) (f)	74.3%	16	Corn Belt Power Cooperative	2027
Elbow Creek (b) (f)	75%	92	NRG Power Marketing LLC	2022
Elkhorn Ridge (b) (f)	50.3%	41	Nebraska Public Power District	2029
Forward (b) (f)	75%	22	Constellation NewEnergy, Inc.	2017
Goat Wind (b) (f)	74.9%	113	Dow Pipeline Company	2025
Hardin (b) (f)	74.3%	11	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout (b) (f)	75%	29	Southern Maryland Electric Cooperative	2030
Odin (b) (f)	74.9%	15	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa (b) (f)	56.3%	68	Southwestern Public Service Company	2025
Sleeping Bear (b) (f)	75%	71	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork (b) (f)	75%	14	PacifiCorp	2028
Spring Canyon II (b)	90.1%	29	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	25	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b) (f)	74.9%	121	Southwestern Public Service Company	2027

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
		1,999
Thermal
Thermal equivalent MWt (c)	100%	1,319	Various	Various
NRG Dover Energy Center LLC	100%	103	NRG Power Marketing LLC	2018
Thermal generation	100%	20	Various	Various
		1,442
Total net capacity (excluding equivalent MWt)(d)		5,002

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of March 31, 2017.
(b) Projects are part of tax equity arrangements.
(c) For thermal energy, net capacity represents MWt for steam or chilled water and excludes 134 MWt available under the right-to-use provisions contained in agreements between two of the Company's thermal facilities and certain of its customers.
(d) The Company's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. The Company's generation capacity including this noncontrolling interest was 5,008 MWs.
(e) Represents interests in Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, all acquired as part of the March 2017 Drop Down Assets (ownership percentage is based upon cash to be distributed).
(f) Projects are part of NRG Wind TE Holdco portfolio.
In addition to the facilities owned or leased in the table above, the Company entered into partnerships to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 151 MW based on cash to be distributed. For further discussions, refer to Note 3, Investments Accounted for by the Equity Method and Variable Interest Entities to the Consolidated Financial Statements.
Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The thermal assets are comprised of district energy systems and combined heat and power plants that produce steam, hot water and/or chilled water and, in some instances, electricity, at a central plant. Certain district energy systems are subject to rate regulation by state public utility commissions (although they may negotiate certain rates) while the other district energy systems have rates determined by negotiated bilateral contracts.
As further described in Note 3, Investments Accounted for by the Equity Method and Variable Interest Entities, on March 27, 2017, the Company acquired the following interests from NRG, referred to as the March 2017 Drop Down Assets: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest in the Agua Caliente solar farm, one of the NRG ROFO assets and (ii) NRG's interests in seven utility-scale solar farms located in Utah that were part of NRG's November 2, 2016 acquisition of projects from SunEdison, or the Utah Solar Portfolio. The Company paid total cash consideration of $130 million, plus a $1 million working capital adjustment, and assumed non-recourse debt of $328 million, which is consolidated, as well as its pro-rata share of non-recourse project-level debt of $135 million. The acquisition was funded with cash on hand. The acquisition of the March 2017 Drop Down Assets was accounted for as a transfer of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period). Accordingly, in connection with the retrospective adjustment of prior periods, the Company adjusted its financial statements to reflect its results of operations, financial position and cash flows as if it recorded its interests in the Aqua Caliente Borrower 2 LLC on January 1, 2016, and its interests in the Utah Solar Portfolio on November 2, 2016.
In addition, the Company's results of operations for the three months ended March 31, 2016 were recast for the Company's acquisition of the CVSR Drop Down Asset on September 1, 2016; refer to Note 3, Business Acquisitions, in the Company's 2016 Report on Form 10-K for additional information.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company's audited consolidated financial statements for the year ended December 31, 2016 included in the 2016 Form 10-K. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of March 31, 2017, and the results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2017 and 2016.
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
Accumulated Depreciation, Accumulated Amortization
The following table presents the accumulated depreciation included in the property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$1,025	$951
Intangible Assets Accumulated Amortization	181	163
Noncontrolling Interests
The following table reflects the changes in the Company's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2016	313
Capital contributions from tax equity investors, net of distributions	14
Comprehensive income	(9)
Distributions to NRG for its 25% interest in TE Holdco	(5)
Balance as of March 31, 2017	$313
Distributions
The following table lists the distributions paid on NRG Yield LLC's Class A, B, C and D units during the three months ended March 31, 2017:

First Quarter 2017
Distributions per Class A, B, C and D unit	$0.26
On April 25, 2017, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.27 per unit payable on June 15, 2017 to unit holders of record as of June 1, 2017.
Reclassifications
Certain prior-year amounts have been reclassified for comparative purposes.

Recent Accounting Developments
ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, or ASU No. 2016-18. The amendments of ASU No. 2016-18 require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of ASU No. 2016-18 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of ASU No. 2016-18 will be applied retrospectively. The Company calculated the impact of the ASU No. 2016-18 on its statement of cash flows to be a decrease of $59 million and $23 million in the net cash used in investing activities for the three months ended March 31, 2017 and 2016, respectively.
ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or Topic 842, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting by expanding the related disclosures. The guidance in Topic 842 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, Topic 842 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The Company expects to adopt the standard effective January 1, 2019 utilizing the required modified retrospective approach for the earliest period presented. The Company expects to elect certain of the practical expedients permitted, including the expedient that permits the Company to retain its existing lease assessment and classification. The Company is currently working through an adoption plan and evaluating the anticipated impact on the Company's results of operations, cash flows and financial position. While the Company is currently evaluating the impact the new guidance will have on its financial position and results of operations, the Company expects to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Company’s review of its existing lease contracts and service contracts which may contain embedded leases. As this review is still in process, it is currently not practicable to quantify the impact of adopting Topic 842 at this time.
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09, which was further amended through various updates issued by the FASB thereafter.  The amendments of ASU No. 2014-09 completed the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting.  The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a five step model to be applied by an entity in evaluating its contracts with customers.  The Company expects to adopt the standard effective January 1, 2018 and apply the guidance retrospectively to contracts at the date of adoption. The Company will recognize the cumulative effect of applying Topic 606 at the date of initial application, as prescribed under the modified retrospective transition method. The Company also expects to elect the practical expedient available under Topic 606 for measuring progress toward complete satisfaction of a performance obligation and for disclosure requirements of remaining performance obligations.  The practical expedient allows an entity to recognize revenue in the amount to which the entity has the right to invoice such that the entity has a right to the consideration in an amount that corresponds directly with the value to the customer for performance completed to date by the entity. The majority of the Company's revenues are obtained through PPAs, which are currently accounted for as operating leases. In connection with the implementation of Topic 842, as described above, the Company expects to elect certain of the practical expedients permitted, including the expedient that permits the Company to retain its existing lease assessment and classification. As leases are excluded from the scope of Topic 606, the Company expects the standard to have an immaterial impact on the Company's results of operations, cash flows and financial position; however, the Company continues to assess the impact in connection with its plan of adoption.
Note 3 — Investments Accounted for by the Equity Method and Variable Interest Entities
March 2017 Drop Down Assets — On March 27, 2017, the Company acquired the following interests from NRG: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the NRG ROFO assets, representing ownership of approximately 46 net MW of capacity and (ii) NRG's interests in the Utah Solar Portfolio. Agua Caliente is located in Yuma County, AZ and sells power subject to a 25-year PPA with Pacific Gas and Electric, with 22 years remaining on that contract. The seven utility-scale solar farms in the Utah Solar Portfolio are owned by the following entities: Four Brothers Capital, LLC, Iron Springs Capital, LLC, and Granite Mountain Capital, LLC. These utility-scale solar farms achieved commercial operations in 2016, sell power subject to 20-year PPAs with PacifiCorp, a subsidiary of Berkshire Hathaway and are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, through which the Company is entitled to receive 50% of cash to be distributed, as further described below. The Company paid cash consideration of $130 million, plus $1 million of working capital. The acquisition of the March 2017 Drop Down Assets was funded with cash on hand. The Company recorded the acquired interests as equity method investments. The Company also assumed non-recourse debt of $328 million, which it consolidates, as further described in Note 6, Long-term Debt, as well as its pro-rata share of non-recourse project-level debt of $135 million, as further described below.

The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combination - Related Issues. The difference between the cash paid and the historical value of the entities' equity of $139 million was recorded as an adjustment to the Company's contributed capital. Since the transaction constituted a transfer of entities under common control, the accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period).
The following is a summary of assets and liabilities transferred in connection with the acquisition of the March 2017 Drop Down Assets as of March 27, 2017:

(In millions)
Assets:
Cash	$6
Equity investment in projects	456
Total assets acquired	462
Liabilities:
Debt (Current and non-current) (a)	320
Other current and non-current liabilities	3
Total liabilities assumed	323
Net assets acquired	$139

(a) Net of $8 million of debt issuance costs.
Entities that are Consolidated
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidations, or ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind facilities, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2016 Form 10-K.
Summarized financial information for the Company's consolidated VIEs consisted of the following as of March 31, 2017:

(In millions)	NRG Wind TE Holdco	Alta Wind TE Holdco	Spring Canyon
Other current and non-current assets	$193	$18	$4
Property, plant and equipment	435	455	99
Intangible assets	2	271	—
Total assets	630	744	103
Current and non-current liabilities	210	8	6
Total liabilities	210	8	6
Noncontrolling interest	141	106	66
Net assets less noncontrolling interests	$279	$630	$31

Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, but for which it is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2016 Form 10-K.
The Company's maximum exposure to loss as of March 31, 2017 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

(In millions)	Maximum exposure to loss
Four Brothers Solar, LLC	$228
Granite Mountain Holdings, LLC	81
Iron Springs Holdings, LLC	54
NRG DGPV Holdco 1 LLC	73
NRG DGPV Holdco 2 LLC	34
NRG RPV Holdco 1 LLC	70
GenConn Energy LLC	104
Utah Solar Portfolio — As described above, on March 27, 2017, as part of the March 2017 Drop Down Assets acquisition, the Company acquired from NRG 100% of the Class A equity interests in the Utah Solar Portfolio, comprised of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC. The Class B interests of the Utah Solar Portfolio are owned by a tax equity investor, or TE Investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs when the TE Investor obtains a specified return on its initial investment, at which time the allocations to the TE Investor change to 50%. The Company generally receives 50% of distributable cash throughout the term of the tax-equity arrangements. The three entities comprising the Utah Solar Portfolio are VIEs. As the Company is not the primary beneficiary, the Company uses the equity method of accounting to account for its interests in the Utah Solar Portfolio. The Company utilizes the HLBV method to determine its share of the income or losses in the investees.

The following tables present summarized financial information for the Company's significant equity method investments:

	Three months ended March 31,
(In millions)	2017	2016
Income Statement Data:
Utah Solar Portfolio
Operating revenues	$13	$—
Operating loss	(2)	—
Net loss	(2)	—
GenConn Energy LLC
Operating revenues	$17	$18
Operating income	9	9
Net income	6	7
	March 31, 2017	December 31, 2016
Balance Sheet Data:	(In millions)
Utah Solar Portfolio
Current assets	$15	$20
Non-current assets	1,109	1,105
Current liabilities	3	14
Non-current liabilities	21	38
GenConn Energy LLC
Current assets	$29	$36
Non-current assets	385	389
Current liabilities	12	16
Non-current liabilities	193	196

Non-recourse project-level debt of unconsolidated affiliates
Agua Caliente Financing — As described above, the Company acquired a 16% interest in the Agua Caliente solar facility through its acquisition of Agua Caliente Borrower 2 LLC. As of March 31, 2017, Agua Caliente Solar LLC, the direct owner of the Agua Caliente solar facility, had $846 million outstanding under the Agua Caliente financing agreement with the Federal Financing Bank, or FFB, borrowed to finance the costs of constructing the facility.  The Company's pro-rata share of Agua Caliente Financing was approximately $135 million as of March 31, 2017. Amounts borrowed under the Agua Caliente financing agreement accrue interest at a fixed rate based on U.S. Treasury rates plus a spread of 0.375%, mature in 2037 and are secured by the assets of Agua Caliente Solar LLC.  The loans provided by the FFB are guaranteed by the U.S. DOE.
Note 4 — Fair Value of Financial Instruments
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
For cash and cash equivalents, restricted cash, accounts receivable, accounts receivable — affiliate, accounts payable, current portion of the accounts payable — affiliates, accrued expenses and other liabilities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Assets:
Notes receivable, including current portion	$25	$25	$30	$30
Liabilities:
Long-term debt — affiliate	618	613	618	608
Long-term debt — external, including current portion	$5,418	$5,413	$5,451	$5,435
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017		As of December 31, 2016
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$844	$5,182	$833	$5,210

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2017	As of December 31, 2016
	Fair Value (a)	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 1	Level 2
Derivative assets:
Commodity contracts	$1	$1	$1
Interest rate contracts	2	—	1
Total assets	3	1	2
Derivative liabilities:
Commodity contracts	2	—	1
Interest rate contracts	66	—	75
Total liabilities	$68	$—	$76

(a) There were no derivative assets or liabilities classified as Level 1 as of March 31, 2017. There were no derivative assets or liabilities classified as Level 3 as of March 31, 2017 and December 31, 2016.
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
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of March 31, 2017, the credit reserve resulted in a $1 million increase in fair value in interest expense. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion in Note 2, Summary of Significant Accounting Policies, to the Company's 2016 Form 10-K, the following is a discussion of the concentration of credit risk for the Company's financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) daily monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.

Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of March 31, 2017, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $3 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support, as further described in Note 12, Segment Reporting, to the Company's 2016 Form 10-K. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

Note 5 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the Company's 2016 Form 10-K.
Energy-Related Commodities
As of March 31, 2017, the Company had energy-related derivative instruments extending through 2020. At March 31, 2017, these contracts were not designated as cash flow or fair value hedges.
Interest Rate Swaps
As of March 31, 2017, the Company had interest rate derivative instruments on non-recourse debt extending through 2036, most of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy of the Company's open derivative transactions broken out by commodity:

		Total Volume
		March 31, 2017	December 31, 2016
Commodity	Units	(In millions)
Natural Gas	MMBtu	2	3
Interest	Dollars	$2,028	$2,070
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$20	$26
Interest rate contracts long-term	2	1	29	39
Total Derivatives Designated as Cash Flow Hedges	2	1	49	65
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	7	5
Interest rate contracts long-term	—	—	10	5
Commodity contracts current	1	2	1	1
Commodity contracts long-term	—	—	1	—
Total Derivatives Not Designated as Cash Flow Hedges	1	2	19	11
Total Derivatives	$3	$3	$68	$76

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of March 31, 2017 and December 31, 2016, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by the counterparty master agreement level as of March 31, 2017 and December 31, 2016:

As of March 31, 2017	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$1	$—	$1
Derivative liabilities	(2)	—	(2)
Total commodity contracts	(1)	—	(1)
Interest rate contracts:
Derivative assets	2	(1)	1
Derivative liabilities	(66)	1	(65)
Total interest rate contracts	(64)	—	(64)
Total derivative instruments	$(65)	$—	$(65)

As of December 31, 2016	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$2	$—	$2
Derivative liabilities	$(1)	$—	$(1)
Total commodity contracts	1	—	1
Interest rate contracts:
Derivative assets	1	(1)	—
Derivative liabilities	(75)	1	(74)
Total interest rate contracts	(74)	—	(74)
Total derivative instruments	$(73)	$—	$(73)
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three months ended March 31,
	2017	2016
	(In millions)
Accumulated OCL beginning balance	$(86)	$(99)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	5	4
Mark-to-market of cash flow hedge accounting contracts	2	(54)
Accumulated OCL ending balance	(79)	(149)
Accumulated OCL attributable to noncontrolling interests	(3)	(4)
Accumulated OCL attributable to NRG Yield LLC	$(76)	$(145)
Losses expected to be realized from OCL during the next 12 months	$(18)
Amounts reclassified from accumulated OCL into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense. There was no ineffectiveness for the three months ended March 31, 2017 and 2016.
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

Impact of Derivative Instruments on the Statements of Income
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the three months ended March 31, 2017 and 2016, the impact to the consolidated statements of income was a gain of $2 million and a loss of $7 million, respectively.
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
See Note 4, Fair Value of Financial Instruments, for a discussion regarding concentration of credit risk.

Note 6 — Long-term Debt
This footnote should be read in conjunction with the complete description under Note 10, Long-term Debt, to the Company's 2016 Form 10-K. Long-term debt consisted of the following:

	March 31, 2017	December 31, 2016	March 31, 2017, interest rate % (a)	Letters of Credit Outstanding at March 31, 2017
	(In millions, except rates)
Long-term debt - affiliate, due 2019	$337	$337	3.580
Long-term debt - affiliate, due 2020	281	281	3.325
2024 Senior Notes	500	500	5.375
2026 Senior Notes	350	350	5.000
Project-level debt:
Agua Caliente Borrower 2, due 2038	41	—	5.430	17
Alpine, due 2022	144	145	L+1.750	37
Alta Wind I, lease financing arrangement, due 2034	242	242	7.015	16
Alta Wind II, lease financing arrangement, due 2034	191	191	5.696	27
Alta Wind III, lease financing arrangement, due 2034	198	198	6.067	27
Alta Wind IV, lease financing arrangement, due 2034	128	128	5.938	19
Alta Wind V, lease financing arrangement, due 2035	206	206	6.071	30
Alta Realty Investments, due 2031	31	31	7.000	—
Alta Wind Asset Management, due 2031	18	18	L+2.375	—
Avra Valley, due 2031	56	57	L+1.750	3
Blythe, due 2028	19	19	L+1.625	2
Borrego, due 2025 and 2038	69	69	L+ 2.500/5.650	5
CVSR, due 2037	757	771	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	194	199	4.680	13
El Segundo Energy Center, due 2023	414	443	L+1.625 - L+2.250	82
Energy Center Minneapolis, due 2017 and 2025	94	96	5.950 -7.250	—
Energy Center Minneapolis Series D Notes, due 2031	125	125	3.550	—
Kansas South, due 2031	30	30	L+2.000	4
Laredo Ridge, due 2028	98	100	L+1.875	10
Marsh Landing, due 2017 and 2023	361	370	L+1.750 - L+1.875	37
Apple I LLC projects and related subsidiaries financing agreement, due 2030	27	27	6.000	—
Roadrunner, due 2031	37	37	L+1.625	5
South Trent Wind, due 2020	57	57	L+1.625	10
TA High Desert, due 2020 and 2032	49	49	L+2.500/5.150	—
Tapestry, due 2021	168	172	L+1.625	20
Utah Solar Portfolio, due 2022	287	287	L+2.625	11
Viento, due 2023	178	178	L+2.750	27
Walnut Creek, due 2023	303	310	L+1.625	52
WCEP Holdings, due 2023	46	46	L+3.000	—
Subtotal project-level debt:	4,568	4,601
Total debt	6,036	6,069
Less current maturities	(296)	(291)
Less net debt issuance costs	(61)	(62)
Total long-term debt	$5,679	$5,716

(a) As of March 31, 2017, L+ equals 3 month LIBOR plus x%, except for the Alpine term loan, Marsh Landing term loan, Utah Solar Portfolio, Viento, Walnut Creek term loan, and NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, where L+ equals 1 month LIBOR plus x% and Kansas South, where L+ equals 6 month LIBOR plus x%.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of March 31, 2017, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the three months ended March 31, 2017.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
As of March 31, 2017, there were no outstanding borrowings under the revolving credit facility and the Company had $64 million of letters of credit outstanding.
Thermal Financing
On March 16, 2017, NRG Energy Center Minneapolis LLC, a subsidiary of NRG Thermal LLC, amended the shelf facility of its existing Thermal financing arrangement to allow for the issuance of an additional $10 million of Series F notes at a 4.60% interest rate, or Series F Notes, increasing the total principal amount of notes available for issuance under the shelf facility to $80 million. The Series F Notes will be secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries.
Financing related to the 2017 March Drop Down Assets
Aqua Caliente Borrower 2, due 2038
On February 17, 2017, Agua Caliente Borrower 1 LLC, an indirect subsidiary of NRG, and Agua Caliente Borrower 2 LLC, issued $130 million of senior secured notes under the Agua Caliente Holdco financing agreement that bear interest at 5.43% and mature on December 31, 2038. As described in Note 3, Investments Accounted for by the Equity Method and Variable Interest Entities, on March 27, 2017, the Company acquired Agua Caliente Borrower 2 LLC from NRG. Agua Caliente Borrower 2 LLC owns a 16% interest in the Agua Caliente solar farm and holds $41 million of the Agua Caliente Holdco debt. The debt is joint and several with respect to Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC and is secured by the equity interests of each borrower in the Agua Caliente solar facility.
Utah Solar Portfolio, due 2022
As part of its March 2017 Drop Down Assets acquisition, the Company assumed non-recourse debt of $287 million relating to the Utah Solar Portfolio at interest rate of LIBOR plus 2.625%. The debt matures on December 16, 2022. The $287 million consisted of $222 million outstanding at the time of NRG acquisition of the Utah Solar Portfolio on November 2, 2016, and additional borrowings of $65 million, net of debt issuance costs, incurred during 2016.

Note 7 — Segment Reporting
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

	Three months ended March 31, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$75	$99	$44	$—	$218
Cost of operations	22	32	30	—	84
Depreciation and amortization	24	46	5	—	75
General and administrative	—	—	—	4	4
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	29	21	9	(5)	54
Equity in earnings of unconsolidated affiliates	3	16	—	—	19
Other income, net	—	1	—	—	1
Interest expense	(12)	(40)	(3)	(18)	(73)
Net Income (Loss)	$20	$(2)	$6	$(23)	$1
Total Assets	$1,937	$5,901	$431	$97	$8,366

	Three months ended March 31, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$79	$111	$44	$—	$234
Cost of operations	23	33	29	—	85
Depreciation and amortization	20	49	5	—	74
General and administrative	—	—	—	2	2
Operating income (loss)	36	29	10	(2)	73
Equity in earnings of unconsolidated affiliates	3	1	—	—	4
Interest expense	(11)	(42)	(2)	(16)	(71)
Net Income (Loss)	$28	$(12)	$8	$(18)	$6
Note 8 — Related Party Transactions
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
PPA by and between Elbow Creek and NRG
In October 2015, Elbow Creek, the Company's subsidiary in the Renewables segment, entered into a PPA with NRG Power Marketing for the sale of energy and environmental attributes with the effective date of November 1, 2015, and expiring on October 31, 2022. Elbow Creek generated $3 million of revenue during the three months ended March 31, 2017 and 2016, respectively.
Energy Marketing Services Agreement by and between NRG Energy Center Minneapolis LLC and NRG
NRG Energy Center Minneapolis LLC, or NRG Minneapolis, a subsidiary of the Company is party to an Energy Marketing Services Agreement with NRG Power Marketing, a wholly-owned subsidiary of NRG. Under the agreement, NRG Power Marketing procures fuel and fuel transportation for the operation of the Minneapolis generating facility. For the three months ended March 31, 2017 and 2016, NRG Minneapolis purchased $4 million and $3 million, respectively, of natural gas from NRG Power Marketing.

Operation and Maintenance (O&M) Services Agreements by and between Thermal Entities and NRG
Certain thermal entities which are wholly-owned subsidiaries of the Company are party to a Plant O&M Services Agreement with NRG, pursuant to which NRG provides necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. Total fees incurred under the agreements were $8 million and $7 million for the three months ended March 31, 2017 and 2016, respectively. There was a balance of $19 million and $20 million due to NRG in accounts payable — affiliate as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, $13 million of the balance was recorded in the current liabilities of the consolidated balance sheet and $6 million was recorded in long term liabilities of the consolidated balance sheet.
Administrative Services Agreement by and between Marsh Landing and NRG West Coast LLC
On December 19, 2016, Marsh Landing entered into an administrative services agreement with NRG West Coast LLC, a wholly owned subsidiary of NRG. The administrative services agreement was previously between Marsh Landing and GenOn Energy Services, LLC, a wholly-owned subsidiary of NRG. The Company reimbursed costs under this agreement of $3 million and $2 million for the three months ended March 31, 2017 and 2016, respectively. There was a balance of $1 million due to NRG West Coast LLC in accounts payable — affiliate as of March 31, 2017.
Administrative Services Agreement by and between the Company and NRG Renew Operations & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to an administrative services agreement with NRG Renew Operations and Maintenance LLC, or RENOM, a wholly-owned subsidiary of NRG, which provides O&M services on behalf of these entities. The Company incurred total expenses for these services in the amount of $3 million and $2 million for the three months ended March 31, 2017 and 2016, respectively. There was a balance of $3 million and $5 million due to RENOM as of March 31, 2017 and December 31, 2016, respectively.
Management Services Agreement by and between the Company and NRG
NRG provides the Company with various operation, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of March 31, 2017, the base management fee was approximately $8 million per year, subject to an inflation-based adjustment annually at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. Costs incurred under this agreement were $2 million for the three months ended March 31, 2017 and 2016, which included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee. There was a balance of $2 million due to NRG in accounts payable — affiliate as of March 31, 2017.

Note 9 — Condensed Consolidating Financial Information
As of March 31, 2017, Yield Operating LLC had outstanding $500 million of the 2024 Senior Notes and $350 million of the 2026 Senior Notes, collectively Senior Notes, as described in Note 6, Long-term Debt, These Senior Notes are guaranteed by NRG Yield LLC, as well as certain of the Company's subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include the rest of the Company's subsidiaries, including those that are subject to project financing.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of March 31, 2017:

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
In this presentation, NRG Yield LLC consists of parent company operations. Guarantor subsidiaries and non-guarantor subsidiaries of NRG Yield LLC are reported on an equity basis. For companies acquired, the fair values of the assets and liabilities acquired have been presented on a push-down accounting basis. As described in Note 1, Nature of Business, the Company completed the acquisition of the March 2017 Drop Down Assets and CVSR Drop Down Asset from NRG on March 27, 2017 and September 1, 2016, respectively. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its condensed consolidating financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Three Months Ended March 31, 2017
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$5	$213	$—	$—	$218
Operating Costs and Expenses
Cost of operations	—	4	80	—	—	84
Depreciation and amortization	—	1	74	—	—	75
General and administrative	—	—	—	4	—	4
Acquisition-related transaction and integration costs	—	—	—	1	—	1
Total operating costs and expenses	—	5	154	5	—	164
Operating Income (Loss)	—	—	59	(5)	—	54
Other Income (Expense)
Equity in earnings (losses) of consolidated affiliates	10	(11)	—	23	(22)	—
Equity in earnings of unconsolidated affiliates	—	2	16	1	—	19
Other income, net	—	—	1	—	—	1
Interest expense	—	—	(55)	(18)	—	(73)
Total other income (expense), net	10	(9)	(38)	6	(22)	(53)
Net Income (Loss)	10	(9)	21	1	(22)	1
Less: Net loss attributable to noncontrolling interests	—	—	(1)	(9)	1	(9)
Net Income (Loss) Attributable to NRG Yield LLC	$10	$(9)	$22	$10	$(23)	$10

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017
(Unaudited)

	NRG Yield LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income (Loss)	$10	$(9)	$21	$1	$(22)	$1
Other Comprehensive Income
Unrealized gain on derivatives	7	—	6	7	(13)	7
Other comprehensive income	7	—	6	7	(13)	7
Comprehensive Income (Loss)	17	(9)	27	8	(35)	8
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1)	(9)	1	(9)
Comprehensive Income (Loss) Attributable to NRG Yield LLC	$17	$(9)	$28	$17	$(36)	$17

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2017
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$93	$—	$117	$—	$—	$210
Restricted cash	—	—	106	—	—	106
Accounts receivable — trade	—	2	80	—	—	82
Accounts receivable — affiliate	3	—	—	—	—	3
Inventory	—	1	39	—	—	40
Derivative instruments	—	—	1	—	—	1
Notes receivable	—	—	15	—	—	15
Prepayments and other current assets	—	—	19	—	—	19
Total current assets	96	3	377	—	—	476
Net property, plant and equipment	—	58	5,332	—	—	5,390
Other Assets
Investment in consolidated subsidiaries	1,699	483	—	3,134	(5,316)	—
Equity investments in affiliates	—	177	610	367	—	1,154
Notes receivable	—	—	10	—	—	10
Intangible assets, net	—	55	1,213	—	—	1,268
Derivative instruments	—	—	2	—	—	2
Other non-current assets	—	—	65	1	—	66
Total other assets	1,699	715	1,900	3,502	(5,316)	2,500
Total Assets	$1,795	$776	$7,609	$3,502	$(5,316)	$8,366

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2017
(Continued)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	$—	$—	$296	$—	$—	$296
Accounts payable	—	1	25	—	—	26
Accounts payable — affiliate	—	5	23	22	—	50
Derivative instruments	—	—	28	—	—	28
Accrued expenses and other current liabilities	—	1	42	11	—	54
Total current liabilities	—	7	414	33	—	454
Other Liabilities
Long-term debt — external	—	—	4,222	839	—	5,061
Long-term debt — affiliate	—	—	—	618	—	618
Accounts payable — affiliate	—	—	6	—	—	6
Derivative instruments	—	—	40	—	—	40
Other non-current liabilities	—	—	79	—	—	79
Total non-current liabilities	—	—	4,347	1,457	—	5,804
Total Liabilities	—	7	4,761	1,490	—	6,258
Commitments and Contingencies
Members' Equity
Contributed capital	1,865	845	2,856	1,957	(5,658)	1,865
Retained earnings (accumulated deficit)	6	(74)	11	(182)	245	6
Accumulated other comprehensive loss	(76)	(2)	(81)	(76)	159	(76)
Noncontrolling interest	—	—	62	313	(62)	313
Total Members' Equity	1,795	769	2,848	2,012	(5,316)	2,108
Total Liabilities and Members’ Equity	$1,795	$776	$7,609	$3,502	$(5,316)	$8,366

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months ended March 31, 2017
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$—	$1	$109	$(49)	$61
Cash Flows from Investing Activities
Intercompany transactions between Yield LLC and subsidiaries	(65)	—	—	65	—
Acquisition of Drop Down Assets	—	—	—	(131)	(131)
Capital expenditures	—	—	(4)	—	(4)
Increase in restricted cash	—	—	59	—	59
Decrease in notes receivable	—	—	4	—	4
Return of investment from unconsolidated affiliates	—	3	—	13	16
Net investments in unconsolidated affiliates	—	(3)	(4)	—	(7)
Net Cash (Used in) Provided by Investing Activities	(65)	—	55	(53)	(63)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	(5)	(1)	—	6	—
Net contributions from noncontrolling interests	—	—	—	14	14
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	—	(38)	—	(38)
(Payments of) proceeds from distributions	(53)	—	(82)	82	(53)
Payment of debt issuance costs	—	—	(3)	—	(3)
Proceeds from Issuance of Class C units	5	—	—	—	5
Proceeds from the issuance of long-term debt — external	—	—	41	—	41
Payments for long-term debt	—	—	(75)	—	(75)
Net Cash (Used in) Provided by Financing Activities	(53)	(1)	(157)	102	(109)
Net (Decrease) Increase in Cash and Cash Equivalents	(118)	—	7	—	(111)
Cash and Cash Equivalents at Beginning of Period	211	—	110	—	321
Cash and Cash Equivalents at End of Period	$93	$—	$117	$—	$210

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Three Months Ended March 31, 2016
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$5	$229	$—	$—	$234
Operating Costs and Expenses
Cost of operations	—	3	82	—	—	85
Depreciation and amortization	—	1	73	—	—	74
General and administrative	—	—	—	2	—	2
Total operating costs and expenses	—	4	155	2	—	161
Operating Income (Loss)	—	1	74	(2)	—	73
Other (Expense) Income
Equity in income (losses) of consolidated affiliates	17	(7)	—	21	(31)	—
Equity in earnings (losses) of unconsolidated affiliates	—	2	(1)	3	—	4
Interest expense	—	—	(55)	(16)	—	(71)
Total other income (expense), net	17	(5)	(56)	8	(31)	(67)
Net Income (Loss)	17	(4)	18	6	(31)	6
Less: Net loss attributable to noncontrolling interests	—	—	—	(11)	—	(11)
Net Income (Loss) Attributable to NRG Yield LLC	$17	$(4)	$18	$17	$(31)	$17

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2016
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income (Loss)	$17	$(4)	$18	$6	$(31)	$6
Other Comprehensive Loss
Unrealized loss on derivatives	(49)	(1)	(46)	(50)	96	(50)
Other comprehensive loss	(49)	(1)	(46)	(50)	96	(50)
Comprehensive Income (Loss)	(32)	(5)	(28)	(44)	65	(44)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	(12)	—	(12)
Comprehensive Loss Attributable to NRG Yield LLC	$(32)	$(5)	$(28)	$(32)	$65	$(32)

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2016
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$211	$—	$110	$—	$—	$321
Restricted cash	—	—	165	—	—	165
Accounts receivable — trade	—	2	90	—	—	92
Accounts receivable — affiliate	—	—	1	—	—	1
Inventory	—	2	37	—	—	39
Derivative instruments	—	—	2	—	—	2
Notes receivable	—	—	16	—	—	16
Prepayments and other current assets	—	—	19	1	—	20
Total current assets	211	4	440	1	—	656

Net property, plant and equipment	—	59	5,401	—	—	5,460
Other Assets
Investment in consolidated subsidiaries	1,780	527	—	3,212	(5,519)	—
Equity investments in affiliates	—	171	600	381	—	1,152
Notes receivable	—	—	14	—	—	14
Intangible assets, net	—	56	1,230	—	—	1,286
Derivative instruments	—	—	1	—	—	1
Other non-current assets	—	—	50	1	—	51
Total other assets	1,780	754	1,895	3,594	(5,519)	2,504
Total Assets	$1,991	$817	$7,736	$3,595	$(5,519)	$8,620

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2016
(Continued)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	$—	$—	$291	$—	$—	$291
Accounts payable	—	2	18	3	—	23
Accounts payable — affiliate	—	7	15	18	—	40
Derivative instruments	—	—	32	—	—	32
Accrued expenses and other current liabilities	—	1	60	24	—	85
Total current liabilities	—	10	416	45	—	471
Other Liabilities
Long-term debt — external	—	—	4,259	839	—	5,098
Long-term debt — affiliate	—	—	—	618	—	618
Accounts payable — affiliate	—	—	9	—	—	9
Derivative instruments	—	—	44	—	—	44
Other non-current liabilities	—	—	76	—	—	76
Total non-current liabilities	—	—	4,388	1,457	—	5,845
Total Liabilities	—	10	4,804	1,502	—	6,316
Commitments and Contingencies
Members' Equity
Contributed capital	1,995	874	2,920	1,971	(5,765)	1,995
Retained earnings (Accumulated deficit)	79	(65)	35	(108)	138	79
Accumulated other comprehensive loss	(83)	(2)	(87)	(83)	172	(83)
Noncontrolling Interest	—	—	64	313	(64)	313
Total Members' Equity	1,991	807	2,932	2,093	(5,519)	2,304
Total Liabilities and Members’ Equity	$1,991	$817	$7,736	$3,595	$(5,519)	$8,620

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$—	$1	$99	$(11)	$89
Cash Flows from Investing Activities
Intercompany transactions from Yield LLC to subsidiaries	12	40	—	(52)	—
Capital expenditures	—	—	(7)	—	(7)
Decrease in restricted cash	—	—	23	—	23
Decrease in notes receivable	—	—	4	—	4
Return of investment from unconsolidated affiliates	—	—	—	8	8
Net investments in unconsolidated affiliates	—	(40)	—	(11)	(51)
Other	—	—	—	2	2
Net Cash Provided by (Used in) Investing Activities	12	—	20	(53)	(21)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	24	(1)	—	(23)	—
Net contributions from noncontrolling interests	—	—	—	10	10
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	—	(11)	—	(11)
(Payments of) proceeds from distributions	(41)	—	(71)	67	(45)
Proceeds from the revolving credit facility	—	—	—	50	50
Payments for the revolving credit facility	—	—	—	(40)	(40)
Payments for long-term debt	—	—	(67)	—	(67)
Net Cash (Used in) Provided by Financing Activities	(17)	(1)	(149)	64	(103)
Net (Decrease) Increase in Cash and Cash Equivalents	(5)	—	(30)	—	(35)
Cash and Cash Equivalents at Beginning of Period	15	—	95	—	110
Cash and Cash Equivalents at End of Period	$10	$—	$65	$—	$75

Note 10 — Contingencies
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
Ahmed v. NRG Energy, Inc. and the NRG Yield Board of Directors — On September 15, 2016, plaintiffs filed a putative class action lawsuit against NRG Energy, Inc., the directors of NRG Yield, Inc., and other parties in the Delaware Chancery Court. The complaint alleges that the defendants breached their respective fiduciary duties with regard to the recapitalization of NRG Yield, Inc. common stock in 2015. The plaintiffs generally seek economic damages, attorney’s fees and injunctive relief. The defendants filed a motion to dismiss the lawsuit on December 21, 2016. Plaintiffs filed their objection to the motion to dismiss on February 15, 2017. The defendants' reply was filed on March 24, 2017. Oral argument is scheduled for June 20, 2017.
GenOn Noteholders' Lawsuit — On December 13, 2016, certain indenture trustees for an ad hoc group of holders, or the Noteholders, of the GenOn Energy, Inc., or GenOn, 7.875% Senior Notes due 2017, 9.500% Notes due 2018, and 9.875% Notes due 2020, and the GenOn Americas Generation, LLC 8.50% Senior Notes due 2021 and 9.125% Senior Notes due 2031, along with certain of the Noteholders, filed a complaint in the Superior Court of the State of Delaware against NRG and GenOn alleging certain claims related to a services agreement between NRG and GenOn. On April 30, 2017, the Noteholders filed an amended complaint that asserts additional claims of fraudulent transfer, insider preference and breach of fiduciary duties. In addition to NRG and GenOn, the amended complaint names NRG Yield LLC and certain current and former officers and directors of GenOn as defendants. The plaintiffs generally seek recovery of all monies paid under the services agreement and any other damages that the court deems appropriate.

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations

The following discussion analyzes the Company's historical financial condition and results of operations, which were recast to include: a) the Company's September 2016 acquisition of the controlling interest in CVSR and b) the effect of the March 2017 Drop Down Assets, which were acquired from NRG on March 27, 2017.
As you read this discussion and analysis, refer to the Company's Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three months ended March 31, 2017, and 2016. Also refer to the Company's 2016 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 4,879 net MW as of March 31, 2017. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 16 years as of March 31, 2017, based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2016 Form 10-K in Item 1, Business — Regulatory Matters and Item 1A, Risk Factors.
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
Environmental Matters
The Company’s environmental matters are described in the Company’s 2016 Form 10-K in Item 1, Business — Environmental Matters and Item 1A, Risk Factors.
The Company is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of facilities. The Company is also subject to laws regarding the protection of wildlife, including migratory birds, eagles, threatened and endangered species. Federal and state environmental laws have become more stringent over time, although this trend could slow or pause in the near term with respect to federal laws under the new U.S. presidential administration.
Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2016 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends Affecting Results of Operations and Future Business Performance.

Operational Matters
El Segundo Forced Outage
In January 2017, the El Segundo Energy Center began a forced outage on Units 5 and 6 due to increasing vibrations on successive operations at Unit 5. In consultation with the Company’s operations and maintenance service provider, a subsidiary of NRG Energy Inc., the Company elected to replace the rotor on Unit 5. Both Unit 5 and 6 returned to service on February 24, 2017. During the first quarter of 2017, the Company reached an agreement in principle with the original equipment manufacturer on the warranty claim and expects the capital and other expenses to be reduced from $12 million to approximately $5 million.
Walnut Creek Forced Outage
On April 18, 2017, Unit 1 at Walnut Creek went into forced outage due to a mechanical failure of a high pressure turbine compressor part that caused downstream damage in the Unit. Unit 1 returned to service on April 30, 2017 and the estimated cost is approximately $8 million before the recovery of insurance proceeds, a significant portion of which the Company believes is recoverable by year end.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended March 31,
(In millions, except otherwise noted)	2017	2016	Change
Operating Revenues
Energy and capacity revenues	$235	$251	$(16)
Contract amortization	(17)	(17)	—
Total operating revenues	218	234	(16)
Operating Costs and Expenses
Cost of fuels	16	16	—
Emissions credit amortization	—	6	(6)
Operations and maintenance	51	44	7
Other costs of operations	17	19	(2)
Depreciation and amortization	75	74	1
General and administrative	4	2	2
Acquisition-related transaction and integration costs	1	—	1
Total operating costs and expenses	164	161	3
Operating Income	54	73	(19)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	19	4	15
Other income, net	1	—	1
Interest expense	(73)	(71)	(2)
Total other expense, net	(53)	(67)	14
Net Income	1	6	(5)
Less: Net loss attributable to noncontrolling interests	(9)	(11)	2
Net Income Attributable to NRG Yield LLC	$10	$17	$(7)

	Three months ended March 31,
Business metrics:	2017	2016
Renewables MWh generated/sold (in thousands) (a)	1,662	1,778
Conventional MWh generated (in thousands) (a)(b)	142	261
Thermal MWt sold (in thousands)	569	553
Thermal MWh sold (in thousands) (c)	9	40

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.
(c) MWh sold do not include 7 MWh and 51 MWh generated by NRG Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing during the three months ended March 31, 2017 and 2016, respectively, as further described in Note 8, Related Party Transactions.

Management’s Discussion of the Results of Operations for the Three Months ended March 31, 2017, and 2016
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the three months ended March 31, 2017 and 2016:

	Conventional Generation	Renewables	Thermal	Total
(In millions)
Three months ended March 31, 2017
Energy and capacity revenues	$76	$114	$45	$235
Cost of fuels	—	—	(16)	(16)
Contract amortization	(1)	(15)	(1)	(17)
Gross margin	75	99	28	202
Contract amortization	1	15	1	17
Economic gross margin	$76	$114	$29	$219

Three months ended March 31, 2016
Energy and capacity revenues	$80	$126	$45	$251
Cost of fuels	—	—	(16)	(16)
Contract amortization	(1)	(15)	(1)	(17)
Emissions credit amortization	(6)	—	—	(6)
Gross margin	73	111	28	212
Contract amortization	1	15	1	17
Emissions credit amortization	6	—	—	6
Economic gross margin	$80	$126	$29	$235

Gross margin decreased by $10 million and economic gross margin decreased by $16 million during the three months ended March 31, 2017, compared to the same period in 2016 due to:

(In millions)
Decrease in Renewables due to a 17% decrease in volume generated at the Alta Wind projects due to low wind resources, as well as a 14% decrease in solar generation at solar projects caused by weather	$(12)
Decrease in Conventional Generation primarily due to lower revenues at El Segundo as a result of a forced outage in 2017	(4)
Decrease in economic gross margin	(16)
Emissions credit amortization of NOx allowances at Walnut Creek and El Segundo in compliance with amendments to the Regional Clean Air Incentives Market program in 2016	6
Decrease in gross margin	$(10)
Operations and Maintenance
Operations and maintenance expense increased by $7 million during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to a forced outage at El Segundo in 2017 and early disposal of asset components at Walnut Creek.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $15 million during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to an increase in equity earnings from the Utah Solar Portfolio, which was acquired by NRG in November 2016, and an increase from Elkhorn Ridge and RPV Holdco, partially offset by lower earnings from DGPV Holdco 1 and Desert Sunlight.
Interest Expense
Interest expense increased by $2 million during the three months ended March 31, 2017, compared to the same period in 2016, due to:

(In millions)
Issuance of the new long-term debt in the second half of 2016, including 2037 CVSR Holdco Notes, 2026 Senior Notes and Energy Center Minneapolis Series D Notes	$8
Utah Solar Portfolio debt assumed in connection with the March 2017 Drop Down Assets	4
Amortization of the fair value of interest rate swaps primarily acquired with the January 2015 Drop Down Assets and November 2015 Drop Down Assets	3
Higher revolver borrowings in 2016	(2)
Lower project level principal balances	(3)
Changes in the fair value of interest rate swaps, primarily relating to Alpine	(8)
$2
Income Attributable to Noncontrolling Interests
For the three months ended March 31, 2017, the Company had income of $2 million attributable to NRG's 25% ownership of the Class B interests in NRG Wind TE Holdco and a loss of $11 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the three months ended March 31, 2016, the Company had income of $2 million attributable to NRG's 25% ownership of the Class B interests in NRG Wind TE Holdco and a loss of $13 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and application of the HLBV method.

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
Liquidity Position
As of March 31, 2017 and December 31, 2016, the Company's liquidity was approximately $747 million and $921 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility. The Company's liquidity includes $106 million and $165 million of restricted cash balances as of March 31, 2017, and December 31, 2016, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. The Company's various financing arrangements are described in Note 6, Long-term Debt. As of March 31, 2017, the Company had $431 million of available borrowings under its revolving credit facility.
As of March 31, 2017, there were no outstanding borrowings and there were $64 million of letters of credit outstanding under the Company's revolving credit facility.
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
As of March 31, 2017, the Company's 2024 Senior Notes and 2026 Senior Notes are rated BB by S&P and Ba2 by Moody's, respectively. The ratings outlook is stable.
Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 1— Note 6, Long-term Debt, to this Form 10-Q and Note 10, Long-term Debt, to the consolidated annual financial statements included in the Company's 2016 Form 10-K, the Company's financing arrangements consist of the revolving credit facility, the Senior Notes, the ATM Program, its intercompany borrowings with Yield, Inc. and project-level financings for its various assets.
At-the-Market Equity Offering Program
During the first fiscal quarter of 2017, Yield, Inc. sold 424,027 shares of common stock under the ATM Program for gross proceeds of $7 million, with commission fees of less than $100,000. Yield, Inc. used the net proceeds to acquire 424,027 Class C units from Yield LLC. At March 31, 2017, approximately $143 million remains available for issuance under the ATM Program.
Thermal Financing
On March 16, 2017, NRG Energy Center Minneapolis LLC, a subsidiary of NRG Thermal LLC, amended the shelf facility of its existing Thermal financing arrangement to allow for the issuance of an additional $10 million of Series F notes at a 4.60% interest rate, or Series F Notes, increasing the total principal amount of notes available for issuance under the shelf facility to 80 million. The Series F Notes will be secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries.

Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 1 — Note 6, Long-term Debt; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) distributions.
Drop Down Offer from NRG Energy
On May 1, 2017, NRG offered the Company the remaining 25% interest in NRG Wind TE Holdco, an 814 net MW portfolio of twelve wind projects. The Company currently owns a 75% interest in the portfolio which it acquired in 2015. The acquisition is subject to approval by NRG Yield's independent directors. The wind assets included in the portfolio are disclosed in Item 1 — Note1, Nature of Business.
Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance, and growth capital expenditures consisting of costs to construct new assets, costs to complete the construction of assets where construction is in process, and capital expenditures related to acquiring additional thermal customers. The Company develops annual capital spending plans based on projected requirements for maintenance and growth capital. For the three months ended March 31, 2017 and 2016, the Company used approximately $4 million and $7 million, respectively, to fund capital expenditures, which related primarily to maintenance expenses.
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
As discussed in Item 1 — Note 3, Investments Accounted for by the Equity Method and Variable Interest Entities, on March 27, 2017, the Company acquired the following interests from NRG: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the NRG ROFO assets, representing ownership of approximately 46 net MW of capacity, and (ii) NRG's interests in seven utility-scale solar farms located in Utah, which are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, from which the Company would receive 50% of cash to be distributed. The Company paid cash consideration of $130 million, plus $1 million of working capital and assumed non-recourse project debt. The purchase price for the acquisition was funded with cash on hand.
During the three months ended March 31, 2017, the Company invested $3 million in distributed solar investment partnerships with NRG.
Cash Distributions to Yield, Inc. and NRG
The Company intends to distribute to its unit holders in the form of a quarterly distribution all of the CAFD it generates each quarter, less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. CAFD is defined as net income before interest expense, income taxes, depreciation and amortization, plus cash distributions from unconsolidated affiliates, cash receipts from notes receivable, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness and changes in prepaid and accrued capacity payments. Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.

The following table lists the distributions paid on the Company's Class A, B, C and D units during the three months ended March 31, 2017:

First Quarter 2017
Distributions per Class A, B, C and D unit	$0.26
On April 25, 2017, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.27 per unit payable on June 15, 2017 to unit holders of record as of June 1, 2017.
Cash Flow Discussion
The following table reflects the changes in cash flows for the three months ended March 31, 2017, compared to the three months ended March 31, 2016:

	Three months ended March 31,
	2017	2016	Change
	(In millions)
Net cash provided by operating activities	$61	$89	$(28)
Net cash used in investing activities	(63)	(21)	(42)
Net cash used in financing activities	(109)	(103)	(6)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Decrease in operating income adjusted for non-cash items	$(27)
Decrease in working capital driven primarily by higher interest payments in the first quarter of 2017 relating to the 2026 Senior Notes	(7)
Higher distributions from unconsolidated affiliates	6
$(28)
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments made to acquire the March 2017 Drop Down Assets	$(131)
Decrease in investments in unconsolidated affiliates in 2017 primarily due to higher investment in RPV Holdco, DGPV Holdco 1 and DGPV Holdco 2 in 2016	52
Changes in restricted cash	36
Lower capital expenditures in the first quarter of 2017 driven primarily by higher maintenance capital expense incurred in the Conventional and Renewables segments in the first quarter of 2016	3
Other	(2)
$(42)
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Proceeds from the issuance of Class C units	$5
Net borrowings under the revolving credit facility in 2016	(10)
Proceeds from Agua Caliente Borrower 2 LLC borrowings in the first quarter of 2017 partially offset by higher repayments of long-term debt and increased financing fees	30
Increase in net contributions from noncontrolling interests	4
Increase in distributions paid to unit holders	(8)
Higher payments of distributions to NRG for the Drop Down Assets relating to the pre-acquisition period	(27)
$(6)

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of March 31, 2017, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. DGPV Holdco 1, DGPV Holdco 2, RPV Holdco, GenConn and the Utah Solar Portfolio are variable interest entities for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $592 million as of March 31, 2017. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Note 3, Investments Accounted for by the Equity Method and Variable Interest Entities.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs, as disclosed in the Company's 2016 Form 10-K.
Fair Value of Derivative Instruments
The Company may enter into fuel purchase contracts and other energy-related derivative instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at certain generation facilities. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2017, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2017. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item — 1 Note 4, Fair Value of Financial Instruments.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2016	$(73)
Contracts realized or otherwise settled during the period	8
Fair value of contracts as of March 31, 2017	$(65)

	Fair value of contracts as of March 31, 2017
	Maturity
Fair Value Hierarchy Losses	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(27)	$(27)	$(9)	$(2)	$(65)
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
Recent Accounting Developments
See Item — 1 Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through March 31, 2017, see Note 10, Contingencies , to this Form 10-Q.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2016 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2016 Form 10-K.
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
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1*	NRG Yield, Inc. Annual Incentive Plan for Designated Corporate Officers.	Incorporated herein by reference to Exhibit 10.29 of NRG Yield, Inc.'s Annual Report on Form 10-K filed on February 28, 2017.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
* Indicates exhibits that constitute compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG YIELD LLC (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: May 2, 2017	Chief Accounting Officer (Principal Accounting Officer)