Form 10-Q
period 2017-06-30
NRG YIELD LLC
filed 2017-08-03
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Note: The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such requirements.) Yes ☐      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒
As of July 31, 2017, there were 34,586,250 Class A units outstanding, 42,738,750 Class B units outstanding, 63,729,360 Class C units outstanding, and 42,738,750 Class D units outstanding. There is no public market for the registrant's outstanding units.
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

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Yield LLC, together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and the following:

•	The Company's ability to maintain and grow its quarterly distributions;

•	Potential risks to the Company as a result of NRG's Transformation Plan;

•	The Company's ability to successfully identify, evaluate and consummate acquisitions from third parties;

•	The Company's ability to acquire assets from NRG;

•	The Company's ability to raise additional capital due to its indebtedness, corporate structure, market conditions or otherwise;

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2016 Form 10-K	NRG Yield LLC's Annual Report on Form 10-K for the year ended December 31, 2016
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by NRG Yield Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by NRG Yield Operating LLC
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
ATM Program	At-The-Market Equity Offering Program
August 2017 Drop Down Assets	The remaining 25% interest in NRG Wind TE Holdco, an 814 net MW portfolio of twelve wind projects, acquired from NRG on August 1, 2017
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
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

Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC
May 9, 2017 Form 8-K	NRG Yield LLC Current Report on Form 8-K filed with the SEC on May 9, 2017 in connection with Yield Operating LLC's acquisition of the March 2017 Drop Down Assets
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG Yield, Inc. net of collateral
November 2015 Drop Down Assets	75% of the Class B interests of NRG Wind TE Holdco, which owns a portfolio of 12 wind facilities totaling 814 net MW, which was acquired by Yield Operating LLC from NRG on November 3, 2015
NRG	NRG Energy, Inc.
NRG Power Marketing	NRG Power Marketing LLC
NRG Transformation Plan	A three-year, three part improvement plan announced by NRG on July 12, 2017, which includes exploring strategic alternatives for NRG's renewables platform and its interest in Yield, Inc.
NRG Wind TE Holdco	NRG Wind TE Holdco LLC
OCI/OCL	Other comprehensive income/loss
O&M	Operation and Maintenance
Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
ROFO Agreement	Second Amended and Restated Right of First Offer Agreement between Yield, Inc. and NRG
ROFO Assets	Specified assets subject to sale, as described in the ROFO Agreement
RPV Holdco	NRG RPV Holdco 1 LLC
RTO	Regional Transmission Originator
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2024 Senior Notes and the 2026 Senior Notes
Taloga	Taloga Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Taloga project
Tapestry	Collection of the Pinnacle, Buffalo Bear and Taloga projects
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

6

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NRG YIELD LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016 (a)	2017	2016 (a)
Operating Revenues
Total operating revenues	$284	$283	$502	$517
Operating Costs and Expenses
Cost of operations	77	77	161	162
Depreciation and amortization	78	75	153	149
General and administrative	6	3	10	5
Acquisition-related transaction and integration costs	1	—	2	—
Total operating costs and expenses	162	155	326	316
Operating Income	122	128	176	201
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	16	14	35	18
Other income, net	1	2	2	2
Interest expense	(82)	(65)	(155)	(136)
Total other expense, net	(65)	(49)	(118)	(116)
Net Income	57	79	58	85
Less: Net loss attributable to noncontrolling interests	(19)	(15)	(28)	(26)
Net Income Attributable to NRG Yield LLC	$76	$94	$86	$111

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016 (a)	2017	2016 (a)
Net Income	$57	$79	$58	$85
Other Comprehensive Loss
Unrealized loss on derivatives	(7)	(19)	—	(69)
Other comprehensive loss	(7)	(19)	—	(69)
Comprehensive Income	50	60	58	16
Less: Comprehensive loss attributable to noncontrolling interests	(19)	(23)	(28)	(35)
Comprehensive Income Attributable to NRG Yield LLC	$69	$83	$86	$51

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$179	$321
Restricted cash	114	165
Accounts receivable — trade	119	92
Accounts receivable — affiliate	2	1
Inventory	41	39
Derivative instruments	1	2
Notes receivable	14	16
Prepayments and other current assets	21	20
Total current assets	491	656
Property, plant and equipment, net	5,322	5,460
Other Assets
Equity investments in affiliates	1,161	1,152
Notes receivable	7	14
Intangible assets, net	1,251	1,286
Derivative instruments	—	1
Other non-current assets	74	51
Total other assets	2,493	2,504
Total Assets	$8,306	$8,620
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current portion of long-term debt — external	$298	$291
Accounts payable — trade	23	23
Accounts payable — affiliate	31	40
Derivative instruments	26	32
Accrued expenses and other current liabilities	59	85
Total current liabilities	437	471
Other Liabilities
Long-term debt — external	4,993	5,098
Long-term debt — affiliate	618	618
Accounts payable — affiliate	9	9
Derivative instruments	54	44
Other non-current liabilities	79	76
Total non-current liabilities	5,753	5,845
Total Liabilities	6,190	6,316
Commitments and Contingencies
Members' Equity
Contributed capital	1,807	1,995
Retained earnings	101	79
Accumulated other comprehensive loss	(83)	(83)
Noncontrolling interest	291	313
Total Members' Equity	2,116	2,304
Total Liabilities and Members’ Equity	$8,306	$8,620

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2017	2016(a)
	(In millions)
Cash Flows from Operating Activities
Net income	$58	$85
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(35)	(18)
Distributions from unconsolidated affiliates	29	25
Depreciation and amortization	153	149
Amortization of financing costs	5	4
Amortization of intangibles and out-of-market contracts	34	40
Changes in derivative instruments	4	(1)
Loss on disposal of asset components	4	3
Changes in prepaid and accrued liabilities for tolling agreements	(64)	(65)
Changes in other working capital	(16)	(3)
Net Cash Provided by Operating Activities	172	219
Cash Flows from Investing Activities
Acquisition of Drop Down Assets	(131)	—
Capital expenditures	(13)	(11)
Cash receipts from notes receivable	9	9
Return of investment from unconsolidated affiliates	25	18
Investments in unconsolidated affiliates	(33)	(59)
Other	—	2
Net Cash Used in Investing Activities	(143)	(41)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	15	8
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	(42)	(15)
Proceeds from the issuance of Class C units	14	—
Payments of distributions	(104)	(89)
Payments of debt issuance costs	(4)	—
Proceeds from the revolving credit facility	—	60
Payments for the revolving credit facility	—	(48)
Proceeds from the issuance of long-term debt — external	41	—
Payments for long-term debt	(142)	(122)
Net Cash Used in Financing Activities	(222)	(206)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(193)	(28)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	486	241
Cash, Cash Equivalents and Restricted Cash at End of Period	$293	$213

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
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 4,879 net MW as of June 30, 2017. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 16 years as of June 30, 2017 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
The following table represents the structure of the Company as of June 30, 2017:

On July 12, 2017, NRG announced that it had adopted and initiated a three-year, three-part improvement plan, or the NRG Transformation Plan. As part of the NRG Transformation Plan, NRG announced that it is exploring strategic alternatives for its renewables platform and its interest in Yield, Inc. NRG, through its holdings of Class B common stock and Class D common stock, has a 55.1% voting interest in Yield, Inc. and receives distributions from the Company through its ownership of Class B units and Class D units. NRG stated that the strategic alternatives span a variety of ownership structures and partnership types, including the potential partial or full monetization of NRG's renewables platform and NRG's interest in Yield, Inc. NRG is Yield, Inc.'s controlling stockholder and the Company has been highly dependent on NRG for, among other things, growth opportunities and management and administration services. See Part I, Item 1A, Risk Factors in the Company's 2016 Form 10-K as well as Part II, Item 1A, Risk Factors in this report, for risks related to the NRG Transformation Plan and the Company's relationship with NRG.
As of June 30, 2017, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Agua Caliente	16%	46	Pacific Gas and Electric	2039
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
CVSR	100%	250	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2035
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2040
Kansas South	100%	20	Pacific Gas and Electric	2033
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
Utah Solar Portfolio (e)	50%	265	PacifiCorp	2036
		921
Distributed Solar
Apple I LLC Projects	100%	9	Various	2032
AZ DG Solar Projects	100%	5	Various	2025 - 2033
		14
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds (b) (f)	74.3%	16	Corn Belt Power Cooperative	2027
Elbow Creek (b) (f)	75%	92	NRG Power Marketing LLC	2022
Elkhorn Ridge (b) (f)	50.3%	41	Nebraska Public Power District	2029
Forward (b) (f)	75%	22	Constellation NewEnergy, Inc.	2017
Goat Wind (b) (f)	74.9%	113	Dow Pipeline Company	2025
Hardin (b) (f)	74.3%	11	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout (b) (f)	75%	29	Southern Maryland Electric Cooperative	2030

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Odin (b) (f)	74.9%	15	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa (b) (f)	56.3%	68	Southwestern Public Service Company	2025
Sleeping Bear (b) (f)	75%	71	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork (b) (f)	75%	14	PacifiCorp	2028
Spring Canyon II (b)	90.1%	29	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	25	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b) (f)	74.9%	121	Southwestern Public Service Company	2027
		1,999
Thermal
NRG Dover Energy Center LLC	100%	103	NRG Power Marketing LLC	2018
Thermal generation	100%	20	Various	Various
		123
Total net generation capacity(c)		5,002

Thermal equivalent MWt (d)	100%	1,319	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of June 30, 2017.
(b) Projects are part of tax equity arrangements.
(c) The Company's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. The Company's generation capacity including this noncontrolling interest was 5,008 MWs.
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
(f) Projects are part of NRG Wind TE Holdco portfolio.
In addition to the facilities owned or leased in the table above, the Company entered into partnerships to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 190 MW based on cash to be distributed as of June 30, 2017. For further discussions, refer to Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the consolidated financial statements for the year ended December 31, 2016 included in the Company's May 9, 2017 Form 8-K.
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
As further described in Note 3, Business Acquisitions, on March 27, 2017, the Company acquired the following interests from NRG, referred to as the March 2017 Drop Down Assets: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest in the Agua Caliente solar farm, one of the ROFO assets and (ii) NRG's interests in seven utility-scale solar farms located in Utah that were part of NRG's November 2, 2016 acquisition of projects from SunEdison, or the Utah Solar Portfolio. The Company paid total cash consideration of $130 million, plus a $1 million working capital adjustment, and assumed non-recourse debt of $328 million, which is consolidated, as well as its pro-rata share of non-recourse project-level debt of $135 million. The acquisition was funded with cash on hand. The acquisition of the March 2017 Drop Down Assets was accounted for as a transfer of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination had been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period). Accordingly, in connection with the retrospective adjustment of prior periods, the Company adjusted its financial statements to reflect its results of operations, financial position and cash flows as if it recorded its interests in the Agua Caliente Borrower 2 LLC on January 1, 2016, and its interests in the Utah Solar Portfolio on November 2, 2016.

In addition, as described in Note 3, Business Acquisitions, the Company's results of operations for the six months ended June 30, 2016 were recast for the Company's acquisition of the CVSR Drop Down Asset on September 1, 2016.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements for the year ended December 31, 2016 included in the Company's May 9, 2017 Form 8-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2017, and the results of operations, comprehensive income (loss) and cash flows for the three and six months ended June 30, 2017 and 2016.
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
Accumulated Depreciation, Accumulated Amortization
The following table presents the accumulated depreciation included in the property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$1,102	$951
Intangible Assets Accumulated Amortization	198	163
Noncontrolling Interests
The following table reflects the changes in the Company's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2016	313
Capital contributions from tax equity investors, net of distributions	13
Comprehensive loss	(28)
Distributions to NRG for its 25% interest in TE Holdco	(7)
Balance as of June 30, 2017	$291
Distributions
The following table lists the distributions paid on NRG Yield LLC's Class A, B, C and D units during the six months ended June 30, 2017:

	Second Quarter 2017	First Quarter 2017
Distributions per Class A, B, C and D unit	$0.27	$0.26
On July 25, 2017, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.28 per unit payable on September 15, 2017 to unit holders of record as of September 1, 2017.

Changes in Capital Structure
During the first six months of 2017, Yield, Inc. issued 934,139 shares of Class C common stock under the ATM Program for gross proceeds of $16 million, with commission fees of $163 thousand. Yield, Inc. used the net proceeds to acquire 934,139 Class C units from the Company. At June 30, 2017, approximately $134 million remains available for issuance under the ATM Program.
Reclassifications
Certain prior-year amounts have been reclassified for comparative purposes.
Recent Accounting Developments
ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, or ASU No. 2016-18. The amendments of ASU No. 2016-18 require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of ASU No. 2016-18 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of ASU No. 2016-18 will be applied retrospectively. The Company early adopted ASU No. 2016-18 during the second quarter of 2017. Net cash flows used in investing activities for the six months ended June 30, 2016 increased by $7 million. The sum of Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheet as of December 31, 2016 equals the beginning balances of cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows for the six months ended June 30, 2017. The sum of Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheet as of June 30, 2017 equals to the ending balances of cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows for the six months ended June 30, 2017.
ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or Topic 842, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting by expanding the related disclosures. The guidance in Topic 842 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, Topic 842 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The Company expects to adopt the standard effective January 1, 2019 utilizing the required modified retrospective approach for the earliest period presented. The Company expects to elect certain of the practical expedients permitted, including the expedient that permits the Company to retain its existing lease assessment and classification. The Company is currently working through an adoption plan and evaluating the anticipated impact on the Company's results of operations, cash flows and financial position. While the Company is currently evaluating the impact the new guidance will have on its financial position and results of operations, the Company expects to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Company’s review of its existing lease contracts and service contracts which may contain embedded leases. While this review is still in process, the Company believes the adoption of Topic 842 may be material to its financial statements.
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

Note 3 — Business Acquisitions
2017 Acquisitions
August 2017 Drop Down Assets — On August 1, 2017, the Company acquired the remaining 25% interest in NRG Wind TE Holdco, a portfolio of 12 wind projects, from NRG for total cash consideration of $41.5 million, excluding working capital adjustments. The transaction also includes potential additional payments to NRG dependent upon actual energy prices for merchant periods beginning in 2027.
March 2017 Drop Down Assets — On March 27, 2017, the Company acquired the following interests from NRG: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the ROFO Assets, representing ownership of approximately 46 net MW of capacity and (ii) NRG's interests in the Utah Solar Portfolio. Agua Caliente is located in Yuma County, AZ and sells power subject to a 25-year PPA with Pacific Gas and Electric, with 22 years remaining on that contract. The seven utility-scale solar farms in the Utah Solar Portfolio are owned by the following entities: Four Brothers Capital, LLC, Iron Springs Capital, LLC, and Granite Mountain Capital, LLC. These utility-scale solar farms achieved commercial operations in 2016, sell power subject to 20-year PPAs with PacifiCorp, a subsidiary of Berkshire Hathaway and are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, through which the Company is entitled to receive 50% of cash to be distributed, as further described below. The Company paid cash consideration of $130 million, plus $1 million of working capital. The acquisition of the March 2017 Drop Down Assets was funded with cash on hand. The Company recorded the acquired interests as equity method investments. The Company also assumed non-recourse debt of $41 million and $287 million on Agua Caliente Borrower 2 LLC and the Utah Solar Portfolio, respectively, as further described in Note 7, Long-term Debt, as well as its pro-rata share of non-recourse project-level debt of Agua Caliente Solar LLC, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combination - Related Issues. The difference between the cash paid and the historical value of the entities' equity of $8 million was recorded as an adjustment to contributed capital. Since the transaction constituted a transfer of entities under common control, the accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period).
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
2016 Acquisitions
CVSR Drop Down — Prior to September 1, 2016, the Company had a 48.95% interest in CVSR, which was accounted for as an equity method investment. On September 1, 2016, the Company acquired from NRG the remaining 51.05% interest of CVSR Holdco LLC, which indirectly owns the CVSR solar facility, for total cash consideration of $78.5 million plus an immaterial working capital adjustment. The Company also assumed additional debt of $496 million, which represents 51.05% of the CVSR project level debt and 51.05% of the notes issued under the CVSR Holdco Financing Agreement, as of the closing date, as further described in Note 10, Long-term Debt, to the consolidated financial statements for the year ended December 31, 2016 included in the Company's May 9, 2017 Form 8-K. The acquisition was funded with cash on hand.

The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the CVSR Drop Down of $112 million, as well as $6 million of AOCL, was recorded as a distribution to NRG with the offset to contributed capital. Because the transaction constituted a transfer of net assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. In connection with the retrospective adjustment of prior periods, the Company now consolidates CVSR and 100% of its debt, consisting of $771 million of project level debt and $200 million of notes issued under the CVSR Holdco Financing Agreement as of September 1, 2016. In connection with the retrospective adjustment of prior periods, the Company has removed the equity method investment from all prior periods and adjusted its financial statements to reflect its results of operations, financial position and cash flows as if it had consolidated CVSR from the beginning of the financial statement period.
The following tables present the Company's historical information summary combining the financial information for the CVSR and March 2017 Drop Down Assets transferred in connection with the acquisition:

	Three months ended June 30, 2016				Six months ended June 30, 2016
	As Previously Reported	March 2017 Drop Down Assets	CVSR Drop Down	As Currently Reported	As Previously Reported	March 2017 Drop Down Assets	CVSR Drop Down	As Currently Reported
(In millions)
Total operating revenues	$258	$—	$25	$283	$478	$—	$39	$517
Operating income	113	—	15	128	182	—	19	201
Net income	74	1	4	79	79	2	4	85
Note 4 — Investments Accounted for by the Equity Method and Variable Interest Entities
Entities that are Consolidated
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidations, or ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind facilities, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements for the year ended December 31, 2016 included in the Company's May 9, 2017 Form 8-K.
Summarized financial information for the Company's consolidated VIEs consisted of the following as of June 30, 2017:

(In millions)	NRG Wind TE Holdco	Alta Wind TE Holdco	Spring Canyon
Other current and non-current assets	$184	$22	$3
Property, plant and equipment	428	449	98
Intangible assets	2	268	—
Total assets	614	739	101
Current and non-current liabilities	203	8	6
Total liabilities	203	8	6
Noncontrolling interest	125	102	64
Net assets less noncontrolling interests	$286	$629	$31

Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, but for which it is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements for the year ended December 31, 2016 included in the Company's May 9, 2017 Form 8-K.
The Company's maximum exposure to loss as of June 30, 2017 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

(In millions)	Maximum exposure to loss
Four Brothers Solar, LLC	$226
Granite Mountain Holdings, LLC	82
Iron Springs Holdings, LLC	57
GenConn Energy LLC	104
NRG DGPV Holdco 1 LLC	73
NRG RPV Holdco 1 LLC	67
NRG DGPV Holdco 2 LLC	44
Utah Solar Portfolio — As described in Note 3, Business Acquisitions, on March 27, 2017, as part of the March 2017 Drop Down Assets acquisition, the Company acquired from NRG 100% of the Class A equity interests in the Utah Solar Portfolio, comprised of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC. The Class B interests of the Utah Solar Portfolio are owned by a tax equity investor, or TE Investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs when the TE Investor obtains a specified return on its initial investment, at which time the allocations to the TE Investor change to 50%. The Company generally receives 50% of distributable cash throughout the term of the tax-equity arrangements. The three entities comprising the Utah Solar Portfolio are VIEs. As the Company is not the primary beneficiary, the Company uses the equity method of accounting to account for its interests in the Utah Solar Portfolio. The Company utilizes the HLBV method to determine its share of the income or losses in the investees.

The following tables present summarized financial information for the Company's significant equity method investments:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Income Statement Data:
Utah Solar Portfolio
Operating revenues	$24	$—	$37	$—
Operating income	10	—	8	—
Net income	10	—	8	—
			June 30, 2017	December 31, 2016
Balance Sheet Data:			(In millions)
Utah Solar Portfolio
Current assets			$29	$20
Non-current assets			1,101	1,105
Current liabilities			9	14
Non-current liabilities			26	38
NRG DGPV Holdco 2 LLC — On February 29, 2016, the Company and NRG entered into an additional partnership by forming NRG DGPV Holdco 2 LLC, or DGPV Holdco 2, to purchase solar power generation projects as well as other ancillary related assets from NRG Renew LLC or its subsidiaries. The Company contributed $26 million into the partnership during the six months ended June 30, 2017, of which $9 million remained due to NRG in accounts payable — affiliate as of June 30, 2017.
Non-recourse project-level debt of unconsolidated affiliates
Agua Caliente Financing — As described above, the Company acquired a 16% interest in the Agua Caliente solar facility through its acquisition of Agua Caliente Borrower 2 LLC. As of June 30, 2017, Agua Caliente Solar LLC, the direct owner of the

Agua Caliente solar facility, had $843 million outstanding under the Agua Caliente financing agreement with the Federal Financing Bank, or FFB, borrowed to finance the costs of constructing the facility.  The Company's pro-rata share of the Agua Caliente financing arrangement was $135 million as of June 30, 2017. Amounts borrowed under the Agua Caliente financing agreement accrue interest at a fixed rate based on U.S. Treasury rates plus a spread of 0.375%, mature in 2037 and are secured by the assets of Agua Caliente Solar LLC. The loans provided by the FFB are guaranteed by the U.S. DOE.
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
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Assets:
Notes receivable, including current portion	$21	$21	$30	$30
Liabilities:
Long-term debt — affiliate	618	625	618	608
Long-term debt — external, including current portion	$5,350	$5,377	$5,451	$5,435
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017		As of December 31, 2016
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$877	$5,125	$833	$5,210

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2017	As of December 31, 2016
	Fair Value (a)	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 1	Level 2
Derivative assets:
Commodity contracts	$1	$1	$1
Interest rate contracts	—	—	1
Total assets	1	1	2
Derivative liabilities:
Commodity contracts	2	—	1
Interest rate contracts	78	—	75
Total liabilities	$80	$—	$76

(a) There were no derivative assets or liabilities classified as Level 1 as of June 30, 2017. There were no derivative assets or liabilities classified as Level 3 as of June 30, 2017 and December 31, 2016.
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
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of June 30, 2017, the credit reserve resulted in a $1 million increase in fair value in interest expense. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for the year ended December 31, 2016 included in the Company's May 9, 2017 Form 8-K, the following is a discussion of the concentration of credit risk for the Company's financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) daily monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.

Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2017, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.9 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.
Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements for the year ended December 31, 2016 included in the Company's May 9, 2017 Form 8-K.
Energy-Related Commodities
As of June 30, 2017, the Company had energy-related derivative instruments extending through 2020. At June 30, 2017, these contracts were not designated as cash flow or fair value hedges.
Interest Rate Swaps
As of June 30, 2017, the Company had interest rate derivative instruments on non-recourse debt extending through 2036, most of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy of the Company's open derivative transactions broken out by commodity:

		Total Volume
		June 30, 2017	December 31, 2016
Commodity	Units	(In millions)
Natural Gas	MMBtu	2	3
Interest	Dollars	$2,045	$2,070
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$8	$26
Interest rate contracts long-term	—	1	16	39
Total Derivatives Designated as Cash Flow Hedges	—	1	24	65
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	17	5
Interest rate contracts long-term	—	—	37	5
Commodity contracts current	1	2	1	1
Commodity contracts long-term	—	—	1	—
Total Derivatives Not Designated as Cash Flow Hedges	1	2	56	11
Total Derivatives	$1	$3	$80	$76

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of June 30, 2017 and December 31, 2016, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by the counterparty master agreement level as of June 30, 2017 and December 31, 2016:

As of June 30, 2017	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$1	$(1)	$—
Derivative liabilities	(2)	1	(1)
Total commodity contracts	(1)	—	(1)
Interest rate contracts:
Derivative liabilities	(78)	—	(78)
Total interest rate contracts	(78)	—	(78)
Total derivative instruments	$(79)	$—	$(79)

As of December 31, 2016	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$2	$—	$2
Derivative liabilities	(1)	—	(1)
Total commodity contracts	1	—	1
Interest rate contracts:
Derivative assets	1	(1)	—
Derivative liabilities	(75)	1	(74)
Total interest rate contracts	(74)	—	(74)
Total derivative instruments	$(73)	$—	$(73)
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Accumulated OCL beginning balance	$(79)	$(149)	$(86)	$(99)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	3	3	8	7
Mark-to-market of cash flow hedge accounting contracts	(10)	(22)	(8)	(76)
Accumulated OCL ending balance	(86)	(168)	(86)	(168)
Accumulated OCL attributable to noncontrolling interests	(3)	(12)	(3)	(12)
Accumulated OCL attributable to NRG Yield LLC	$(83)	$(156)	$(83)	$(156)
Losses expected to be realized from OCL during the next 12 months	$18		$18
Amounts reclassified from accumulated OCL into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense. There was no ineffectiveness for the six months ended June 30, 2017 and 2016.

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
The Company's regression analysis for Marsh Landing, Walnut Creek and Avra Valley interest rate swaps, while positively correlated, no longer contain matching terms for cash flow hedge accounting. As a result, the Company voluntarily de-designated the Marsh Landing, Walnut Creek and Avra Valley cash flow hedges as of April 28, 2017, and will prospectively mark these derivatives to market through the income statement.
Impact of Derivative Instruments on the Statements of Income
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the three months ended June 30, 2017 and 2016, the impact to the consolidated statements of income was a loss of $11 million and $2 million, respectively. For the six months ended June 30, 2017 and 2016, the impact to the consolidated statements of income was a loss of $9 million in each period.
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

Note 7 — Long-term Debt
This footnote should be read in conjunction with the complete description under Note 10, Long-term Debt, to the consolidated financial statements for the year ended December 31, 2016 included in the Company's May 9, 2017 Form 8-K. Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016	June 30, 2017, interest rate % (a)	Letters of Credit Outstanding at June 30, 2017
	(In millions, except rates)
Long-term debt - affiliate, due 2019	$337	$337	3.580
Long-term debt - affiliate, due 2020	281	281	3.325
2024 Senior Notes	500	500	5.375
2026 Senior Notes	350	350	5.000
Project-level debt:
Agua Caliente Borrower 2, due 2038	41	—	5.430	17
Alpine, due 2022	142	145	L+1.750	37
Alta Wind I, lease financing arrangement, due 2034	234	242	7.015	16
Alta Wind II, lease financing arrangement, due 2034	186	191	5.696	23
Alta Wind III, lease financing arrangement, due 2034	193	198	6.067	23
Alta Wind IV, lease financing arrangement, due 2034	125	128	5.938	16
Alta Wind V, lease financing arrangement, due 2035	201	206	6.071	26
Alta Realty Investments, due 2031	31	31	7.000	—
Alta Wind Asset Management, due 2031	18	18	L+2.500	—
Avra Valley, due 2031	55	57	L+1.750	3
Blythe, due 2028	19	19	L+1.625	2
Borrego, due 2025 and 2038	68	69	L+ 2.750/5.650	5
CVSR, due 2037	757	771	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	193	199	4.680	13
El Segundo Energy Center, due 2023	414	443	L+1.625 - L+2.250	82
Energy Center Minneapolis, due 2017 and 2025	85	96	5.950 -7.250	—
Energy Center Minneapolis Series D Notes, due 2031	125	125	3.550	—
Kansas South, due 2031	29	30	L+2.000	4
Laredo Ridge, due 2028	97	100	L+1.875	10
Marsh Landing, due 2017 and 2023	358	370	L+1.750 - L+1.875	49
Apple I LLC projects and related subsidiaries financing agreement, due 2030	27	27	6.000	—
Roadrunner, due 2031	36	37	L+1.625	5
South Trent Wind, due 2020	55	57	L+1.625	10
TA High Desert, due 2020 and 2032	48	49	L+2.500/5.150	—
Tapestry, due 2021	166	172	L+1.625	20
Utah Solar Portfolio, due 2022	284	287	L+2.625	11
Viento, due 2023	169	178	L+2.750	27
Walnut Creek, due 2023	299	310	L+1.625	60
WCEP Holdings, due 2023	45	46	L+3.000	—
Subtotal project-level debt:	4,500	4,601
Total debt	5,968	6,069
Less current maturities	(298)	(291)
Less net debt issuance costs	(59)	(62)
Total long-term debt	$5,611	$5,716

(a) As of June 30, 2017, L+ equals 3 month LIBOR plus x%, except for the Utah Solar Portfolio and NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, where L+ equals 1 month LIBOR plus x% and Kansas South, where L+ equals 6 month LIBOR plus x%.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of June 30, 2017, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the six months ended June 30, 2017.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
As of June 30, 2017, there were no outstanding borrowings under the revolving credit facility and the Company had $68 million of letters of credit outstanding.
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
Financing related to the 2017 March Drop Down Assets
Agua Caliente Borrower 2, due 2038
On February 17, 2017, Agua Caliente Borrower 1 LLC, an indirect subsidiary of NRG, and Agua Caliente Borrower 2 LLC, issued $130 million of senior secured notes under the Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC financing agreement, or Agua Caliente Holdco Financing Agreement, that bear interest at 5.43% and mature on December 31, 2038. As described in Note 3, Business Acquisitions, on March 27, 2017, the Company acquired Agua Caliente Borrower 2 LLC from NRG and assumed NRG's portion of senior secured notes under the Agua Caliente Holdco Financing Agreement. Agua Caliente Borrower 2 LLC holds $41 million of the Agua Caliente Holdco debt as of June 30, 2017. The debt is joint and several with respect to Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC and is secured by the equity interests of each borrower in the Agua Caliente solar facility.
Utah Solar Portfolio, due 2022
As part of the March 2017 Drop Down Assets acquisition, the Company assumed non-recourse debt of $287 million relating to the Utah Solar Portfolio at an interest rate of LIBOR plus 2.625%. The debt matures on December 16, 2022. The $287 million consisted of $222 million outstanding at the time of NRG's acquisition of the Utah Solar Portfolio on November 2, 2016, and additional borrowings of $65 million, net of debt issuance costs, incurred during 2016. The Company holds $284 million of the Utah Solar Portfolio debt as of June 30, 2017.

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

	Three months ended June 30, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$83	$161	$40	$—	$284
Cost of operations	15	35	27	—	77
Depreciation and amortization	26	47	5	—	78
General and administrative	—	—	—	6	6
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	42	79	8	(7)	122
Equity in earnings of unconsolidated affiliates	3	13	—	—	16
Other income, net	—	—	—	1	1
Interest expense	(14)	(49)	(2)	(17)	(82)
Net Income (Loss)	$31	$43	$6	$(23)	$57
Total Assets	$1,948	$5,855	$417	$86	$8,306

	Three months ended June 30, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$85	$159	$39	$—	$283
Cost of operations	16	34	27	—	77
Depreciation and amortization	20	50	5	—	75
General and administrative	—	—	—	3	3
Operating income (loss)	49	75	7	(3)	128
Equity in earnings of unconsolidated affiliates	4	10	—	—	14
Other income, net	—	2	—	—	2
Interest expense	(12)	(36)	(1)	(16)	(65)
Net Income (Loss)	$41	$51	$6	$(19)	$79

	Six months ended June 30, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$158	$260	$84	$—	$502
Cost of operations	37	67	57	—	161
Depreciation and amortization	50	93	10	—	153
General and administrative	—	—	—	10	10
Acquisition-related transaction and integration costs	—	—	—	2	2
Operating income (loss)	71	100	17	(12)	176
Equity in earnings of unconsolidated affiliates	6	29	—	—	35
Other income, net	—	1	—	1	2
Interest expense	(26)	(89)	(5)	(35)	(155)
Net Income (Loss)	$51	$41	$12	$(46)	$58
Total Assets	$1,948	$5,855	$417	$86	$8,306

	Six months ended June 30, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$164	$270	$83	$—	$517
Cost of operations	39	67	56	—	162
Depreciation and amortization	40	99	10	—	149
General and administrative	—	—	—	5	5
Operating income (loss)	85	104	17	(5)	201
Equity in earnings of unconsolidated affiliates	7	11	—	—	18
Other income, net	—	2	—	—	2
Interest expense	(23)	(78)	(3)	(32)	(136)
Net Income (Loss)	$69	$39	$14	$(37)	$85
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
Power Purchase Agreements (PPAs) between the Company and NRG Power Marketing
Elbow Creek and Dover are parties to PPAs with NRG Power Marketing and generate revenue under the PPAs, which are recorded to operating revenue in the Company's consolidated statements of operations. For the three months and six months ended June 30, 2017, Elbow Creek and Dover, collectively, generated revenue of $3 million and $7 million, respectively. For the three months and six months ended June 30, 2016, Elbow Creek and Dover, collectively, generated revenue of $3 million and $6 million, respectively.

Energy Marketing Services Agreement by and between Thermal entities and NRG Power Marketing
NRG Energy Center Dover LLC, NRG Energy Center Minneapolis, NRG Energy Center Phoenix LLC, and NRG Energy Center Paxton LLC, or Thermal entities, are parties to Energy Marketing Services Agreements with NRG Power Marketing, a wholly-owned subsidiary of NRG. Under the agreements, NRG Power Marketing procures fuel and fuel transportation for the operation of Thermal entities. For the three months and six months ended June 30, 2017, Thermal entities purchased $2 million and $6 million, respectively, of natural gas from NRG Power Marketing. For the three months and six months ended June 30, 2016, Thermal entities purchased $1 million and $5 million, respectively, of natural gas from NRG Power Marketing.
Operation and Maintenance (O&M) Services Agreements by and between Company's subsidiaries and NRG
Certain of the Company's subsidiaries are party to O&M Services Agreements with NRG, pursuant to which NRG subsidiaries provide necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. The following table summarizes material O&M costs recorded in the cost of operations line in the Company's consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Thermal entities	$7	$8	$15	$15
Conventional entities	2	2	4	4
Total	$9	$10	$19	$19
There were balances of $20 million and $22 million due from the entities above to NRG in accounts payable — affiliate as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, $9 million was recorded in long term liabilities of the consolidated balance sheet.

O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. For the three months and six months ended June 30, 2017 and June 30, 2016, the aggregate fees incurred under the agreements were $2 million and $3 million for each period in each year, respectively.
Administrative Services Agreement by and between Marsh Landing and NRG West Coast LLC
On December 19, 2016, Marsh Landing entered into an administrative services agreement with NRG West Coast LLC, a wholly owned subsidiary of NRG. The administrative services agreement was previously between Marsh Landing and GenOn Energy Services, LLC, a wholly-owned subsidiary of NRG and was subsequently assigned to and assumed by NRG West Coast LLC. The Company reimbursed costs under this agreement of $3 million and $6 million for the three and six months ended June 30, 2017, respectively. The Company reimbursed costs under the agreement of $3 million and $5 million for the three and six months ended June 30, 2016, respectively.
Administrative Services Agreements by and between the Company and NRG Renew Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to administrative services agreements with NRG Renew Operation and Maintenance LLC, or RENOM, a wholly-owned subsidiary of NRG, which provides O&M services on behalf of these entities. The Company incurred total expenses for these services in the amount of $7 million and $10 million for the three and six months ended June 30, 2017, respectively. The Company incurred total expenses for these services of $3 million and $5 million for the three and six months ended June 30, 2016, respectively. There was a balance of $3 million and $5 million due to RENOM as of June 30, 2017 and December 31, 2016, respectively.
Management Services Agreement by and between the Company and NRG
NRG provides the Company with various operation, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of June 30, 2017, the base management fee was approximately $8 million per year, subject to an inflation-based adjustment annually at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. Costs incurred under this agreement were $4 million and $6 million for the three and six months ended June 30, 2017, respectively. Costs incurred under this agreement for the three and six months ended June 30, 2016 were $3 million and $5 million, respectively. The costs incurred under the Management Service Agreement included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee.

Note 10 — Condensed Consolidating Financial Information
As of June 30, 2017, Yield Operating LLC had outstanding $500 million of the 2024 Senior Notes and $350 million of the 2026 Senior Notes, collectively Senior Notes, as described in Note 10, Long-term Debt to the consolidated financial statements for the year ended December 31, 2016 included in the Company's May 9, 2017 Form 8-K. These Senior Notes are guaranteed by NRG Yield LLC, as well as certain of the Company's subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include the rest of the Company's subsidiaries, including those that are subject to project financing.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of June 30, 2017:

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

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Three Months Ended June 30, 2017
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$5	$279	$1	$(1)	$284
Operating Costs and Expenses
Cost of operations	—	3	74	1	(1)	77
Depreciation and amortization	—	1	77	—	—	78
General and administrative	—	—	—	6	—	6
Acquisition-related transaction and integration costs	—	—	—	1	—	1
Total operating costs and expenses	—	4	151	8	(1)	162
Operating Income (Loss)	—	1	128	(7)	—	122
Other Income (Expense)
Equity in earnings of consolidated affiliates	75	21	—	71	(167)	—
Equity in earnings of unconsolidated affiliates	—	—	6	10	—	16
Other income, net	1	—	—	—	—	1
Interest expense	—	—	(64)	(18)	—	(82)
Total other income (expense), net	76	21	(58)	63	(167)	(65)
Net Income	76	22	70	56	(167)	57
Less: Net loss attributable to noncontrolling interests	—	—	(1)	(19)	1	(19)
Net Income Attributable to NRG Yield LLC	$76	$22	$71	$75	$(168)	$76

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Six Months ended June 30, 2017
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$10	$492	$1	$(1)	$502
Operating Costs and Expenses
Cost of operations	—	7	154	1	(1)	161
Depreciation and amortization	—	2	151	—	—	153
General and administrative	—	—	—	10	—	10
Acquisition-related transaction and integration costs	—	—	—	2	—	2
Total operating costs and expenses	—	9	305	13	(1)	326
Operating Income (Loss)	—	1	187	(12)	—	176
Other Income (Expense)
Equity in earnings of consolidated affiliates	85	10	—	94	(189)	—
Equity in earnings of unconsolidated affiliates	—	2	22	11	—	35
Other income, net	1	—	1	—	—	2
Interest expense	—	—	(119)	(36)	—	(155)
Total other income (expense), net	86	12	(96)	69	(189)	(118)
Net Income	86	13	91	57	(189)	58
Less: Net loss attributable to noncontrolling interests	—	—	(2)	(28)	2	(28)
Net Income Attributable to NRG Yield LLC	$86	$13	$93	$85	$(191)	$86

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2017
(Unaudited)

	NRG Yield LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$76	$22	$70	$56	$(167)	$57
Other Comprehensive Income
Unrealized gain on derivatives	(7)	—	(6)	(7)	13	(7)
Other comprehensive income	(7)	—	(6)	(7)	13	(7)
Comprehensive Income	69	22	64	49	(154)	50
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1)	(19)	1	(19)
Comprehensive Income Attributable to NRG Yield LLC	$69	$22	$65	$68	$(155)	$69

(a) All significant intercompany transactions have been eliminated in consolidation.

For the Six Months ended June 30, 2017
(Unaudited)

	NRG Yield LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$86	$13	$91	$57	$(189)	$58
Other Comprehensive Income
Unrealized loss on derivatives	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—
Comprehensive Income	86	13	91	57	(189)	58
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(2)	(28)	2	(28)
Comprehensive Income Attributable to NRG Yield LLC	$86	$13	$93	$85	$(191)	$86

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2017
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$82	$—	$97	$—	$—	$179
Restricted cash	—	—	114	—	—	114
Accounts receivable — trade	—	3	116	—	—	119
Accounts receivable — affiliate	2	—	—	—	—	2
Inventory	—	1	40	—	—	41
Derivative instruments	—	—	1	—	—	1
Notes receivable	—	—	14	—	—	14
Prepayments and other current assets	—	—	21	—	—	21
Total current assets	84	4	403	—	—	491
Net property, plant and equipment	—	59	5,263	—	—	5,322
Other Assets
Investment in consolidated subsidiaries	1,741	503	—	3,155	(5,399)	—
Equity investments in affiliates	—	184	607	370	—	1,161
Notes receivable	—	—	7	—	—	7
Intangible assets, net	—	55	1,196	—	—	1,251
Derivative instruments	—	—	—	—	—	—
Other non-current assets	—	—	73	1	—	74
Total other assets	1,741	742	1,883	3,526	(5,399)	2,493
Total Assets	$1,825	$805	$7,549	$3,526	$(5,399)	$8,306

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2017
(Continued)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	$—	$—	$298	$—	$—	$298
Accounts payable	—	1	22	—	—	23
Accounts payable — affiliate	—	6	14	11	—	31
Derivative instruments	—	—	26	—	—	26
Accrued expenses and other current liabilities	—	1	33	25	—	59
Total current liabilities	—	8	393	36	—	437
Other Liabilities
Long-term debt — external	—	—	4,153	840	—	4,993
Long-term debt — affiliate	—	—	—	618	—	618
Accounts payable — affiliate	—	—	9	—	—	9
Derivative instruments	—	—	54	—	—	54
Other non-current liabilities	—	—	79	—	—	79
Total non-current liabilities	—	—	4,295	1,458	—	5,753
Total Liabilities	—	8	4,688	1,494	—	6,190
Commitments and Contingencies
Members' Equity
Contributed capital	1,807	853	2,824	1,980	(5,657)	1,807
Retained earnings (accumulated deficit)	101	(54)	63	(156)	147	101
Accumulated other comprehensive loss	(83)	(2)	(87)	(83)	172	(83)
Noncontrolling interest	—	—	61	291	(61)	291
Total Members' Equity	1,825	797	2,861	2,032	(5,399)	2,116
Total Liabilities and Members’ Equity	$1,825	$805	$7,549	$3,526	$(5,399)	$8,306

(a) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2017
(Unaudited)

	NRG Yield LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$—	$21	$152	$(1)	$172
Cash Flows from Investing Activities
Intercompany transactions between Yield LLC and subsidiaries	(40)	—	—	40	—
Acquisition of Drop Down Assets	—	—	—	(131)	(131)
Capital expenditures	—	—	(13)	—	(13)
Decrease in notes receivable	—	—	9	—	9
Return of investment from unconsolidated affiliates	—	5	6	14	25
Net investments in unconsolidated affiliates	—	(26)	(7)	—	(33)
Net Cash Used in Investing Activities	(40)	(21)	(5)	(77)	(143)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	(6)	—	—	6	—
Net contributions from noncontrolling interests	—	—	2	13	15
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	—	(42)	—	(42)
(Payments of) proceeds from distributions	(97)	—	(66)	59	(104)
Payment of debt issuance costs	—	—	(4)	—	(4)
Proceeds from Issuance of Class C units	14	—	—	—	14
Proceeds from the issuance of long-term debt — external	—	—	41	—	41
Payments for long-term debt	—	—	(142)	—	(142)
Net Cash (Used in) Provided by Financing Activities	(89)	—	(211)	78	(222)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(129)	—	(64)	—	(193)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	211	—	275	—	486
Cash, Cash Equivalents and Restricted Cash at End of Period	$82	$—	$211	$—	$293

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2016
(Unaudited)

	NRG Yield LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	NRG Yield Operating LLC (Note Issuer) (a)	Eliminations (b)	Consolidated (a)
	(In millions)
Operating Revenues
Total operating revenues	$—	$5	$278	$—	$—	$283
Operating Costs and Expenses
Cost of operations	—	4	73	—	—	77
Depreciation and amortization	—	1	74	—	—	75
General and administrative	—	—	—	3	—	3
Total operating costs and expenses	—	5	147	3	—	155
Operating Income (Loss)	—	—	131	(3)	—	128
Other Income (Expense)
Equity in earnings of consolidated affiliates	94	24	—	90	(208)	—
Equity in earnings of unconsolidated affiliates	—	6	1	7	—	14
Other income, net	—	—	2	—	—	2
Interest expense	—	—	(50)	(15)	—	(65)
Total other income (expense), net	94	30	(47)	82	(208)	(49)
Net Income	94	30	84	79	(208)	79
Less: Net loss attributable to noncontrolling interests	—	—	—	(15)	—	(15)
Net Income Attributable to NRG Yield LLC	$94	$30	$84	$94	$(208)	$94

(a) Retrospectively adjusted to reflect the effects of the March 2017 Drop Down Assets acquisition and the CVSR Drop Down, as further discussed in Note 1, Nature of Business.
(b) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Six Months Ended June 30, 2016
(Unaudited)

	NRG Yield LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	NRG Yield Operating LLC (Note Issuer) (a)	Eliminations (b)	Consolidated (a)
	(In millions)
Operating Revenues
Total operating revenues	$—	$10	$507	$—	$—	$517
Operating Costs and Expenses
Cost of operations	—	7	155	—	—	162
Depreciation and amortization	—	2	147	—	—	149
General and administrative	—	—	—	5	—	5
Total operating costs and expenses	—	9	302	5	—	316
Operating Income (Loss)	—	1	205	(5)	—	201
Other Income (Expense)
Equity in income of consolidated affiliates	111	17	—	111	(239)	—
Equity in earnings of unconsolidated affiliates	—	8	—	10	—	18
Other income, net	—	—	2	—	—	2
Interest expense	—	—	(105)	(31)	—	(136)
Total other income (expense), net	111	25	(103)	90	(239)	(116)
Net Income	111	26	102	85	(239)	85
Less: Net loss attributable to noncontrolling interests	—	—	—	(26)	—	(26)
Net Income Attributable to NRG Yield LLC	$111	$26	$102	$111	$(239)	$111

(a) Retrospectively adjusted to reflect the effects of the March 2017 Drop Down Assets acquisition and the CVSR Drop Down, as further discussed in Note 1, Nature of Business.
(b) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2016
(Unaudited)

	NRG Yield LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	NRG Yield Operating LLC (Note Issuer) (a)	Eliminations (b)	Consolidated (a)
	(In millions)
Net Income	$94	$30	$84	$79	$(208)	$79
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivatives	(11)	1	(18)	(19)	28	(19)
Other comprehensive (loss) gain	(11)	1	(18)	(19)	28	(19)
Comprehensive Income	83	31	66	60	(180)	60
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	(23)	—	(23)
Comprehensive Income Attributable to NRG Yield LLC	$83	$31	$66	$83	$(180)	$83

(a) Retrospectively adjusted to reflect the effects of the March 2017 Drop Down Assets acquisition and the CVSR Drop Down, as further discussed in Note 1, Nature of Business.
(b) All significant intercompany transactions have been eliminated in consolidation.

For the Six Months Ended June 30, 2016
(Unaudited)

	NRG Yield LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	NRG Yield Operating LLC (Note Issuer) (a)	Eliminations (b)	Consolidated (a)
	(In millions)
Net Income	$111	$26	$102	$85	$(239)	$85
Other Comprehensive Loss
Unrealized loss on derivatives	(60)	—	(64)	(69)	124	(69)
Other comprehensive loss	(60)	—	(64)	(69)	124	(69)
Comprehensive Income	51	26	38	16	(115)	16
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	(35)	—	(35)
Comprehensive Loss Attributable to NRG Yield LLC	$51	$26	$38	$51	$(115)	$51

(a) Retrospectively adjusted to reflect the effects of the March 2017 Drop Down Assets acquisition and the CVSR Drop Down, as further discussed in Note 1, Nature of Business.
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

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016
(Unaudited)

	NRG Yield LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	NRG Yield Operating LLC (Note Issuer)	Consolidated (a)
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$—	$41	$195	$(17)	$219
Cash Flows from Investing Activities
Intercompany transactions from Yield LLC to subsidiaries	33	—	—	(33)	—
Capital expenditures	—	—	(11)	—	(11)
Decrease in notes receivable	—	—	9	—	9
Return of investment from unconsolidated affiliates	—	1	(11)	28	18
Net investments in unconsolidated affiliates	—	(44)	—	(15)	(59)
Other	—	—	—	2	2
Net Cash Provided by (Used in) Investing Activities	33	(43)	(13)	(18)	(41)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	49	2	—	(51)	—
Net contributions from noncontrolling interests	—	—	—	8	8
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	—	(15)	—	(15)
(Payments of) proceeds from distributions	(83)	—	(72)	66	(89)
Proceeds from the revolving credit facility	—	—	—	60	60
Payments for the revolving credit facility	—	—	—	(48)	(48)
Payments for long-term debt	—	—	(122)	—	(122)
Net Cash (Used in) Provided by Financing Activities	(34)	2	(209)	35	(206)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(1)	—	(27)	—	(28)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	15	—	226	—	241
Cash, Cash Equivalents and Restricted Cash at End of Period	$14	$—	$199	$—	$213

(a) Retrospectively adjusted to reflect the effects of the March 2017 Drop Down Assets acquisition and the CVSR Drop Down, as further discussed in Note 1, Nature of Business.
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
Braun v. NRG Yield, Inc. — On April 19, 2016, plaintiffs filed a putative class action lawsuit against NRG Yield, Inc., the current and former members of its board of directors individually, and other parties in California Superior Court in Kern County, CA.  Plaintiffs allege various violations of the Securities Act due to the defendants’ alleged failure to disclose material facts related to low wind production prior to NRG Yield, Inc.'s June 22, 2015 Class C common stock offering. Plaintiffs seek compensatory damages, rescission, attorney’s fees and costs. The defendants filed demurrers and a motion challenging jurisdiction on October 18, 2016. On June 16, 2017, the court approved the parties' stipulation which provides the plaintiffs' opposition is due on September 15, 2017 and defendants' reply is due on November 15, 2017.
Ahmed v. NRG Energy, Inc. and the NRG Yield Board of Directors — On September 15, 2016, plaintiffs filed a putative class action lawsuit against NRG Energy, Inc., the directors of NRG Yield, Inc., and other parties in the Delaware Chancery Court. The complaint alleges that the defendants breached their respective fiduciary duties with regard to the recapitalization of NRG Yield, Inc. common stock in 2015. The plaintiffs generally seek economic damages, attorney’s fees and injunctive relief. The defendants filed a motion to dismiss the lawsuit on December 21, 2016. Plaintiffs filed their objection to the motion to dismiss on February 15, 2017. The defendants' reply was filed on March 24, 2017. The court heard oral argument on the defendants' motion to dismiss on June 20, 2017.
GenOn Noteholders' Lawsuit — On December 13, 2016, certain indenture trustees for an ad hoc group of holders, or the Noteholders, of the GenOn Energy, Inc., or GenOn, 7.875% Senior Notes due 2017, 9.500% Notes due 2018, and 9.875% Notes due 2020, and the GenOn Americas Generation, LLC 8.50% Senior Notes due 2021 and 9.125% Senior Notes due 2031, along with certain of the Noteholders, filed a complaint in the Superior Court of the State of Delaware against NRG and GenOn alleging certain claims related to the Services Agreement between NRG and GenOn. On April 30, 2017, the Noteholders filed an amended complaint that asserts additional claims of fraudulent transfer, insider preference and breach of fiduciary duties. In addition to NRG and GenOn, the amended complaint names NRG Yield LLC and certain current and former officers and directors of GenOn as defendants. The plaintiffs, among other tings, generally seek return of all monies paid under the Services Agreement and any other damages that the court deems appropriate. On April 28, 2017, the bondholders filed an amended complaint adding the GenOn directors and officers as defendants and asserting claims that they breached certain fiduciary duties. Plaintiffs specifically allege that the transfer of Marsh Landing to NRG Yield LLC constituted a fraudulent transfer. On June 12, 2017, certain GenOn entities, NRG and certain holders of the GenOn and GenOn Americas Generation, LLC senior notes entered into a restructuring support and lock-up agreement. Pursuant to the terms of the restructuring support and lock-up agreement, this matter should ultimately be resolved if GenOn's plan of reorganization is approved by the United States Bankruptcy Court for the Southern District of Texas, Houston Division.

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
As you read this discussion and analysis, refer to the Company's Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2017, and 2016. Also refer to the Company's May 9, 2017 Form 8-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 4,879 net MW as of June 30, 2017. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 16 years as of June 30, 2017, based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
NRG Transformation Plan

On July 12, 2017, NRG announced that it had adopted and initiated a three-year, three-part improvement plan, or the NRG Transformation Plan. As part of the NRG Transformation Plan, NRG announced that it is exploring strategic alternatives for its renewables platform and its interest in the Company. NRG, through its holdings of Class B common stock and Class D common stock, has a 55.1% voting interest in Yield, Inc. and receives distributions from the Company through its ownership of Class B units and Class D units. NRG stated that the strategic alternatives span a variety of ownership structures and partnership types, including the potential partial or full monetization of NRG's renewables platform and NRG's interest in the Company. NRG is Yield, Inc.'s controlling stockholder and the Company has been highly dependent on NRG for, among other things, growth opportunities and management and administration services. See Part I, Item 1A, Risk Factors in the Company's 2016 Form 10-K as well as Part II, Item 1A, Risk Factors in this report, for risks related to the NRG Transformation Plan and the Company's relationship with NRG.

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
The Company is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of facilities. The Company is also subject to laws regarding the protection of wildlife, including migratory birds, eagles, threatened and endangered species. Federal and state environmental laws have become more stringent over time, although this trend could slow or pause in the near term with respect to federal laws under the current U.S. presidential administration.
Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s May 9, 2017 Form 8-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends Affecting Results of Operations and Future Business Performance.

Operational Matters
El Segundo Forced Outage
In January 2017, the El Segundo Energy Center began a forced outage on Units 5 and 6 due to increasing vibrations on successive operations at Unit 5. In consultation with the Company’s operations and maintenance service provider, a subsidiary of NRG Energy Inc., the Company elected to replace the rotor on Unit 5. Both Unit 5 and 6 returned to service on February 24, 2017. In July 2017, the Company executed a warranty settlement agreement with the original equipment manufacturer that reduced total cost from $12 million to approximately $5 million.

Walnut Creek Forced Outage
During the second quarter of 2017, Walnut Creek experienced several forced outages due to mechanical failures of turbine parts that caused downstream damage to several of the plants units. The plant is currently in service as of July 2017. The estimated cost of these outages is approximately $8 million before the recovery of insurance proceeds, a significant portion of which the Company believes is recoverable by year end. The Company continues to work with both NRG, the plant's O&M service provider, and the plant’s original equipment manufacturer on mitigation plans to improve long term performance.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended June 30,			Six months ended June 30,
(In millions, except otherwise noted)	2017	2016	Change	2017	2016	Change
Operating Revenues
Energy and capacity revenues	$301	$300	$1	$536	$551	$(15)
Contract amortization	(17)	(17)	—	(34)	(34)	—
Total operating revenues	284	283	1	502	517	(15)
Operating Costs and Expenses
Cost of fuels	14	14	—	30	30	—
Emissions credit amortization	—	—	—	—	6	(6)
Operations and maintenance	46	49	(3)	97	93	4
Other costs of operations	17	14	3	34	33	1
Depreciation and amortization	78	75	3	153	149	4
General and administrative	6	3	3	10	5	5
Acquisition-related transaction and integration costs	1	—	1	2	—	2
Total operating costs and expenses	162	155	7	326	316	10
Operating Income	122	128	(6)	176	201	(25)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	16	14	2	35	18	17
Other income, net	1	2	(1)	2	2	—
Interest expense	(82)	(65)	(17)	(155)	(136)	(19)
Total other expense, net	(65)	(49)	(16)	(118)	(116)	(2)
Net Income	57	79	(22)	58	85	(27)
Less: Net loss attributable to noncontrolling interests	(19)	(15)	(4)	(28)	(26)	(2)
Net Income Attributable to NRG Yield LLC	$76	$94	$(18)	$86	$111	$(25)

	Three months ended June 30,		Six months ended June 30,
Business metrics:	2017	2016	2017	2016
Renewables MWh generated/sold (in thousands) (a)	2,089	2,041	3,751	3,819
Conventional MWh generated (in thousands) (a)(b)	313	376	455	637
Thermal MWt sold (in thousands)	418	448	987	1,001
Thermal MWh sold (in thousands) (c)	9	9	18	49

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.
(c) MWh sold do not include 11 MWh and 23 MWh during the three months ended June 30, 2017 and 2016, respectively, and 18 MWh and 74 MWh during the six months ended June 30, 2017 and 2016, respectively, generated by NRG Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing, as further described in Note 9, Related Party Transactions.

Management’s Discussion of the Results of Operations for the Three Months Ended June 30, 2017 and 2016
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the three months ended June 30, 2017 and 2016:

	Conventional Generation	Renewables	Thermal	Total
(In millions)
Three months ended June 30, 2017
Energy and capacity revenues	$85	$176	$40	$301
Cost of fuels	—	—	(14)	(14)
Contract amortization	(2)	(15)	—	(17)
Gross margin	83	161	26	270
Contract amortization	2	15	—	17
Economic gross margin	$85	$176	$26	$287

Three months ended June 30, 2016
Energy and capacity revenues	$87	$174	$39	$300
Cost of fuels	(1)	—	(13)	(14)
Contract amortization	(2)	(15)	—	(17)
Gross margin	84	159	26	269
Contract amortization	2	15	—	17
Economic gross margin	$86	$174	$26	$286

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $2 million during the three months ended June 30, 2017, compared to the same period in 2016, primarily due to an increase in earnings from the Utah Solar Portfolio, which was acquired by NRG in November 2016, as well as increase in earnings from Desert Sunlight, partially offset by a decrease in earnings from the Company's partnerships with NRG

Interest Expense
Interest expense increased by $17 million during the three months ended June 30, 2017, compared to the same period in 2016, due to:

(In millions)
Amortization of de-designated interest rate swaps, as well as the change in fair value of interest rate swaps	$10
Issuance of the new long-term debt in the second half of 2016, including 2026 Senior Notes, CVSR Holdco Notes due 2037, Energy Center Minneapolis Series D due 2025 Notes	8
Utah Solar Portfolio debt assumed in connection with the acquisition of the March 2017 Drop Down Assets	4
Lower principal balances on certain project level debt in 2017, as well as higher revolver borrowings in 2016	(5)
$17
Income Attributable to Noncontrolling Interests
For the three months ended June 30, 2017, the Company had income of $3 million attributable to NRG's 25% ownership of the Class B interests in NRG Wind TE Holdco and a loss of $22 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the three months ended June 30, 2016, the Company had income of $1 million attributable to NRG's 25% ownership of the Class B interests in NRG Wind TE Holdco and a loss of $16 million attributable to non-controlling interests with respect to its tax equity financing arrangements and the application of the HLBV method.

Management’s Discussion of the Results of Operations for the Six Months Ended June 30, 2017 and 2016
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the six months ended June 30, 2017 and 2016:

	Conventional Generation	Renewables	Thermal	Total
(In millions)
Six months ended June 30, 2017
Energy and capacity revenues	$161	$290	$85	$536
Cost of fuels	—	—	(30)	(30)
Contract amortization	(3)	(30)	(1)	(34)
Gross margin	158	260	54	472
Contract amortization	3	30	1	34
Economic gross margin	$161	$290	$55	$506

Six months ended June 30, 2016
Energy and capacity revenues	$167	$300	$84	$551
Cost of fuels	(1)	—	(29)	(30)
Contract amortization	(3)	(30)	(1)	(34)
Emissions credit amortization	(6)	—	—	(6)
Gross margin	157	270	54	481
Contract amortization	3	30	1	34
Emissions credit amortization	6	—	—	6
Economic gross margin	$166	$300	$55	$521

Gross margin decreased by $9 million and economic gross margin decreased by $15 million during the six months ended June 30, 2017, compared to the same period in 2016 due to:

(In millions)
8% decrease in volume generated at the Alta Wind projects due to lower wind resources in 2017, as well as a 5% decrease in solar generation due to lower insolation	$(10)
Decrease in Conventional Generation primarily due to lower revenues at El Segundo and Walnut Creek as a result of forced outages in 2017	(5)
Decrease in economic gross margin	(15)
Emissions credit amortization of NOx allowances at Walnut Creek and El Segundo in compliance with amendments to the Regional Clean Air Incentives Market program in 2016	6
Decrease in gross margin	$(9)
Operations and Maintenance
Operations and maintenance expense increased by $4 million during the six months ended June 30, 2017, compared to the same period in 2016, primarily due to forced outages at Walnut Creek and El Segundo in 2017.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $17 million during the six months ended June 30, 2017, compared to the same period in 2016, primarily due to the acquisition of Utah Solar Portfolio in November 2016, as well as increase in earnings from Elkhorn Ridge, partially offset by a decrease in earnings from the Company's partnerships with NRG.
Interest Expense
Interest expense increased by $19 million during the six months ended June 30, 2017, compared to the same period in 2016, due to:

(In millions)
Issuance of the new long-term debt in the second half of 2016, including 2026 Senior Notes, CVSR Holdco Notes due 2037, and Energy Center Minneapolis Series D Notes due 2025	$16
Utah Solar Portfolio debt assumed in connection with the acquisition of the March 2017 Drop Down Assets	8
Amortization of de-designated interest rate swaps, partially offset by the change in fair value of interest rate swaps	5
Higher revolver borrowings in 2016 combined with the lower principal balances on project level debt in 2017	(10)
$19
Income Attributable to Noncontrolling Interests
For the six months ended June 30, 2017, the Company had income of $5 million attributable to NRG's 25% ownership of the Class B interests in NRG Wind TE Holdco and a loss of $33 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the six months ended June 30, 2016, the Company had income of $3 million attributable to NRG's 25% ownership of the Class B interests in NRG Wind TE Holdco and a loss of $29 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and application of the HLBV method.

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
Liquidity Position
As of June 30, 2017 and December 31, 2016, the Company's liquidity was approximately $720 million and $921 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility. The Company's liquidity includes $114 million and $165 million of restricted cash balances as of June 30, 2017 and December 31, 2016, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. The Company's various financing arrangements are described in Note 7, Long-term Debt. As of June 30, 2017, the Company had $427 million of available borrowings under its revolving credit facility.
As of June 30, 2017, there were no outstanding borrowings and there were $68 million of letters of credit outstanding under the Company's revolving credit facility.
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
As of June 30, 2017, the Company's 2024 Senior Notes and 2026 Senior Notes are rated BB by S&P and Ba2 by Moody's, respectively. The ratings outlook is stable.
Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 1— Note 7, Long-term Debt, to this Form 10-Q and Note 10, Long-term Debt, to the consolidated financial statements included in the Company's May 9, 2017 Form 8-K, the Company's financing arrangements consist of the revolving credit facility, the Senior Notes, the ATM Program, its intercompany borrowings with Yield, Inc. and project-level financings for its various assets.
At-the-Market Equity Offering Program
During the three months ended June 30, 2017, Yield, Inc. issued 510,112 shares of Class C common stock under the ATM Program for gross proceeds of $9 million. During the six months ended June 30, 2017, Yield, Inc. issued 934,139 shares of Class C common stock under the ATM Program for gross proceeds of $16 million and incurred commission fees of $163 thousand. Yield, Inc. used the net proceeds to acquire 934,139 Class C units from Yield LLC.

Thermal Financing
On March 16, 2017, NRG Energy Center Minneapolis LLC, a subsidiary of NRG Thermal LLC, amended the shelf facility of its existing Thermal financing arrangement to allow for the issuance of an additional $10 million of Series F notes at a 4.60% interest rate, or the Series F Notes, increasing the total principal amount of notes available for issuance under the shelf facility to $80 million. The Series F Notes will be secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 1 — Note 7, Long-term Debt; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) distributions.
Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets, and growth capital expenditures consisting of costs to construct new assets, costs to complete the construction of assets where construction is in process, and capital expenditures related to acquiring additional thermal customers. The Company develops annual capital spending plans based on projected requirements for maintenance and growth capital. For the six months ended June 30, 2017, the Company used approximately $13 million to fund capital expenditures, including growth expenses of $2 million in the Thermal segment incurred in connection with expansion of its customer base. For the six months ended June 30, 2016, the Company used approximately $11 million to fund capital expenditures, of which $9 million related to maintenance expenses.
Acquisitions and Investments
The Company intends to acquire generation and thermal infrastructure assets developed and constructed by NRG and third parties in the future, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.
On February 24, 2017, the Company amended and restated the ROFO Agreement, expanding the ROFO Assets pipeline with the addition of 234 net MW of utility-scale solar projects, consisting of Buckthorn, a 154 net MW solar facility in Texas, and Hawaii solar projects, which have a combined capacity of 80 net MW. Under the ROFO Agreement, NRG has granted the Company and its affiliates a right of first offer on any proposed sale, transfer or other disposition of certain assets of NRG until February 24, 2022.
As discussed in Item 1 — Note 3, Business Acquisitions, on March 27, 2017, the Company acquired the following interests from NRG: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the ROFO Assets, representing ownership of approximately 46 net MW of capacity, and (ii) NRG's interests in seven utility-scale solar farms located in Utah, which are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, from which the Company would receive 50% of cash to be distributed. The Company paid cash consideration of $130 million, plus $1 million of working capital and assumed non-recourse project debt. The purchase price for the acquisition was funded with cash on hand.
Also as discussed in Item 1 — Note 3, Business Acquisitions, on August 1, 2017, the Company acquired the remaining 25% interest in NRG Wind TE Holdco, a portfolio of 12 wind projects, from NRG for total cash consideration of $41.5 million, excluding working capital adjustments. The transaction also includes potential additional payments to NRG dependent upon actual energy prices for merchant periods beginning in 2027.
On May 23, 2017, NRG offered the Company the opportunity to form a new distributed solar investment partnership enabling up to $50 million in investment by the Company. In addition, on July 31, 2017, NRG offered the Company equity interests in a 38 MW portfolio of distributed and small utility-scale solar assets primarily comprised of assets from NRG's Solar Power Partners, or SPP, funds in addition to other projects developed since the acquisition of SPP. These equity interests are not part of the ROFO Agreement. Both the distributed solar investment partnership and the distributed and small utility-scale solar acquisition are subject to negotiation and approval by Yield, Inc.'s independent directors.
During the six months ended June 30, 2017, the Company invested $26 million in distributed solar investment partnerships with NRG.

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
The following table lists the distributions paid on the Company's Class A, B, C and D units during the six months ended June 30, 2017:

	Second Quarter 2017	First Quarter 2017
Distributions per Class A, B, C and D unit	$0.27	$0.26
On July 25, 2017, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.28 per unit payable on September 15, 2017 to unit holders of record as of September 1, 2017.
Cash Flow Discussion
The following table reflects the changes in cash flows for the six months ended June 30, 2017, compared to the six months ended June 30, 2016:

	Six months ended June 30,
	2017	2016	Change
	(In millions)
Net cash provided by operating activities	$172	$219	$(47)
Net cash used in investing activities	(143)	(41)	(102)
Net cash used in financing activities	(222)	(206)	(16)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Decrease in operating income adjusted for non-cash items	$(38)
Decrease in working capital driven primarily by timing of cash receipts from the customers in the first six months of 2017 compared to the same period in 2016	(13)
Higher distributions from unconsolidated affiliates due to the acquisition of Utah Solar Portfolio, which was acquired by NRG in November 2016	4
$(47)
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments made to acquire the March 2017 Drop Down Assets	$(131)
Decrease in investments in unconsolidated affiliates in 2017 primarily due to the timing of funding of the projects	33
Other	(4)
$(102)

Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Proceeds from the issuance of Class C units	$14
Net borrowings under the revolving credit facility in 2016	(12)
Proceeds from Agua Caliente Borrower 2 LLC borrowings in the first quarter of 2017 partially offset by higher repayments of long-term debt and increased financing fees	17
Increase in net contributions from noncontrolling interests due to higher production-based payments in 2017 compared to 2016	7
Increase in distributions paid to unit holders	(15)
Higher payments of distributions to NRG for the Drop Down Assets relating to the pre-acquisition period	(27)
$(16)

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2017, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. Utah Solar Portfolio, GenConn, DGPV Holdco 1, RPV Holdco, and DGPV Holdco 2 are variable interest entities for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $623 million as of June 30, 2017. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. For a complete description of debt held by unconsolidated affiliates see Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the consolidated financial statements for the year ended December 31, 2016 included in the Company's May 9, 2017 Form 8-K.
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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2017, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2017. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item — 1 Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2016	$(73)
Contracts realized or otherwise settled during the period	15
Changes in fair value	(21)
Fair value of contracts as of June 30, 2017	$(79)

	Fair value of contracts as of June 30, 2017
	Maturity
Fair Value Hierarchy Losses	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$25	$32	$14	$8	$79
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through June 30, 2017, see Note 11, Contingencies, to this Form 10-Q.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2016 Form 10-K. Except as presented below, there have been no material changes in the Company's risk factors since those reported in its 2016 Form 10-K.
A sale of some or all of NRG’s ownership interest in the Company may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

As part of the NRG Transformation Plan announced on July 12, 2017, NRG stated that it is exploring strategic alternatives for its renewables platform and its interest in the Company, which could span a variety of ownership structures and partnership types, including the potential partial or full monetization of NRG’s interest in its renewables platform and the Company. As a result of NRG’s ownership of all of the Company’s outstanding Class B and Class D common stock, NRG owns 55.1% of the combined voting power of Yield, Inc.’s common stock as of June 30, 2017. If a new owner were to acquire NRG’s interest in the Company, the new owner could exercise substantial influence over the Company’s policies and procedures and exercise substantial influence over the Company’s management and the types of acquisitions the Company makes. Such changes could result in the Company’s capital being used to make acquisitions that are substantially different from the Company’s targeted acquisitions and otherwise effect a significant change in the Company’s current business strategy. Additionally, the Company cannot predict with any certainty the effect that any transfer of ownership would have on the trading price of Yield, Inc.’s Class A or Class C common stock or the Company’s ability to raise capital, borrow additional funds or make investments in the future, because such matters would depend to a large extent on the identity of the new owner and the new owner’s intentions with regard to the Company. A sale of some or all of NRG’s ownership interest in the Company may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

NRG YIELD LLC (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: August 3, 2017	Chief Accounting Officer (Principal Accounting Officer)