Form 10-K
period 2017-12-31
NRG YIELD LLC
filed 2018-03-01
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission File Number: 333-203369
NRG Yield LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0407370 (I.R.S. Employer Identification No.)

804 Carnegie Center, Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
(609) 524-4500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☒    No ☐
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (Note: The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such requirements.) Yes ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Class	Outstanding at January 31, 2018
Class A Units	34,586,250
Class B Units	42,738,750
Class C Units	64,730,519
Class D Units	42,738,750
Documents Incorporated by Reference:
None.
NOTE: WHEREAS NRG YIELD LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM 10-K IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

TABLE OF CONTENTS

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2019 Convertible Notes	Yield, Inc.'s $345 million aggregate principal amount of 3.50% Convertible Notes due 2019
2020 Convertible Notes	Yield, Inc.'s $287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by NRG Yield Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by NRG Yield Operating LLC
Alta TE Holdco	Alta Wind X-XI TE Holdco LLC
Alta Wind Portfolio	Seven wind facilities that total 947 MW located in Tehachapi, California and a portfolio of associated land leases
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
ATM Program	At-The-Market Equity Offering Program
August 2017 Drop Down Assets	The remaining 25% interest in NRG Wind TE Holdco, an 814 net MW portfolio of twelve wind projects, acquired from NRG on August 1, 2017
Buckthorn Solar	The 154 MW Buckthorn Solar project
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
CAA	Clean Air Act
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

Carlsbad	The Carlsbad Energy Center, a 527 MW natural gas fired project located in Carlsbad, CA
CfD	Contract for Differences
CFTC	U.S. Commodity Future Trading Commission
COD	Commercial Operation Date
Code	Internal Revenue Code of 1986, as amended
Company	NRG Yield LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Drop Down	The Company's acquisition from NRG of the remaining 51.05% interest of CVSR Holdco
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGPV Holdco 1	NRG DGPV Holdco 1 LLC
DGPV Holdco 2	NRG DGPV Holdco 2 LLC
DGPV Holdco 3	NRG DGPV Holdco 3 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets
Collectively, the June 2014 Drop Down Assets, January 2015 Drop Down Assets, November 2015 Drop Down Assets, CVSR Drop Down, March 2017 Drop Down Assets, August 2017 Drop Down Assets and November 2017 Drop Down Assets

Economic Gross Margin	Energy and capacity revenue, less cost of fuels
EDA	Equity Distribution Agreement
EGU	Electric Utility Generating Unit

El Segundo	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GHG	Greenhouse gas
GIP	Global Infrastructure Partners
GW	Gigawatt
HLBV	Hypothetical Liquidation at Book Value
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as Regional Transmission Organization, or RTO
ITC	Investment Tax Credit
January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were acquired by Yield Operating LLC from NRG on January 2, 2015
June 2014 Drop Down Assets	The TA High Desert, Kansas South and El Segundo projects, which were acquired by Yield Operating LLC from NRG on June 30, 2014
Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the Kansas South project
KPPH	1,000 Pounds Per Hour
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
Management Services Agreement	Agreement between NRG and the Company for various operational, management and administrative services
March 2017 Drop Down Assets
(i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm and (ii) NRG's 100% ownership in the Class A equity interests in the Utah Solar Portfolio (defined below), both acquired by the Company on March 27, 2017

Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC
May 9, 2017 Form 8-K	NRG Yield, Inc.'s Current Report on Form 8-K filed with the SEC on May 9, 2017 in connection with NRG Yield Operating LLC's acquisition of the March 2017 Drop Down Assets
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NECP	NRG Energy Center Pittsburgh LLC
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG Yield, Inc. net of collateral
November 2015 Drop Down Assets	75% of the Class B interests of NRG Wind TE Holdco, which owns a portfolio of 12 wind facilities totaling 814 net MW, which was acquired by Yield Operating LLC from NRG on November 3, 2015

November 2017 Drop Down Assets
38 MW portfolio of distributed and small utility-scale solar assets, primarily comprised of assets from NRG's Solar Power Partners (SPP) funds, in addition to other projects developed since the acquisition of SPP by NRG, which was acquired by NRG Yield Operating LLC from NRG on November 1, 2017

NOx	Nitrogen Oxides
NPNS	Normal Purchases and Normal Sales
NRG	NRG Energy, Inc.
NRG Power Marketing	NRG Power Marketing LLC
NRG ROFO Agreement	Second Amended and Restated Right of First Offer Agreement between the Company and NRG
NRG Transaction
On February 6, 2018, GIP entered into a purchase and sale agreement with NRG for the acquisition of NRG's full ownership interest in Yield, Inc., and NRG's renewable energy development and operations platform. GIP, NRG and the Company also entered into a consent and indemnity agreement in connection with the purchase and sale agreement.

NRG Transformation Plan	A three-year, three-part improvement plan announced by NRG on July 12, 2017, which includes exploring strategic alternatives for NRG's renewables platform and its interest in the Company
NRG Wind TE Holdco	NRG Wind TE Holdco LLC
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
OSHA	Occupational Safety and Health Administration
PG&E	Pacific Gas & Electric Company
Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
REC	Renewable Energy Certificate
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

ROFO Assets	Specified assets subject to sale, as described in the NRG ROFO Agreement
RPM	Reliability Pricing Model
RPS	Renewable Portfolio Standards
RPV Holdco	NRG RPV Holdco 1 LLC
RTO	Regional Transmission Organization
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2024 Senior Notes and the 2026 Senior Notes
SO2	Sulfur Dioxide
SPP	Solar Power Partners
TA High Desert	TA-High Desert LLC, the operating subsidiary of NRG Solar Mayfair LLC, which owns the TA High Desert project
Taloga	Taloga Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Taloga project
Tapestry	Collection of the Pinnacle, Buffalo Bear and Taloga projects

Tax Act	Tax Cuts and Jobs Act of 2017
Thermal Business
The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units

UPMC	University of Pittsburgh Medical Center
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
Utah Solar Portfolio
Collection consists of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, which are equity investments owned by Four Brothers Holdings, LLC, Granite Mountain Renewables, LLC, and Iron Springs Renewables, LLC, respectively, and are part of the March 2017 Drop Down Assets acquisition that closed on March 27, 2017

Utility Scale Solar
Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level

VaR	Value at Risk
VIE	Variable Interest Entity
Walnut Creek	NRG Walnut Creek, LLC, the operating subsidiary of WCEP Holdings, LLC, which owns the Walnut Creek project
Yield, Inc.	NRG Yield, Inc.
Yield Operating LLC	NRG Yield Operating LLC, the holding company that owns the project companies and is a wholly owned subsidiary of NRG Yield LLC

PART I
Item 1 — Business
General
NRG Yield LLC, together with its consolidated subsidiaries, or the Company, was formed as a Delaware limited liability company on March 5, 2013 to serve as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. On February 6, 2018, Global Infrastructure Partners, or GIP, entered into a purchase and sale agreement with NRG, or the NRG Transaction, for the acquisition of NRG’s full ownership interest in NRG Yield, Inc. and NRG’s renewable energy development and operations platform. The Company believes it is well positioned to be a premier company for investors seeking stable and growing dividend income from a diversified portfolio of lower-risk, high-quality assets.
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 5,118 net MW as of December 31, 2017. Nearly all of these assets sell substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 15 years as of December 31, 2017, based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
A complete listing of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2017 can be found in Item 2 — Properties.
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
    As of December 31, 2017, NRG owned 42,738,750 of each of the Company's Class B units and Class D units and Yield, Inc. owned 34,586,250 of the Company's Class A units and 64,717,087 of the Company's Class C units. Yield, Inc., through its holdings of Class A units and Class C units, has a 53.7% economic interest in the Company. Yield, Inc. consolidates the results of the Company through its controlling interest as sole managing member. NRG, through its holdings of Class B units and Class D units, has a 46.3% economic interest in the Company.
The Company is a holding company for the companies that directly and indirectly own and operate Yield, Inc.'s business. As of December 31, 2017, NRG continues to control Yield, Inc., and Yield, Inc. in turn, as the sole managing member of the Company, controls the Company and its subsidiaries.

The diagram below depicts the Company’s organizational structure as of December 31, 2017:

NRG Energy, Inc.
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 55.1% Voting Interest
Class A Common Stock and Class C Common Stock Aggregate 44.9% Voting Interest
NRG Yield, Inc.
Class B Units and Class D Units Aggregate 46.3% Economic Interest
Sole Managing Member Class A Units and Class C Units Aggregate 53.7% Economic Interest
NRG Yield LLC
NRG Yield Operating LLC
Project companies

Strategic Sponsorship with Global Infrastructure Partners
On February 6, 2018, Global Infrastructure Partners, or GIP, entered into a purchase and sale agreement with NRG, or the NRG Transaction, for the acquisition of NRG’s full ownership interest in NRG Yield, Inc. and NRG’s renewable energy development and operations platform. The NRG Transaction is subject to certain closing conditions, including customary legal and regulatory approvals. The Company expects the NRG Transaction to close in the second half of 2018.

In connection with the NRG Transaction, the Company entered into a Consent and Indemnity Agreement with NRG and GIP setting forth key terms and conditions of the Company's consent to the NRG Transaction. Key provisions of the Consent and Indemnity Agreement include:

Minimized impact to CAFD from potential change in control costs — No more than $10 million in reduced annual CAFD on a recurring basis that would result from changes in the Company's cost structure or any impact from various consents.
Enhanced ROFO pipeline — Upon closing, the Company will enter into a new ROFO agreement with GIP that adds 550 MW to the current pipeline through the operational 150 MW Langford Wind project and the 400 MW Mesquite Star Wind project which is under development. The NRG ROFO Agreement will be amended to remove the Ivanpah solar facility.
Financial cooperation and support — GIP has arranged a $1.5 billion backstop credit facility to manage any change of control costs associated with the Company's corporate debt. GIP has also committed to provide up to $400 million in financial support, if necessary, for the purchase of the Carlsbad Energy Center.
Voting and Governance Agreement — As part of the NRG Transaction, the parties have agreed to enter into a voting and governance agreement, which would provide that:

•	the Chief Executive Officer of Yield, Inc. will at all times be a full-time Yield, Inc. employee appointed by the Board of Directors, or the Board, of Yield, Inc.;

•
the parties thereto will use their commercially reasonable efforts to submit to Yield, Inc.’s stockholders at Yield, Inc.'s 2019 Annual Meeting of Stockholders a charter amendment to classify the Board into two classes (with the independent directors and directors designated by an affiliate of GIP allocated across the two classes); and

•
the Board will be expanded to nine members at the closing of the NRG Transaction, comprised at that date of five directors designated by GIP, three independent directors and Yield, Inc.’s Chief Executive Officer.

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
Growing the business through acquisitions of contracted operating assets. The Company believes that its base of operations and relationship with NRG provide a platform in the conventional and renewable power generation and thermal sectors for strategic growth through cash accretive and tax advantaged acquisitions complementary to its existing portfolio. In addition to acquiring renewable generation, conventional generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides it with a competitive advantage, the Company entered into a Right of First Offer Agreement with NRG, or the NRG ROFO Agreement. Under the NRG ROFO Agreement, NRG has granted the Company and its affiliates a right of first offer on any proposed sale, transfer or other disposition of certain assets of NRG until February 24, 2022. NRG is not obligated to sell the remaining NRG ROFO Assets to the Company and, if offered by NRG, the Company cannot be sure whether these assets will be offered on acceptable terms, or that the Company will choose to consummate such acquisitions. The assets listed in the table below represent the NRG ROFO Assets:

Asset	Fuel Type	Rated Capacity (MW)(a)	COD
Agua Caliente	Solar	102	2014
Ivanpah	Solar	196	2013
Hawaii(b)	Solar	80	2019
Distributed Solar (up to $190 million of equity in distributed solar generation portfolio(s)(b)	Solar	various	various
Buckthorn Solar(c)	Solar	154	2018
Carlsbad (d)	Conventional	527	2018
Puente/Mandalay(e)	Conventional	Project not expected to move forward
Community	Wind	Sold to third party
Jeffers	Wind	Sold to third party
Minnesota Portfolio	Wind	Sold to third party

(a) Represents the maximum, or rated, electricity generating capacity of the facility in MW multiplied by NRG's percentage ownership interest in the facility as of December 31, 2017.
(b) Hawaii and Distributed Solar are part of the NRG ROFO Agreement. These are not expected to be offered by NRG prior to consummation of the NRG Transaction and, at that time, would become part of a new ROFO Agreement with GIP.
(c) The transaction is expected to close in the first quarter of 2018.
(d) The transaction is expected to close in the fourth quarter of 2018 and is contingent upon the consummation of the NRG Transaction. Reflects capacity per the Power Purchase & Tolling Agreement with San Diego Gas & Electric; actual tested capacity is expected to be 530 MW.
(e) On November 3, 2017, the California Energy Commission suspended the permitting process for the Puente Power Project after two commissioners issued a statement stating their intention to deny the permit.  If the CEC formally denies a permit for the Puente Power Project, then the project will not move forward.

Upon closing of the NRG Transaction, the Company will enter into a new ROFO agreement with GIP that adds 550 MW to the current pipeline through the operational 150 MW Langford Wind project and the 400 MW Mesquite Star Wind project which is under development. The NRG ROFO Agreement will be amended to remove the Ivanpah solar facility.

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
Competitive Strengths
Stable, high quality cash flows. The Company's facilities have a stable, predictable cash flow profile consisting of predominantly long-life electric generation assets that sell electricity under long-term fixed priced contracts or pursuant to regulated rates with investment grade and certain other credit-worthy counterparties. Additionally, the Company's facilities have minimal fuel risk. For the Company's conventional assets, fuel is provided by the toll counterparty or the cost thereof is a pass-through cost under the CfD. Renewable facilities have no fuel costs, and most of the Company's thermal infrastructure assets have contractual or regulatory tariff mechanisms for fuel cost recovery. The offtake agreements for the Company's conventional and renewable generation facilities have a weighted-average remaining duration of approximately 15 years as of December 31, 2017, based on CAFD, providing long-term cash flow stability. The Company's generation offtake agreements with counterparties for whom credit ratings are available have a weighted-average Moody’s rating of A3 based on rated capacity under contract. All of the Company's assets are in the U.S. and accordingly have no currency or repatriation risks.
High quality, long-lived assets with low operating and capital requirements. The Company benefits from a portfolio of relatively younger assets, other than thermal infrastructure assets. The Company's assets are comprised of proven and reliable technologies, provided by leading original solar and wind equipment manufacturers such as General Electric, Siemens AG, SunPower Corporation, or SunPower, First Solar Inc., or First Solar, Vestas, Suzlon and Mitsubishi. Given the modern nature of the portfolio, which includes a substantial number of relatively low operating and maintenance cost solar and wind generation assets, the Company expects to achieve high fleet availability and expend modest maintenance-related capital expenditures. Additionally, with the support of services provided by NRG, the Company expects to continue to implement the same rigorous preventative operating and management practices that NRG uses across its fleet of assets.
Significant scale and diversity. The Company owns and operates a large and diverse portfolio of contracted electric generation and thermal infrastructure assets. As of December 31, 2017, the Company's 5,118 net MW contracted generation portfolio benefits from significant diversification in terms of technology, fuel type, counterparty and geography. The Company's thermal business consists of twelve operations, seven of which are district energy centers that provide steam and chilled water to approximately 695 customers, and five of which provide generation. The Company believes its scale and access to best practices across the fleet improves its business development opportunities through enhanced industry relationships, reputation and understanding of regional power market dynamics. Furthermore, the Company's diversification reduces its operating risk profile and reliance on any single market.

Relationship with NRG. The Company believes its relationship with NRG, a leading competitive power generator in the U.S., provides significant benefits to the Company, including access to the significant resources of NRG to support its operational, financial, legal, regulatory and environmental functions.
Relationship with GIP. The Company believes its potential relationship with GIP, should the NRG Transaction be consummated, may provide significant benefits to the Company. GIP is an independent infrastructure fund with over $45 billion in assets under management that invests in infrastructure assets and businesses in both OECD and select emerging market countries. GIP has a strong track record of investment and value creation in the renewable energy sector. Additionally, GIP has extensive experience with publicly traded yield vehicles and development platforms, ranging from Europe's first application of a yield company/development company model to the largest renewable platform in Asia-Pacific.
Environmentally well-positioned portfolio of assets. The Company's portfolio of electric generation assets consists of 3,173 net MW of renewable generation capacity that are non-emitting sources of power generation. The Company's conventional assets consist of the dual fuel-fired GenConn assets as well as the Marsh Landing and Walnut Creek simple cycle natural gas-fired peaking generation facilities and the El Segundo combined cycle natural gas-fired peaking facility. The Company does not anticipate having to expend any significant capital expenditures in the foreseeable future to comply with current environmental regulations applicable to its generation assets. Taken as a whole, the Company believes its strategy will be a net beneficiary of current and potential environmental legislation and regulatory requirements that may serve as a catalyst for capacity retirements and improve market opportunities for environmentally well-positioned assets like the Company's assets once its current offtake agreements expire.
Thermal infrastructure business has high entry costs. Significant capital has been invested to construct the Company's thermal infrastructure assets, serving as a barrier to entry in the markets in which such assets operate. As of December 31, 2017, the Company's thermal gross property, plant, and equipment was approximately $473 million. The Company's thermal district energy centers are located in urban city areas, with the chilled water and steam delivery systems located underground. Constructing underground delivery systems in urban areas requires long lead times for permitting, rights of way and inspections and is costly. By contrast, the incremental cost to add new customers in existing markets is relatively low. Once thermal infrastructure is established, the Company believes it has the ability to retain customers over long periods of time and to compete effectively for additional business against stand-alone on-site heating and cooling generation facilities. Installation of stand-alone equipment can require significant modification to a building as well as significant space for equipment and funding for capital expenditures. The Company's system technologies often provide economies of scale in terms of fuel procurement, ability to switch between multiple types of fuel to generate thermal energy, and fuel conversion efficiency.
Segment Review
The following tables summarize the Company's operating revenues, net income (loss) and assets by segment for the years ended December 31, 2017, 2016 and 2015, as discussed in Item 15 — Note 12, Segment Reporting, to the Consolidated Financial Statements. All amounts have been recast to include the effect of the acquisitions of the Drop Down Assets, which were accounted for as transfers of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period or from the date the entities were under common control (if later than the beginning of the financial statements period).

	Year ended December 31, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$501	$172	$—	$1,009
Net income (loss)	120	9	25	(92)	62
Total assets	1,897	5,811	422	24	8,154

	Year ended December 31, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$333	$532	$170	$—	$1,035
Net income (loss)	153	(86)	29	(81)	15
Total assets	1,993	6,114	426	212	8,745

	Year ended December 31, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$458	$174	$—	$968
Net income (loss)	156	(18)	22	(65)	95
Government Incentives
Government incentives, including PTCs and ITCs, can enhance the economics of the Company's generating assets and investments by providing, for example, loan guarantees, cash grants, favorable tax treatment, favorable depreciation rules or other incentives.  The Company cannot predict the effects that the current U.S. presidential administration will have on government incentives.
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

Environmental Matters
The Company is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of facilities. The Company is also subject to laws regarding the protection of wildlife, including migratory birds, eagles, threatened and endangered species. Federal and state environmental laws have historically become more stringent over time, although this trend could change with respect to federal laws under the current U.S. presidential administration.
In October 2015, the EPA finalized the Clean Power Plan, or CPP, addressing GHG emissions from existing EGUs. On February 9, 2016, the U.S. Supreme Court stayed the CPP. The D.C. Circuit heard oral argument on the legal challenges to the CPP in September 2016. At the EPA's request, the D.C. Circuit agreed on April 28, 2017 to hold the case in abeyance. On October 16, 2017, the EPA proposed a rule to repeal the CPP. Accordingly, the Company believes the CPP is not likely to survive.
Customers
The Company sells its electricity and environmental attributes, including RECs, primarily to local utilities under long-term, fixed-price PPAs. During the year ended December 31, 2017, the Company derived approximately 41% of its consolidated revenue from Southern California Edison, or SCE, and approximately 23% of its consolidated revenue from Pacific Gas and Electric, or PG&E.
Employees
The Company employs Christopher Sotos as its President and Chief Executive Officer and Chad Plotkin as its Senior Vice President and Chief Financial Officer. As of December 31, 2017, other than Messrs. Sotos and Plotkin, the Company did not employ any other employees. The majority of personnel who manage operations of the Company are employees of NRG or third parties managed by NRG, and their services are provided for the Company's benefit under the Management Services Agreement and project operations and maintenance agreements with NRG as described in Item 15 — Note 13, Related Party Transactions, to the Consolidated Financial Statements.
Available Information
The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through Yield, Inc.'s website, www.nrgyield.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The Company also routinely posts press releases, presentations, webcasts, and other information regarding the Company on Yield, Inc.'s website. The information posted on Yield, Inc.'s website is not a part of this report.

Item 1A — Risk Factors
Risks Related to the Proposed NRG Transaction
The Company may not realize the anticipated benefits of the NRG Transaction.

On February 6, 2018, Global Infrastructure Partners, or GIP, entered into a purchase and sale agreement with NRG for the acquisition of NRG’s full ownership interest in the Company and NRG’s renewable energy development and operations platform. Also on February 6, 2018, the Company entered into a consent and indemnity agreement with NRG and GIP in connection with the purchase and sale agreement between NRG and GIP. The consent and indemnity agreement and the purchase and sale agreement are collectively referred to as the NRG Transaction. Consummation of the NRG Transaction is subject to a number of conditions, including receipt of certain contractual consents and regulatory approvals from certain regulatory agencies, including approval by FERC and approvals from certain state regulatory agencies. While the parties have begun the process of notifying agencies and obtaining regulatory approvals and consents, there is no assurance that the parties will be able to obtain the requisite regulatory approvals or consents to satisfy the closing conditions. Additionally, the NRG Transaction requires the Company’s consent which is conditioned upon a number of items, all of which may not be met on a timely basis, or at all.

If the NRG Transaction is consummated, GIP may exercise substantial influence over the Company’s policies and procedures and exercise substantial influence over the Company’s Board, management and the types of third party acquisitions the Company makes. The Company may not identify future acquisitions or be able to secure financing on attractive terms or at all for future acquisitions and the Company may not realize the anticipated benefits of the financing support to be provided by GIP, which includes a $1.5 billion backstop credit facility to manage any change-of-control costs associated with the Company’s corporate debt and up to $400 million in financing support for the Company’s acquisition of the Carlsbad Energy Center. Further, GIP may not be able to maintain the Company’s current relationships with customers, counterparties, suppliers, lenders and other third parties. Uncertainty about the effect of the NRG Transaction may negatively affect the Company’s relationship with its counterparties and have a significant impact on the Company’s business. The foregoing risks may adversely affect the Company’s operational performance or limit the Company’s growth prospects, including its ability to grow its dividend per share.

Following the consummation of the NRG Transaction, GIP and its affiliates will control the Company and have the ability to designate a majority of the members of Yield, Inc.'s Board.

The governance agreements to be entered into among NRG, the Company, GIP and its affiliates in connection with the NRG Transaction provide GIP the ability to designate a majority of Yield, Inc.’s Board to the Company’s Corporate Governance, Conflicts and Nominating Committee for nomination for election by Yield, Inc.’s stockholders and also require that the Company and GIP use their commercially reasonable efforts to submit to Yield, Inc.’s stockholders at Yield, Inc.’s 2019 Annual Meeting of Stockholders a charter amendment to classify Yield, Inc.’s Board into two classes (with the independent directors and directors designated by GIP allocated across the two classes). Due to such agreements and GIP's approximate 55.1% combined voting power in Yield, Inc. following the completion of the NRG Transaction, the ability of other holders of Yield, Inc.’s Class A and Class C common stock to exercise control over the corporate governance of the Company will be limited. In addition, due to its approximate 55.1% combined voting power in the Company following the completion of the NRG Transaction, GIP and its affiliates will have a substantial influence on Yield, Inc.’s affairs and its voting power will constitute a large percentage of any quorum of Yield, Inc.’s stockholders voting on any matter requiring the approval of Yield, Inc.’s stockholders, including the classification of Yield, Inc.'s Board of Directors. GIP may hold certain interests that are different from those of the Company or other holders of Yield, Inc.'s Class A and Class C common stock and there is no assurance that GIP will exercise its control over the Company in a manner that is consistent with the Company’s interests or those of the holders of Yield, Inc.'s Class A and Class C common stock.
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
Pursuant to the Company's cash distribution policy, the Company intends to distribute a significant amount of the CAFD through regular quarterly distributions, and the Company's ability to grow and make acquisitions through cash on hand could be limited.
The Company expects to distribute a significant amount of the CAFD each quarter and to rely primarily upon external financing sources, including the issuance of debt and equity securities and, if applicable, borrowings under the Company's revolving credit facility to fund acquisitions and growth capital expenditures. The Company may be precluded from pursuing otherwise attractive acquisitions if the projected short-term cash flow from the acquisition or investment is not adequate to service the capital raised to fund the acquisition or investment, after giving effect to the Company's available cash reserves. The incurrence of bank borrowings or other debt by NRG Yield Operating LLC or by the Company's project-level subsidiaries to finance the Company’s growth strategy will result in increased interest expense and the imposition of additional or more restrictive covenants, which, in turn, may impact the cash distributions the Company makes to Yield, Inc. and NRG.

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
As of December 31, 2017, the Company had approximately $5,899 million of total consolidated indebtedness, $4,376 million of which was incurred by the Company's non-guarantor subsidiaries. In addition, the Company’s share of its unconsolidated affiliates’ total indebtedness and letters of credit outstanding as of December 31, 2017, totaled approximately $777 million and $98 million, respectively (calculated as the Company’s unconsolidated affiliates’ total indebtedness as of such date multiplied by the Company’s percentage membership interest in such assets). The Company’s substantial debt could have important negative consequences on the Company’s financial condition, including:

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

•
investor confidence in the Company, its partners, Yield, Inc. (as the Company's sole managing member), NRG (as Yield Inc.’s principal stockholder, on a combined voting basis, and manager under the Management Services Agreement), or GIP, as successor to NRG's interests in the Company if the NRG Transaction is consummated, and the regional wholesale power markets;

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
A significant portion of the electric power the Company generates is sold under long-term offtake agreements with public utilities or industrial or commercial end-users, with a weighted average remaining duration of approximately 15 years based on CAFD. As of December 31, 2017, the largest customers of the Company's power generation assets, including assets in which the Company has less than a 100% membership interest, were SCE and PG&E, which represented 40% and 23%, respectively, of the net electric generation capacity of the Company's facilities.
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
As described in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company has limited control over the operation of certain of its assets, because the Company beneficially owns less than a majority of the membership interests in such assets. The Company may seek to acquire additional assets in which it owns less than a majority of the related membership interests in the future. In these investments, the Company will seek to exert a degree of influence with respect to the management and operation of assets in which it owns less than a majority of the membership interests by negotiating to obtain positions on management committees or to receive certain limited governance rights, such as rights to veto significant actions. However, the Company may not always succeed in such negotiations. The Company may be dependent on its co-venturers to operate such assets. The Company's co-venturers may not have the level of experience, technical expertise, human resources management and other attributes necessary to operate these assets optimally. In addition, conflicts of interest may arise in the future between the Company and its stockholders, on the one hand, and the Company's co-venturers, on the other hand, where the Company's co-venturers' business interests are inconsistent with the interests of the Company and its stockholders. Further, disagreements or disputes between the Company and its co-venturers could result in litigation, which could increase expenses and potentially limit the time and effort the Company's officers and directors are able to devote to the business.
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
The Company's assets are subject to numerous and significant federal, state and local laws, including statutes, regulations, guidelines, policies, directives and other requirements governing or relating to, among other things: protection of wildlife, including threatened and endangered species; air emissions; discharges into water; water use; the storage, handling, use, transportation and distribution of dangerous goods and hazardous, residual and other regulated materials, such as chemicals; the prevention of releases of hazardous materials into the environment; the prevention, presence and remediation of hazardous materials in soil and groundwater, both on and offsite; land use and zoning matters; and workers' health and safety matters. The Company's facilities could experience incidents, malfunctions and other unplanned events that could result in spills or emissions in excess of permitted levels and result in personal injury, penalties and property damage. As such, the operation of the Company's facilities carries an inherent risk of environmental, health and safety liabilities (including potential civil actions, compliance or remediation orders, fines and other penalties), and may result in the assets being involved from time to time in administrative and judicial proceedings relating to such matters. The Company has implemented environmental, health and safety management programs designed to continually improve environmental, health and safety performance. Environmental laws and regulations have generally become more stringent over time. Significant costs may be incurred for capital expenditures under environmental programs to keep the assets compliant with such environmental laws and regulations. If it is not economical to make those expenditures, it may be necessary to retire or mothball facilities or restrict or modify the Company's operations to comply with more stringent standards. These environmental requirements and liabilities could have a material adverse effect on the business, financial condition, results of operations and cash flows.
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
Numerous functions affecting the efficient operation of the Company’s businesses depend on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of the Company's generating assets rely on cyber-based technologies and, therefore, subject to the risk that such systems could be the target of disruptive actions, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, or otherwise be compromised by unintentional events. As a result, operations could be interrupted, property could be damaged and sensitive customer information could be lost or stolen, causing the Company to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to the Company's reputation. In addition, the Company may experience increased capital and operating costs to implement increased security for its cyber systems and generating assets.

Government regulations providing incentives for renewable generation could change at any time and such changes may negatively impact the Company's growth strategy.
The Company's growth strategy depends in part on government policies that support renewable generation and enhance the economic viability of owning renewable electric generation assets. Renewable generation assets currently benefit from various federal, state and local governmental incentives such as ITCs, cash grants in lieu of ITCs, loan guarantees, RPS, programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. In December 2015, the U.S. Congress enacted an extension of the 30% solar ITC so that projects that began construction in 2016 through 2019 will continue to qualify for the 30% ITC.  Projects beginning construction in 2020 and 2021 will be eligible for the ITC at the rates of 26% and 22%, respectively.  The same legislation also extended the 10-year wind PTC for wind projects that began construction in years 2016 through 2019.  Wind projects that begin construction in the years 2018 and 2019 are eligible for PTC at 60% and 40% of the statutory rate per kWh, respectively.
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
The Company depends on key management employees, the loss of any of which could have a material adverse effect on the Company's financial condition and results of operations.

The Company believes its current operations and future success depend largely on the continued services of the management employees that it employs, in particular Christopher Sotos, the Company’s President and Chief Executive Officer and Chad Plotkin, the Company’s Senior Vice President and Chief Financial Officer. Although the Company currently has access to the resources of NRG, the loss of Mr. Sotos’ or Mr. Plotkin’s services, or other key management personnel employed by the Company in connection with the NRG Transaction or in the future, could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Related to the Company's Relationship with NRG
NRG exercises substantial influence over the Company through its position as controlling shareholder of Yield, Inc. The Company is highly dependent on NRG.
NRG owns all of the outstanding Class B and Class D common stock of Yield, Inc. and owns 55.1% of the combined voting power of Yield, Inc. as of December 31, 2017. As a result of NRG's ownership of Yield, Inc. and Yield, Inc.'s position as sole managing member of the Company, NRG has a substantial influence on the Company's affairs and its voting power will constitute a large percentage of any quorum of Yield, Inc.'s stockholders voting on any matter requiring the approval of its stockholders. Such matters include approval of mergers or sale of all or substantially all of its assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of Yield, Inc. or discouraging others from making tender offers for their shares. In addition, NRG has the right to elect all of Yield, Inc.'s directors. NRG may cause corporate actions to be taken even if their interests conflict with the interests of Yield, Inc.'s other stockholders (including holders of Yield, Inc.'s Class A and Class C common stock). If the NRG Transaction is consummated, GIP will become Yield, Inc.'s controlling stockholder and, like NRG, will have substantial control and influence over the Company. See the risk factor entitled “Following the consummation of the NRG Transaction, GIP and its affiliates will control the Company and have the ability to designate a majority of the members of the Company’s Board.”
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
In connection with the proposed NRG Transaction, GIP has agreed to enter into certain agreements with the Company relating to the provision of services and NRG has agreed to enter into certain agreements with the Company relating to transition services and ongoing commercial arrangements. While the provision of transitional services is contemplated under the proposed NRG Transaction, it is uncertain whether, after the transition services end, GIP or its affiliates would continue to provide the same services, or offer the same capabilities and resources, to the Company that the Company currently receives from NRG or whether the Company may have to seek alternative service providers. The Company may not be able to replicate the same level of services, capabilities, experience and familiarity with the Company’s business offered by NRG either through GIP or through alternative service providers or on terms or costs similar to those provided by NRG. The loss of services provided by NRG and the benefits offered to the Company through its relationship with NRG, such as management, operational and financing expertise, could have an impact on the Company’s business, financial condition, results of operations and cash flows. See also the risk factor entitled “If NRG terminates the Management Services Agreement or defaults in the performance of its obligations under the agreement, or if the transition services to be provided by NRG to the Company in connection with the consummation of the NRG Transaction are inadequate or end, the Company may be unable to contract with a substitute service provider on similar terms, or at all.”
The Company may not be able to consummate future acquisitions from NRG.
Until the NRG Transaction is consummated, if at all, the Company's ability to grow through acquisitions depends, in part, on NRG's ability to identify and present the Company with acquisition opportunities. NRG established the Company to hold and acquire a diversified suite of power generating assets in the U.S. and its territories. Although NRG has agreed to grant the Company a right of first offer with respect to certain power generation assets that NRG may elect to sell in the future, NRG is under no obligation to sell any such power generation assets or to accept any related offer from the Company. In addition, NRG has not agreed to commit any minimum level of dedicated resources for the pursuit of renewable power-related acquisitions. There are a number of factors which could materially and adversely impact the extent to which suitable acquisition opportunities are made available from NRG, including:

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
The Company depends on the diligence, skill and business contacts of NRG's professionals and the information and opportunities they generate during the normal course of their activities. Furthermore, approximately 24% of NRG's employees at the Company's generation plants are covered by collective bargaining agreements as of December 31, 2017. The Company's future success will depend on the continued service of these individuals, who are not obligated to remain employed with NRG, or otherwise successfully renegotiate their collective bargaining agreements when such agreements expire or otherwise terminate. NRG has experienced departures of key professionals and personnel in the past and may do so if the NRG Transaction is consummated, and the Company cannot predict the impact that any such departures will have on its ability to achieve its objectives. The Management Services Agreement does not require NRG to maintain the employment of any of its professionals or to cause any particular professional to provide services to the Company or on its behalf. The departure of a significant number of NRG's professionals or a material portion of the NRG employees who work at any of the Company's facilities for any reason, or the failure to appoint qualified or effective successors in the event of such departures, could have a material adverse effect on the Company's ability to achieve its objectives.

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
Additionally, all of the Company's executive officers continue to have economic interests in NRG and, accordingly, the benefit to NRG from a transaction between the Company and NRG will proportionately inure to their benefit as holders of economic interests in NRG. NRG is a related person under the applicable securities laws governing related person transactions and may have interests which differ from the Company's interests, including with respect to the types of acquisitions made, the timing and amount of distributions by the Company, the reinvestment of returns generated by the Company's operations, the use of leverage when making acquisitions and the appointment of outside advisors and service providers. Any material transaction between the Company and NRG will be subject to Yield, Inc.'s related person transaction policy, which will require prior approval of such transaction by Yield, Inc.'s Corporate Governance, Conflicts and Nominating Committee. Those of the Company's executive officers who have economic interests in NRG may be conflicted when advising Yield, Inc.'s Corporate Governance, Conflicts and Nominating Committees or otherwise participating in the negotiation or approval of such transactions. These executive officers have significant project- and industry-specific expertise that could prove beneficial to the Company's decision-making process and the absence of such strategic guidance could have a material adverse effect on the board committees' ability to evaluate any such transaction. Furthermore, the creation of Yield, Inc.'s Corporate Governance, Conflicts and Nominating Committee and Yield, Inc.'s related person transaction approval policy may not insulate the Company from derivative claims with respect to related person transactions and the conflicts of interest described in this risk factor. Regardless of the merits of such claims, the Company may be required to expend significant management time and financial resources in the defense thereof. Additionally, to the extent the Company fails to appropriately deal with any such conflicts, it could negatively impact the Company's reputation and ability to raise additional funds and the willingness of counterparties to do business with the Company, all of which could have a material adverse effect on the business, financial condition, results of operations and cash flows.
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

If NRG terminates the Management Services Agreement or defaults in the performance of its obligations under the agreement, or if the transition services to be provided by NRG to the Company in connection with the consummation of the NRG Transaction are inadequate or end, the Company may be unable to contract with a substitute service provider on similar terms, or at all.
The Company relies on NRG to provide management services under the Management Services Agreement and has limited executive or senior management personnel independent from NRG. The Management Services Agreement provides that NRG may terminate the agreement upon 180 days prior written notice of termination to the Company if it defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm and the default continues unremedied for a period of 30 days after written notice of the breach is given. If NRG terminates the Management Services Agreement or defaults in the performance of its obligations under the agreement, or if the transition services to be provided by NRG to the Company, in the event the NRG Transaction is consummated, are not adequate or end, the Company may be unable to contract with GIP or a substitute service provider on similar terms or at all, and the costs of substituting service providers may be substantial. In addition, in light of NRG's familiarity with the Company's assets, GIP or a substitute service provider may not be able to provide the same level of service due to lack of pre-existing synergies. If the Company cannot locate a service provider that is able to provide substantially similar services as NRG does under the Management Services Agreement on similar terms, it could have a material adverse effect on the business, financial condition, results of operation and cash flows.
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

Certain of the Company’s PPAs and project-level financing arrangements contain change in control provisions that provide the counterparty with a termination right or the ability to accelerate maturity in the event of a change of control of the Company without the counterparty's consent. These provisions are triggered in the event NRG ceases to own, directly or indirectly, capital stock representing more than 50% of the voting power of all of Yield, Inc.’s capital stock outstanding on such date, or, in some cases, if NRG ceases to be the majority owner, directly or indirectly, of the applicable project subsidiary. As a result, if NRG ceases to control, or in some cases, own a majority of the voting power of the Company, as is contemplated by the NRG Transaction, the counterparties could terminate such contracts or accelerate the maturity of such financing arrangements. Even though the Company’s consent to the NRG Transaction is conditioned upon the receipt of consents from such counterparties, the Company may have to expend significant resources and funds to obtain the consents of such counterparties to the NRG Transaction and there can be no assurance that such counterparties will provide their consents at all. The termination of any of the Company’s PPAs or the acceleration of the maturity of any of the Company’s project-level financing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K of NRG Yield LLC, together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors and the following:

•	The Company's ability to maintain and grow its quarterly distributions;

•	Potential risks to the Company as a result of the NRG Transaction;

•	The Company's ability to successfully identify, evaluate and consummate acquisitions from third parties;

•	The Company's ability to acquire assets from NRG;

•	The Company's ability to raise additional capital due to its indebtedness, corporate structure, market conditions or otherwise;

•	Changes in law, including judicial decisions;

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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties
Listed below are descriptions of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2017.

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Conventional
El Segundo	El Segundo, CA	550	550	100%	Natural Gas	August 2013	Southern California Edison	2023
GenConn Devon	Milford, CT	190	95	50%	Natural Gas/Oil	June 2010	Connecticut Light & Power	2040
GenConn Middletown	Middletown, CT	190	95	50%	Natural Gas/Oil	June 2011	Connecticut Light & Power	2041
Marsh Landing	Antioch, CA	720	720	100%	Natural Gas	May 2013	Pacific Gas and Electric	2023
Walnut Creek	City of Industry, CA	485	485	100%	Natural Gas	May 2013	Southern California Edison	2023
Total Conventional		2,135	1,945
Utility Scale Solar
Agua Caliente	Dateland, AZ	290	46	16%	Solar	June 2014	Pacific Gas and Electric	2039
Alpine	Lancaster, CA	66	66	100%	Solar	January 2013	Pacific Gas and Electric	2033
Avenal	Avenal, CA	45	23	50%	Solar	August 2011	Pacific Gas and Electric	2031
Avra Valley	Pima County, AZ	26	26	100%	Solar	December 2012	Tucson Electric Power	2032
Blythe	Blythe, CA	21	21	100%	Solar	December 2009	Southern California Edison	2029
Borrego	Borrego Springs, CA	26	26	100%	Solar	February 2013	San Diego Gas and Electric	2038
CVSR	San Luis Obispo, CA	250	250	100%	Solar	October 2013	Pacific Gas and Electric	2038
Desert Sunlight 250	Desert Center, California	250	63	25%	Solar	December 2014	Southern California Edison	2034
Desert Sunlight 300	Desert Center, California	300	75	25%	Solar	December 2014	Pacific Gas and Electric	2039
Four Brothers Solar	New Castle/Milford, UT	320	160	50%	Solar	July 2016 - August 2016	PacifiCorp	2036
Granite Mountain	Cedar City, UT	130	65	50%	Solar	September 2016	PacifiCorp	2036
Iron Springs	Cedar City, UT	80	40	50%	Solar	August 2016	PacifiCorp	2036
Kansas South	Lemoore, CA	20	20	100%	Solar	June 2013	Pacific Gas and Electric	2033
Roadrunner	Santa Teresa, NM	20	20	100%	Solar	August 2011	El Paso Electric	2031
TA High Desert	Lancaster, CA	20	20	100%	Solar	March 2013	Southern California Edison	2033
Total Utility Scale Solar		1,864	921
Distributed Solar
Apple I LLC Projects	CA	9	9	100%	Solar	October 2012 - December 2012	Various	2032
AZ DG Solar Projects	AZ	5	5	100%	Solar	December 2010 - January 2013	Various	2025-2033
SPP Projects	Various	25	25	100%	Solar	June 2008 - June 2012	Various	2026-2037
Other DG Projects	Various	13	13	100%	Solar	October 2012 - October 2015	Various	2023-2039
Total Distributed Solar		52	52
Wind
Alta I	Tehachapi, CA	150	150	100%	Wind	December 2010	Southern California Edison	2035

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Alta II	Tehachapi, CA	150	150	100%	Wind	December 2010	Southern California Edison	2035
Alta III	Tehachapi, CA	150	150	100%	Wind	February 2011	Southern California Edison	2035
Alta IV	Tehachapi, CA	102	102	100%	Wind	March 2011	Southern California Edison	2035
Alta V	Tehachapi, CA	168	168	100%	Wind	April 2011	Southern California Edison	2035
Alta X (b)	Tehachapi, CA	137	137	100%	Wind	February 2014	Southern California Edison	2038
Alta XI (b)	Tehachapi, CA	90	90	100%	Wind	February 2014	Southern California Edison	2038
Buffalo Bear	Buffalo, OK	19	19	100%	Wind	December 2008	Western Farmers Electric Co-operative	2033
Crosswinds (b)	Ayrshire, IA	21	21	99%	Wind	June 2007	Corn Belt Power Cooperative	2027
Elbow Creek (b)	Howard County, TX	122	122	100%	Wind	December 2008	NRG Power Marketing LLC	2022
Elkhorn Ridge (b)	Bloomfield, NE	81	54	66.7%	Wind	March 2009	Nebraska Public Power District	2029
Forward (b)	Berlin, PA	29	29	100%	Wind	April 2008	Constellation NewEnergy, Inc.	2022
Goat Wind (b)	Sterling City, TX	150	150	100%	Wind	April 2008/June 2009	Dow Pipeline Company	2025
Hardin (b)	Jefferson, IA	15	15	99%	Wind	May 2007	Interstate Power and Light Company	2027
Laredo Ridge	Petersburg, NE	80	80	100%	Wind	February 2011	Nebraska Public Power District	2031
Lookout (b)	Berlin, PA	38	38	100%	Wind	October 2008	Southern Maryland Electric Cooperative	2030
Odin (b)	Odin, MN	20	20	99.9%	Wind	June 2008	Missouri River Energy Services	2028
Pinnacle	Keyser, WV	55	55	100%	Wind	December 2011	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa (b)	Elida, NM	120	90	75%	Wind	December 2005	Southwestern Public Service Company	2025
Sleeping Bear (b)	Woodward, OK	95	95	100%	Wind	October 2007	Public Service Company of Oklahoma	2032
South Trent	Sweetwater, TX	101	101	100%	Wind	January 2009	AEP Energy Partners	2029
Spanish Fork (b)	Spanish Fork, UT	19	19	100%	Wind	July 2008	PacifiCorp	2028
Spring Canyon II (b)	Logan County, CO	32	29	90.1%	Wind	October 2014	Platte River Power Authority	2039
Spring Canyon III(b)	Logan County, CO	28	25	90.1%	Wind	December 2014	Platte River Power Authority	2039
Taloga	Putnam, OK	130	130	100%	Wind	July 2011	Oklahoma Gas & Electric	2031
Wildorado (b)	Vega, TX	161	161	100%	Wind	April 2007	Southwestern Public Service Company	2027
Total Wind		2,263	2,200
Thermal Generation
Dover	Dover, DE	103	103	100%	Natural Gas	June 2013	NRG Power Marketing LLC	2018
Paxton Creek Cogen	Harrisburg, PA	12	12	100%	Natural Gas	November 1986	Power sold into PJM markets
Princeton Hospital	Princeton, NJ	5	5	100%	Natural Gas	January 2012	Excess power sold to local utility
Tucson Convention Center	Tucson, AZ	2	2	100%	Natural Gas	January 2003	Excess power sold to local utility

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
University of Bridgeport	Bridgeport, CT	1	1	100%	Natural Gas	April 2015	University of Bridgeport	2034
Total Thermal Generation		123	123
Total NRG Yield, Inc. (c)		6,437	5,241

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2017.
(b) Projects are part of tax equity arrangements, as further described in Note 2, Summary of Significant Accounting Policies.
(c) NRG Yield's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. NRG Yield's generation capacity including this noncontrolling interest was 5,247 MWs.
In addition to the facilities owned or leased in the table above, the Company entered into partnerships to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 247 MW based on cash to be distributed. For further discussions, refer to Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the Consolidated Financial Statements.
The following table summarizes the Company's thermal steam and chilled water facilities as of December 31, 2017:

Name and Location of Facility	Thermal Energy Purchaser	% Owned	Rated Megawatt Thermal Equivalent Capacity (MWt)	Net Megawatt Thermal Equivalent Capacity (MWt)	Generating Capacity
NRG Energy Center Minneapolis, MN	Approx. 100 steam and 55 chilled water customers	100	322 136	322 136	Steam: 1,100 MMBtu/hr. Chilled water: 38,700 tons
NRG Energy Center San Francisco, CA	Approx. 180 steam customers	100	133	133	Steam: 454 MMBtu/hr.
NRG Energy Center Omaha, NE	Approx. 60 steam and 65 chilled water customers	100 12(a) 100 0(a)	142 73 77 26	142 9 77 0	Steam: 485 MMBtu/hr Steam: 250 MMBtu/hr Chilled water: 22,000 tons Chilled water: 7,250 tons
NRG Energy Center Harrisburg, PA	Approx. 125 steam and 5 chilled water customers	100	108 13	108 13	Steam: 370 MMBtu/hr. Chilled water: 3,600 tons
NRG Energy Center Phoenix, AZ	Approx. 35 chilled water customers	24(a) 100 12(a) 0(a)	5 104 14 28	1 104 2 0	Steam: 17 MMBtu/hr Chilled water: 29,600 tons Chilled water: 3,920 tons Chilled water: 8,000 tons
NRG Energy Center Pittsburgh, PA	Approx. 25 steam and 25 chilled water customers	100	88 49	88 49	Steam: 302 MMBtu/hr. Chilled water: 13,874 tons
NRG Energy Center San Diego, CA	Approx. 20 chilled water customers	100	31	31	Chilled water: 8,825 tons
NRG Energy Center Dover, DE	Kraft Heinz Company; Proctor and Gamble	100	66	66	Steam: 225 MMBtu/hr.
NRG Energy Center Princeton, NJ	Princeton HealthCare System	100	21 17	21 17	Steam: 72 MMBtu/hr. Chilled water: 4,700 tons
	Total Generating Capacity (MWt)		1,453	1,319

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
Distributions
The following table lists the distributions paid on the Company's Class A, Class B, Class C and Class D units during the year ended December 31, 2017:

	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2016
Distributions per Class A and Class B unit	$0.288	$0.28	$0.27	$0.260
Distributions per Class C and Class D unit	$0.288	$0.28	$0.27	$0.260
On February 15, 2018, the Company declared a quarterly distribution on its Class A, Class B, Class C and Class D units of $0.298 per unit payable on March 15, 2018.

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

	Fiscal year ended December 31,
(In millions)	2017	2016	2015	2014	2013
Statement of Income Data:
Operating Revenues
Total operating revenues	$1,009	$1,035	$968	$844	$451
Operating Costs and Expenses
Cost of operations	326	308	323	279	156
Depreciation and amortization	334	303	303	240	98
Impairment losses	44	185	1	—	—
General and administrative	19	14	10	8	7
Acquisition-related transaction and integration costs	3	1	3	4	—
Total operating costs and expenses	726	811	640	531	261
Operating Income	283	224	328	313	190
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	71	60	31	22	27
Other income, net	4	3	3	6	4
Loss on debt extinguishment	(3)	—	(9)	(1)	—
Interest expense	(293)	(272)	(258)	(217)	(72)
Total other expense, net	(221)	(209)	(233)	(190)	(41)
Income Before Income Taxes	62	15	95	123	149
Income tax expense (benefit)	—	—	—	—	(3)
Net Income	62	15	95	$123	$152
Less: Net (loss) income attributable to noncontrolling interests	(75)	(111)	(62)	9	—
Net Income Attributable to NRG Yield LLC	$137	$126	$157	$114	$152

Other Financial Data:
Capital expenditures	$31	$20	$29	$79	$790
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$516	$577	$424	$363	$174
Investing activities	(283)	(131)	(1,098)	(760)	(987)
Financing activities	(416)	(202)	354	767	853
Balance Sheet Data (at period end):
Cash and cash equivalents	$146	$321	$110	$430	$60
Property, plant and equipment, net	5,204	5,554	5,980	6,119	3,488
Total assets	8,154	8,746	8,759	8,930	4,831
Long-term debt, including current maturities	5,845	6,069	5,692	5,828	2,916
Total liabilities	6,146	6,382	6,054	6,173	3,221
Total members' equity	2,008	2,364	2,705	2,757	1,610

Item 7 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations, which were recast to include the effect of the Drop Down Assets acquired from NRG. As further discussed in Item 15 — Note 1, Nature of Business, to the Consolidated Financial Statements, the purchases of these assets were accounted for in accordance with ASC 805-50, Business Combinations - Related Issues, whereas the assets and liabilities transferred to the Company relate to interests under common control by NRG and, accordingly, were recorded at historical cost. The difference between the cash proceeds and historical value of the net assets was recorded as a distribution to/from NRG and offset to the noncontrolling interest on the Company's consolidated balance sheet. In accordance with GAAP, the Company prepared its consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period, or from the date the entities were under common control (if later than the beginning of the financial statements period).
As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-K, which present the results of operations for the years ended December 31, 2017, 2016 and 2015. Also refer to Item 1 — Business and Item 1A — Risk Factors, which include detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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

Executive Summary
Introduction and Overview
The Company is a dividend growth-oriented company that has historically served as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. The Company believes it is well positioned to be a premier company for investors seeking stable and growing distribution income from a diversified portfolio of lower-risk high-quality assets.
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 5,118 net MW. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The average remaining contract duration of these offtake agreements was approximately 15 years as of December 31, 2017, based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.

Strategic Sponsorship with Global Infrastructure Partners
On February 6, 2018, Global Infrastructure Partners, or GIP, entered into a purchase and sale agreement with NRG, or the NRG Transaction, for the acquisition of NRG’s full ownership interest in NRG Yield, Inc. and NRG’s renewable energy development and operations platform. The NRG Transaction is subject to certain closing conditions, including customary legal and regulatory approvals. The Company expects the NRG Transaction to close in the second half of 2018.

In connection with the NRG Transaction, the Company entered into a Consent and Indemnity Agreement with NRG and GIP setting forth key terms and conditions of the Company's consent to the NRG Transaction. Key provisions of the Consent and Indemnity Agreement include:

Minimized impact to CAFD from potential change in control costs — No more than $10 million in reduced annual CAFD on a recurring basis that would result from changes in the Company's cost structure or any impact from various consents.
Enhanced ROFO pipeline — Upon closing, the Company will enter into a new ROFO agreement with GIP that immediately adds 550 MW to the current pipeline. The NRG ROFO Agreement will be amended to remove the Ivanpah solar facility.

Financial cooperation and support — GIP has arranged a $1.5 billion backstop credit facility to manage any change of control costs associated with the Company's corporate debt. GIP has also committed to provide up to $400 million in financial support, if necessary, for the purchase of the Carlsbad Energy Center.

Voting and Governance Agreement — As part of the NRG Transaction, the parties have agreed to enter into a voting and governance agreement, which would provide that:

•	the Chief Executive Officer of Yield, Inc. will at all times be a full-time Yield, Inc. employee appointed by the Board of Directors, or the Board, of Yield, Inc.;

•
the parties thereto will use their commercially reasonable efforts to submit to Yield, Inc.’s stockholders at Yield, Inc.'s 2019 Annual Meeting of Stockholders a charter amendment to classify the Board into two classes (with the independent directors and directors designated by an affiliate of GIP allocated across the two classes); and

•
the Board will be expanded to nine members at the closing of the NRG Transaction, comprised at that date of five directors designated by GIP, three independent directors and Yield, Inc.’s Chief Executive Officer.

Significant Events
NRG Transaction

•
On February 6, 2018, NRG entered into agreements with GIP for the sale of 100% of its interest in NRG Yield, Inc. and its renewable energy development and operations platform. In connection with this, the Company entered into a Consent and Indemnity Agreement with NRG and GIP. For further discussion, refer to Item 1 — Business.

Drop Down Assets Acquisitions
On February 6, 2018, the Company entered into an agreement with NRG to purchase its interest in Carlsbad Energy Holdings LLC, which indirectly owns the Carlsbad project, a 527 MW natural gas fired project in Carlsbad, CA. The purchase price for the transaction is $365 million in cash consideration, subject to working capital and other adjustments. The transaction is expected to close in the fourth quarter of 2018 and is contingent upon the consummation of the NRG Transaction.

•
On January 24, 2018, the Company entered into an agreement with NRG to acquire 100% of NRG's ownership interest in Buckthorn Solar for total consideration of $42 million, subject to adjustments, and is expected to close in the first quarter of 2018.

•	As discussed in Item 15 — Note 3, Business Acquisitions, to the Consolidated Financial Statements, the Company acquired the following:

◦
On November 1, 2017, a 38 MW solar portfolio primarily comprised of assets from NRG's Solar Power Partners (SPP) funds and other projects developed by NRG, or the November 2017 Drop Down Assets, for cash consideration of $74 million plus assumed non-recourse debt of $26 million. During the quarter ended September 30, 2017, NRG recorded an impairment of $13 million related to the November 2017 Drop Down Assets.

◦
On August 1, 2017, the remaining 25% interest in NRG Wind TE Holdco, a portfolio of 12 wind projects, from NRG for total cash consideration of $44 million. The purchase agreement also included potential additional payments to NRG dependent upon actual energy prices for merchant periods beginning in 2027, which were estimated and accrued as contingent consideration in the amount of $8 million as of December 31, 2017.

◦
On March 27, 2017, the following entities: Agua Caliente Borrower 2 LLC and NRG's interests in the Utah Solar Portfolio, for cash consideration of $132 million. The Company recorded the acquired interests as equity method investments. The Company also assumed non-recourse debt of $41 million and $287 million on Agua Caliente Borrower 2 LLC and the Utah Solar Portfolio.

Impairment Losses

•
During the fourth quarter of 2017, the Company recorded asset impairment losses of $31 million, with respect to Elbow Creek and Forward projects from the Renewables segment. For further discussion, refer to Management’s discussion of the results of operations for the years ended December 31, 2017 and 2016 and Critical Accounting Policies in this Item 7 below, as well as Item 15 — Note 9, Asset Impairments, to the Consolidated Financial Statements.

Financing Activities

•
On February 6, 2018, NRG Yield Operating LLC and NRG Yield LLC amended the revolving credit facility to modify the change of control provisions to permit the consummation of the NRG Transaction, and also to permit NRG Yield Operating LLC, NRG Yield LLC and certain subsidiaries to incur up to $1.5 billion of unsecured indebtedness in order to repurchase or make other required cash payments, in each case if applicable, with respect to NRG Yield Operating LLC’s outstanding senior notes and NRG Yield's outstanding convertible notes in connection with the NRG Transaction.

•
On March 16, 2017, NRG Energy Center Minneapolis LLC, a subsidiary of the Company, amended the shelf facility of its existing Thermal financing arrangement to allow for the issuance of an additional $10 million of Series F notes at a 4.60% interest rate, or the Series F Notes, increasing the total principal amount of notes available for issuance under the shelf facility to $80 million. The Series F Notes are secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries.

•
During the year ended December 31, 2017, NRG Yield, Inc. issued 1,921,866 shares of Class C common stock under the ATM Program for gross proceeds of $35 million and incurred commission fees of $346 thousand, as described in Sources of Liquidity in this Item 7.

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
Operational Matters
Walnut Creek Forced Outage
During the first half of 2017, Walnut Creek experienced forced outages due to mechanical failures of turbine parts that caused downstream damage to several of the plant's Units, primarily Unit 1. The repairs necessary to return Unit 1 to service were completed in the second quarter of 2017 and the plant has performed reliably since then. The estimated cost of this outage is approximately $2 million after the recovery of insurance proceeds. Also, during 2017, the Company recorded a loss on disposal of assets of $14 million, in relation to the Unit 1 forced outage. In the third quarter of 2017, the Company, through Walnut Creek, executed an amendment to the contractual service agreement with the original equipment manufacturer to improve long term reliability. The amendment provides for the original equipment manufacturer to perform all required, currently available and future turbine reliability upgrades, and collateral damage reimbursement rights in exchange for an investment of $15 million that would be paid over the next five years, of which $8 million is expected to be paid in 2018.
El Segundo Forced Outage
In January 2017, the El Segundo Energy Center began a forced outage on Units 5 and 6 due to increasing vibrations on successive operations at Unit 5. In consultation with the Company’s operations and maintenance service provider, a subsidiary of NRG, the Company elected to replace the rotor on Unit 5. Both Unit 5 and 6 returned to service on February 24, 2017. In July 2017, the Company executed a warranty settlement agreement with the original equipment manufacturer that reduced total cost from $12 million to $5 million.

Consolidated Results of Operations
2017 compared to 2016
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2017	2016	Change
Operating Revenues
Energy and capacity revenues	$1,078	$1,104	$(26)
Contract amortization	(69)	(69)	—
Total operating revenues	1,009	1,035	(26)
Operating Costs and Expenses
Cost of fuels	63	61	2
Emissions credit amortization	—	6	(6)
Operations and maintenance	197	176	21
Other costs of operations	66	65	1
Depreciation and amortization	334	303	31
Impairment losses	44	185	(141)
General and administrative	19	14	5
Acquisition-related transaction and integration costs	3	1	2
Total operating costs and expenses	726	811	(85)
Operating Income	283	224	59
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	71	60	11
Other income, net	4	3	1
Loss on debt extinguishment	(3)	—	(3)
Interest expense	(293)	(272)	(21)
Total other expense, net	(221)	(209)	(12)
Net Income	62	15	47
Less: Net loss attributable to noncontrolling interests	(75)	(111)	36
Net Income Attributable to NRG Yield LLC	$137	$126	$11

	Year ended December 31,
Business metrics:	2017	2016
Renewables MWh generated/sold (in thousands) (a)	6,844	7,291
Conventional MWh generated (in thousands) (a)(b)	1,809	1,697
Thermal MWt sold (in thousands)	1,926	1,966
Thermal MWh sold (in thousands) (c)	35	71

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.
(c) MWh sold do not include 72 and 204 MWh generated by NRG Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing during the years ended December 31, 2017 and December 31, 2016, respectively, as further described in Item 15 — Note 13, Related Party Transactions, to the Consolidated Financial Statements.

Management’s discussion of the results of operations for the years ended December 31, 2017 and 2016
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin for the years ended December 31, 2017 and 2016:

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2017
Energy and capacity revenues	$341	$563	$174	$1,078
Cost of fuels	(1)	—	(62)	(63)
Contract amortization	(5)	(62)	(2)	(69)
Gross margin	335	501	110	946
Contract amortization	5	62	2	69
Economic gross margin	$340	$563	$112	$1,015

Year ended December 31, 2016
Energy and capacity revenues	$338	$594	$172	$1,104
Cost of fuels	(1)	—	(60)	(61)
Contract amortization	(5)	(62)	(2)	(69)
Emissions credit amortization	(6)	—	—	(6)
Gross margin	326	532	110	968
Contract amortization	5	62	2	69
Emissions credit amortization	6	—	—	6
Economic gross margin	$337	$594	$112	$1,043

Gross margin decreased by $22 million and economic gross margin decreased by $28 million during the year ended December 31, 2017, compared to the same period in 2016, primarily due to:

(In millions)
Renewables:
A 7% decrease in volume generated by wind projects, due to lower wind resources at the Alta Wind and NRG Wind TE Holdco projects	$(31)
Conventional:
Higher revenues due to 2016 higher priced peak season forced outages, as well as additional start-up revenue from Marsh Landing in 2017	3
Decrease in economic gross margin	$(28)
Emissions credit amortization of NOx allowances at Walnut Creek and El Segundo in compliance with amendments to the Regional Clean Air Incentives Market program in 2016	6
Decrease in gross margin	$(22)
Operations and Maintenance Expense

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2017	$52	$97	$48	$197
Year ended December 31, 2016	32	96	48	176

Operations and maintenance expense increased by $21 million during the year ended December 31, 2017, compared to the same period in 2016, due to the forced outages in the Conventional segment.  The Company recorded higher operations and maintenance costs in Walnut Creek in connection with the Unit 1 forced outages that took place in April of 2017, including an increase of loss on disposal of assets of $12 million, as well as higher operations and maintenance costs in El Segundo due to the forced outages in Units 5 and Unit 6 that took place in January 2017.

Impairment Losses
The Company recorded impairment losses of $44 million and $185 million for the years ended December 31, 2017 and 2016, respectively.
During the fourth quarter of 2017, as the Company updated its estimated cash flows in connection with the preparation and review of the Company’s annual budget, it was determined that both Elbow Creek and Forward projects were impaired due to the continued declining merchant power prices in the post contract periods. As a result, the Company recorded impairment losses of $26 million and $5 million for the Elbow Creek and Forward projects, respectively.
In addition, in connection with the sale of the November 2017 Drop Down Assets, it was identified that undiscounted cash flows were lower than the book value of certain SPP funds and NRG recorded an impairment expense of $13 million. In accordance with the guidance for transfer of assets under common control, the impairment is reflected in the Company's consolidated statements of operations for the period ended December 31, 2017.
During the fourth quarter of 2016, as the Company updated its estimated cash flows in connection with the preparation and review of the Company's annual budget, it was determined that the cash flows for the Elbow Creek and Goat Wind projects and the Forward project were below the carrying value of the related assets, primarily driven by declining merchant power prices in post-contract periods, and that the assets were considered impaired. The Company recorded impairment losses of $117 million, $60 million and $6 million for Elbow Creek, Goat Wind, and Forward, respectively. The other impairments of $2 million related to the projects that were part of the November 2017 Drop Down Assets. Since the acquisition by the Company of the November 2017 Drop Down Assets related to transfer of assets under common control, these impairments were reflected in the Company's consolidated statements of operations for the period ending December 31, 2016. For further discussion see Item 15 — Note 9, Asset Impairments, to the Consolidated Financial Statements, as well as in Critical Accounting Policies and Estimates in this Item 7.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $11 million during the year ended December 31, 2017, compared to the same period in 2016, primarily due to higher earnings from the solar partnerships with NRG, as well as acquisition of the Utah Solar Portfolio in November 2016, partially offset by lower earnings from the San Juan Mesa investment.
Interest Expense
Interest expense increased by $21 million during the year ended December 31, 2017, compared to the same period in 2016 due to:

(In millions)
Assumption of the Utah Solar Portfolio debt in connection with the March 2017 Drop Down Assets	$14
Issuance of the 2026 Senior Notes in the third quarter of 2016	11
Issuance of new project level debt in the second half of 2016 and 2017 partially offset by the lower principal balances on project level debt in 2017	1
Higher borrowings in 2016 on the revolving credit facility	(5)
$21
Income Attributable to Noncontrolling Interests
For the year ended December 31, 2017, the Company had a loss of $75 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method.
For the year ended December 31, 2016, the Company had a loss of $111 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method, which was primarily related to the impairment losses described above.

Consolidated Results of Operations
2016 compared to 2015
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2016	2015	Change
Operating Revenues
Energy and capacity revenues	$1,104	$1,024	$80
Contract amortization	(69)	(54)	(15)
Mark-to-market economic hedging activities	—	(2)	2
Total operating revenues	1,035	968	67
Operating Costs and Expenses
Cost of fuels	61	71	(10)
Emissions credit amortization	6	—	6
Operations and maintenance	176	180	(4)
Other costs of operations	65	72	(7)
Depreciation and amortization	303	303	—
Impairment losses	185	1	184
General and administrative	14	10	4
Acquisition-related transaction and integration costs	1	3	(2)
Total operating costs and expenses	811	640	171
Operating Income	224	328	(104)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	60	31	29
Other income, net	3	3	—
Loss on debt extinguishment	—	(9)	9
Interest expense	(272)	(258)	(14)
Total other expense, net	(209)	(233)	24
Net Income	15	95	(80)
Less: Net (loss) income attributable to noncontrolling interests	(111)	(62)	(49)
Net Income Attributable to NRG Yield LLC	$126	$157	$(31)

	Year ended December 31,
Business metrics:	2016	2015
Renewables MWh generated/sold (in thousands) (a)	7,291	6,463
Conventional MWh generated (in thousands) (a)(b)	1,697	2,487
Thermal MWt sold (in thousands)	1,966	1,946
Thermal MWh sold (in thousands) (c)	71	297

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.
(c) MWh sold do not include 204 MWh generated by NRG Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing during the year ended December 31, 2016, respectively, as further described in Item 15 — Note 13, Related Party Transactions, to the Consolidated Financial Statements.

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
The following tables present the composition of gross margin, as well as the reconciliation to economic gross margin for the years ended December 31, 2016 and 2015:

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2016
Energy and capacity revenues	$338	$594	$172	$1,104
Cost of fuels	(1)	—	(60)	(61)
Contract amortization	(5)	(62)	(2)	(69)
Emissions credit amortization	(6)	—	—	(6)
Gross margin	$326	$532	$110	$968
Contract amortization	5	62	2	69
Emissions credit amortization	6	—	—	6
Economic gross margin	$337	$594	$112	$1,043

Year ended December 31, 2015
Energy and capacity revenues	$341	$507	$176	$1,024
Cost of fuels	(1)	(1)	(69)	(71)
Contract amortization	(5)	(47)	(2)	(54)
Mark-to-market for economic hedging activities	—	(2)	—	(2)
Gross margin	$335	$457	$105	$897
Contract amortization	5	47	2	54
Mark-to-market for economic hedging activities	—	2	—	2
Economic gross margin	$340	$506	$107	$953

Gross margin increased by $71 million and economic gross margin increased by $90 million during the year ended December 31, 2016, compared to the same period in 2015, driven by:

Renewables:	(In millions)
26% increase in volume generated at the Alta wind projects, as well as a 7% increase in generation at other Wind projects. Additionally, there was an increase of $4 million in economic gross margin due to the acquisition of Spring Canyon in May 2015	$61
Increase in average price per MWh due to higher pricing in the Alta X and XI PPAs which were effective in January 2016, compared with merchant prices in 2015	27
Thermal:
Higher sales volume in 2016 as a result of milder weather in 2015, as well as the completion of a project for a new customer in the second half of the year	5
Conventional:
Lower revenues at Walnut Creek as a result of forced outages in 2016, partially offset by higher revenues at El Segundo in 2016 as a result of forced outages in 2015	(3)
Increase in economic gross margin	$90
Higher contract amortization primarily for the Alta X and XI PPAs, which began in January 2016	(15)
Emissions credit amortization of NOx allowances at Walnut Creek and El Segundo in compliance with amendments to the Regional Clean Air Incentives Market program	(6)
Unrealized losses on forward contracts prior to the start of the PPA for Elbow Creek which began October 2015	2
Increase in gross margin	$71
Operations and Maintenance Expense

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2016	$32	$96	$48	$176
Year ended December 31, 2015	30	99	51	180
Operations and maintenance expense decreased by $4 million during the year ended December 31, 2016, compared to the same period in 2015, driven by:

(In millions)
Increase in Conventional segment primarily due to Walnut Creek forced outages in 2016, compared to the forced outages at El Segundo in 2015	$2
Decrease in Renewables segment primarily due to insurance proceeds received at Wildorado in 2016 in connection with a 2014 wind outage claim	(3)
Decrease in Thermal segment primarily due to acceleration of maintenance work on thermal facilities into 2015	(3)
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

Impairment Losses
For the year ended December 31, 2016, the Company recorded impairment losses of $185 million, primarily due to the impairments of property, plant and equipment for Elbow Creek, Goat Wind, and Forward, as further described in Item 15 — Note 9, Asset Impairments, to the Consolidated Financial Statements, as well as in Critical Accounting Policies and Estimates in this Item 7 below. Because the projects were acquired from NRG and related to interests under common control by NRG, the property, plant and equipment for these assets was recorded at historical cost of $298 million rather than estimated fair value of $132 million at the acquisition date. The three projects were acquired as part of the November 2015 Drop Down Assets.  As discussed in Item 15 — Note 3, Business Acquisitions, the historical cost for November 2015 Drop Down Assets was $369 million for the net assets, which was higher than the fair value paid of $207 million.  The difference between the historical cost of net assets and the fair value paid for the November 2015 Drop Down Assets was recorded to contributed capital on the Company’s consolidated balance sheet.
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
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $29 million during the year ended December 31, 2016, compared to the same period in 2015, primarily due to an increase in equity earnings from Desert Sunlight, which was acquired in June 2015, DGPV Holdco 1 and RPV Holdco, partially offset by losses from Elkhorn Ridge.
Interest Expense
Interest expense increased by $14 million during the year ended December 31, 2016, compared to the same period in 2015, due to:

(In millions)
Amortization of the fair value of interest rate swaps primarily acquired with the January 2015 Drop Down Assets and November 2015 Drop Down Assets	$10
Issuance of 2026 Senior Notes in August 2016	7
Utah Solar Portfolio debt assumed in connection with the March 2017 Drop Down Assets	6
Intercompany debt issued with Yield, Inc. in 2015, due 2020	5
Issuance of 2037 CVSR Holdco Notes in July 2016	4
Higher revolving credit facility borrowings in 2016	2
Repricing of project-level financing arrangements and lower principal balances	(20)
$14
Income Attributable to Noncontrolling Interests
For the year ended December 31, 2016, the Company had a loss of $111 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method, which was primarily related to the impairment losses described above. For the year ended December 31, 2015, the Company had a loss of $62 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method.

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
Current Liquidity Position
As of December 31, 2017 and 2016, the Company's liquidity was approximately $680 million and $932 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility.

	As of December 31,
	2017	2016
	(In millions)
Cash and cash equivalents	$146	$321
Restricted cash - operating	86	76
Restricted cash - reserves	82	100
Total	314	497
Total credit facility availability	366	435
Total liquidity	$680	$932
The Company's liquidity includes $168 million and $176 million of restricted cash balances as of December 31, 2017 and 2016, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. Of these funds as of December 31, 2017, approximately $25 million is designated for current debt service payments, $25 million is designated to fund operating expenses and $36 million is designated for distributions to the Company, with the remaining $82 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures.
The Company's various financing arrangements are described in Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements. As of December 31, 2017, $55 million of borrowings and $74 million of letters of credit were outstanding under the revolving credit facility.
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

NRG Transaction and Related Liquidity Considerations
On February 6, 2018, NRG entered into agreements for the sale of 100% of its interest in NRG Yield, Inc. and its renewable energy development and operations platform, or the NRG Transaction. In connection with this, the Company entered into a Consent and Indemnity Agreement with NRG and Global Infrastructure Partners. For further discussion of the NRG Transaction and the related ROFO impacts, refer to Item 1 — Business, as well as, Item 15 — Note 1, Nature of Business.
As part of the Consent and Indemnity Agreement, GIP has arranged a $1.5 billion backstop credit facility to manage any change of control costs associated with NRG Yield's corporate debt. In addition, GIP has committed to provide $400 million in financing support for the Carlsbad Energy Center transaction, which would be exercised if necessary.
On February 6, 2018, NRG Yield Operating LLC and NRG Yield LLC amended the revolving credit facility to modify the change of control provisions to permit the consummation of the NRG Transaction, and also to permit NRG Yield Operating LLC, NRG Yield LLC and certain subsidiaries to incur up to $1.5 billion of unsecured indebtedness in order to repurchase or make other required cash payments, in each case if applicable, with respect to NRG Yield Operating LLC’s outstanding senior notes and NRG Yield's outstanding convertible notes in connection with the NRG Transaction.
Credit Ratings
Credit rating agencies rate a firm's public debt securities. These ratings are utilized by the debt markets in evaluating a firm's credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Company's ability to pay principal, interest and preferred dividends. Rating agencies evaluate a firm's industry, cash flow, leverage, liquidity, and hedge profile, among other factors, in their credit analysis of a firm's credit risk. As of December 31, 2017, the Company's 2024 Senior Notes and 2026 Senior Notes are rated BB by S&P and Ba2 by Moody's. The ratings outlook is stable.
On February 7, 2018, S&P and Moody's reaffirmed the ratings outlook as stable.
Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities by Yield, Inc. or the Company as appropriate given market conditions. As described in Item 15— Note 10, Long-term Debt, to the Consolidated Financial Statements, and above in Significant Events During the Year Ended December 31, 2017, the Company's financing arrangements consist of the revolving credit facility, the 2024 Senior Notes, the 2026 Senior Notes, its intercompany borrowings with Yield, Inc. and project-level financings for its various assets.
At-the-Market Equity Offering Program
In 2016, NRG Yield, Inc. entered into an equity distribution agreement, or EDA, with Barclays Capital Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as sales agents. Pursuant to the terms of the EDA, NRG Yield, Inc. may offer and sell shares of its Class C common stock par value $0.01 per share, from time to time through the sales agents, as NRG Yield, Inc.’s sales agents for the offer and sale of the shares, up to an aggregate sales price of $150,000,000 through an at-the-market equity offering program, or ATM Program. NRG Yield, Inc. may also sell shares of its Class C common stock to any of the sales agents, as principals for its own account, at a price agreed upon at the time of sale. As of December 31, 2017, Yield, Inc. issued 1,921,866 shares of Class C common stock under the ATM Program for gross proceeds of $35 million and incurred commission fees of $346 thousand. At December 31, 2017, approximately $115 million of Class C common stock remains available for issuance under the ATM Program. Yield, Inc. used the net proceeds to acquire 1,921,866 Class C units from Yield LLC.
Thermal Financing
On March 16, 2017, NRG Energy Center Minneapolis LLC, a subsidiary of the Company, amended the shelf facility of its existing Thermal financing arrangement to allow for the issuance of an additional $10 million of Series F notes at a 4.60% interest rate, or the Series F Notes, increasing the total principal amount of notes available for issuance under the shelf facility to $80 million. The Series F Notes are secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries.

Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 15 — Note 10, Long-term Debt to the Consolidated Financial Statements; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) distributions.
Debt Service Obligations
Principal payments on debt as of December 31, 2017, are due in the following periods:

Description	2018	2019	2020	2021	2022	There - after	Total
	(In millions)
Long-term debt - affiliate, due 2019	$—	$337	$—	$—	$—	$—	$337
Long-term debt - affiliate, due 2020	—	—	281	—	—	—	281
NRG Yield Operating LLC Senior Notes, due 2024	—	—	—	—	—	500	500
NRG Yield Operating LLC Senior Notes, due 2026	—	—	—	—	—	350	350
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019	—	55	—	—	—	—	55
Total Corporate-level debt	—	392	281	—	—	850	1,523
Project-level debt:
Agua Caliente Borrower 2, due 2038	1	1	1	1	1	36	41
Alpine, due 2022	8	8	8	8	103	—	135
Alta Wind I - V lease financing arrangements, due 2034 and 2035	40	41	45	45	47	708	926
CVSR, due 2037	26	24	21	23	25	627	746
CVSR Holdco Notes, due 2037	6	6	6	7	9	160	194
El Segundo Energy Center, due 2023	48	49	53	57	63	130	400
Energy Center Minneapolis, due 2025	7	11	11	11	11	32	83
Energy Center Minneapolis Series D Notes, due 2031	—	—	—	—	—	125	125
Laredo Ridge, due 2028	5	5	6	6	7	66	95
Marsh Landing, due 2023	55	57	60	62	65	19	318
Tapestry, due 2021	11	11	11	129	—	—	162
Utah Solar Portfolio, due 2022	12	14	13	13	226	—	278
Viento, due 2023	16	18	16	16	17	80	163
Walnut Creek, due 2023	45	47	49	52	55	19	267
Other	26	30	69	25	24	269	443
Total project-level debt	306	322	369	455	653	2,271	4,376
Total debt	$306	$714	$650	$455	$653	$3,121	$5,899
Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance, and growth capital expenditures, consisting of costs to construct new assets, costs to complete the construction of assets where construction is in process, and capital expenditures related to acquiring additional thermal customers. For the years ended December 31, 2017, 2016, and 2015, the Company used approximately $31 million, $20 million, and $29 million, respectively, to fund capital expenditures, including maintenance capital expenditures of $27 million, $16 million and $20 million, respectively. Growth capital expenditures in 2017 were in primarily in the Thermal segment and relate to servicing new customers in district energy centers. Growth capital expenditures in 2016 and 2015 primarily related to the servicing new customers in district energy centers within the Thermal segment and construction of the Company's solar generating assets. The Company develops annual capital spending plans based on projected requirements for maintenance and growth capital. The Company estimates $32 million of maintenance expenditures for 2018. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.
Acquisitions and Investments

The Company intends to acquire generation and thermal infrastructure assets developed and constructed by NRG or other third parties in the future, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.
On February 24, 2017, the Company amended and restated the ROFO Agreement, expanding the ROFO Assets pipeline with the addition of 234 net MW of utility-scale solar projects, consisting of Buckthorn Solar, a 154 net MW solar facility in Texas, and Hawaii solar projects, which have a combined capacity of 80 net MW.
On February 6, 2018, the Company entered into an agreement with NRG to purchase 100% of the membership interests in Carlsbad Energy Holdings LLC, which indirectly owns the Carlsbad project, a 527 MW natural gas fired project in Carlsbad, CA, pursuant to the ROFO Agreement. The purchase price for the transaction is $365 million in cash consideration, subject to customary working capital and other adjustments. The transaction is expected to close during the fourth quarter of 2018 and is contingent upon the consummation of the NRG Transaction.
On January 24, 2018, the Company entered into an agreement with NRG to purchase 100% of NRG's ownership interest in Buckthorn Solar pursuant to the ROFO Agreement for cash consideration of $42 million, subject to other adjustments. The transaction is expected to close during the first quarter of 2018.
As discussed in Item 1 — Note 3, Business Acquisitions, the Company completed the following acquisitions in 2017:
November 2017 Drop Down Assets — On November 1, 2017, the Company acquired a 38 MW solar portfolio primarily comprised of assets from NRG's Solar Power Partners (SPP) funds and other projects developed by NRG, for cash consideration of $74 million, including a working capital adjustment of $3 million, plus assumed non-recourse debt of $26 million.
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
March 2017 Drop Down Assets — On March 27, 2017, the Company acquired the following interests from NRG: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the ROFO Assets, representing ownership of approximately 46 net MW of capacity, and (ii) NRG's interests in seven utility-scale solar farms located in Utah, which are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, from which the Company would receive 50% of cash to be distributed. The Company paid cash consideration of $132 million,
Investment Partnership with NRG
On September 26, 2017, the Company entered into an additional partnership with NRG by forming NRG DGPV Holdco 3 LLC, or DGPV Holdco 3, in which the Company would invest up to $50 million in an operating portfolio of distributed solar assets, primarily comprised of community solar projects, developed by NRG. The Company owns approximately 43 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of approximately 20 years as of December 31, 2017.
During the year ended December 31, 2017, the Company invested $64 million in distributed generation partnerships with NRG.
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

The following table lists the distributions paid on the Company's Class A, Class B, Class C and Class D units during the year ended December 31, 2017:

	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Distributions per Class A and Class B unit	$0.288	$0.28	$0.27	$0.26
Distributions per Class C and Class D unit	$0.288	$0.28	$0.27	$0.26
On February 15, 2018, the Company declared a quarterly distribution on its Class A, Class B, Class C and Class D units of $0.298 per unit payable on March 15, 2018.

Cash Flow Discussion
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table reflects the changes in cash flows for the year ended December 31, 2017, compared to 2016:

Year ended December 31,	2017	2016	Change
(In millions)
Net cash provided by operating activities	$516	$577	$(61)
Net cash used in investing activities	(283)	(131)	(152)
Net cash used in financing activities	(416)	(202)	(214)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Decrease in operating income adjusted for non-cash items driven by primarily by lower revenues in the Renewables segment in 2017 compared to 2016	$(63)
Decrease in working capital driven primarily by the timing of accounts receivable collections, and inventory build up in the Renewables segment in connection with the transition to self operations, as well as higher prepaid expenses in 2017 compared to 2016	(12)
Higher distributions from unconsolidated affiliates primarily due to the acquisition of the Utah Solar Portfolio, which was acquired by the Company in March 2017 and by NRG in November 2016	14
$(61)
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments for the acquisition of the March 2017, August 2017, and November 2017 Drop Down Assets in 2017 compared to the payments made for the CVSR Drop Down in 2016	$(173)
Higher return of investment from unconsolidated affiliates combined with lower investments primarily in DGPV HoldCo entities in 2017	29
Higher capital expenditures primarily related to maintenance capital expenditures at Walnut Creek as a result of the forced outages in 2017	(11)
Higher insurance proceeds in 2017 in the Conventional segment compared to the insurance proceeds in 2016 in the Renewables segment	3
$(152)
Net Cash Used In Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Increase in net contributions from noncontrolling interests due to higher production-based payments in 2017 compared to 2016	$8
Lower net payments of distributions to NRG for the Drop Down Assets relating to the pre-acquisition period in 2017 compared to 2016	164
Proceeds from the issuance of Class C units	33
Net payments of $306 million under the revolving credit facility in 2016 compared to proceeds of $55 million in 2017	361
Higher borrowing in 2016, primarily related to the 2026 Senior Notes and CVSR Holdco Notes due 2037 partially offset by higher repayments of long-term debt in 2017	(751)
Increase in distributions paid to unit holders	(29)
$(214)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table reflects the changes in cash flows for the year ended December 31, 2016, compared to 2015:

Year ended December 31,	2016	2015	Change
(In millions)
Net cash provided by operating activities	$577	$424	$153
Net cash used in investing activities	(131)	(1,098)	967
Net cash (used in) provided by financing activities	(202)	354	(556)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items driven by higher revenues mainly in the Renewables segment in 2016 compared to 2015	$120
Changes in working capital driven primarily by the timing of accounts receivable collections in 2015 compared to 2016	35
Lower distributions from unconsolidated affiliates	(2)
$153
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments to acquire businesses, net of cash acquired, in 2015	$37
Higher payments for the acquisition of the January 2015 and November 2015 Drop Down Assets in 2015 compared to the payments made for the CVSR Drop Down in 2016	621
Decrease in capital expenditures primarily due to the completion of a project in the Thermal segment in 2015, as well as lower maintenance capital expenditures in 2016	9
Higher net investments in unconsolidated affiliates in 2015, primarily due to investment in Desert Sunlight	305
Other	(5)
$967
Net Cash (Used In) Provided By Financing Activities

Changes in net cash provided by financing activities were driven by:	(In millions)
Higher payments of distributions to NRG from Drop Down Assets prior to the acquisition dates	$(105)
Proceeds from sale of an economic interest in Alta TE Holdco in 2015, as further described in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, compared to lower net contributions from tax equity investors in 2016	(117)
Proceeds from the issuance of Class C units in 2015	(599)
Increase in distributions paid to unit holders	(34)
Net repayments of $306 million under the revolving credit facility in 2016 compared to the net borrowings of $306 million in 2015	(612)
Issuance of the Series D Notes in October 2016, 2026 Senior Notes in August 2016, and CVSR Holdco Notes, due 2037 in July 2016, partially offset by lower debt principal payments throughout 2016, compared to 2015	919
Higher debt issuance costs paid in 2016	(8)
$(556)

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of December 31, 2017, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. NRG DGPV Holdco 1 LLC, NRG DGPV Holdco 2 LLC, NRG DGPV Holdco 3 LLC, NRG RPV Holdco 1 LLC and GenConn are variable interest entities for which the Company is not the primary beneficiary. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $777 million as of December 31, 2017. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Consolidated Financial Statements.
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

	By Remaining Maturity at December 31,
	2017					2016
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)
Long-term debt (including estimated interest)	$593	$1,856	$1,500	$3,907	$7,856	$8,328
Operating leases	9	18	18	151	196	199
Fuel purchase and transportation obligations	11	8	6	16	41	45
Other liabilities (a)	29	45	29	105	208	129
Total	$642	$1,927	$1,553	$4,179	$8,301	$8,701

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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2017, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2017. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 6, Fair Value of Financial Instruments, to the Consolidated Financial Statements.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2016	$(76)
Contracts realized or otherwise settled during the period	32
Changes in fair value	(2)
Fair value of contracts as of December 31, 2017	$(46)

	Fair value of contracts as of December 31, 2017
	Maturity
Fair Value Hierarchy Losses	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	16	15	9	6	46
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
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset, through considering project specific assumptions for long-term power pool prices, escalated future project operating costs and expected plant operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value may be determined by factoring in the probability weighting of different courses of action available to the Company as appropriate. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows or comparable values determined by transactions in the market. The Company uses its best estimates in making these evaluations and considers various factors, including forward price curves for energy, fuel costs and operating costs. However, actual future market prices and project costs could vary from the assumptions used in the Company's estimates, and the impact of such variations could be material.
Annually, during the fourth quarter, the Company revises its views of power prices, including the Company's fundamental view for long-term power prices, forecasted generation and operating and capital expenditures, in connection with the preparation of its annual budget.
The Company recorded certain long-lived asset impairments in 2017 and 2016, as described in Item 15 — Note 9, Asset Impairments, to the Consolidated Financial Statements, with respect to several wind projects.
During the fourth quarter of 2017, as the Company updated its estimated cash flows in connection with the preparation and review of the Company's annual budget, the Company determined that the cash flows for the Elbow Creek and Forward facilities were below the carrying value of the related assets, primarily driven by continued declining merchant power prices in post-contract periods, and that the assets were considered impaired. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach utilizes estimates of discounted future cash flows, which include key inputs, such as forecasted power prices, operations and maintenance expense, and discount rates. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets and recorded impairment losses of $26 million and $5 million for Elbow Creek and Forward, respectively.

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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million in the net value of derivatives as of December 31, 2017.
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
If all of the above swaps had been discontinued on December 31, 2017, the Company would have owed the counterparties $50 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2017, a 1% change in interest rates would result in an approximately $3 million change in market interest expense on a rolling twelve month basis.
As of December 31, 2017, the fair value of the Company's debt was $5,915 million and the carrying value was $5,899 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $306 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control — Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2017.
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
Item 14 — Principal Accounting Fees and Services
Audit and Nonaudit Fees
The following table presents fees for professional services rendered by KPMG LLP, the Company's principal independent registered public accounting firm, for the years ended December 31, 2017 and December 31, 2016.

	Year Ended December 31,
	2017	2016
Audit Fees	$1,916,700	$1,952,210
Audit-Related Fees	—	—
Tax Fees	12,700	79,269
All Other Fees	—	—
Total	$1,929,400	$2,031,479

Audit Fees
For 2017 and 2016 audit services, KPMG LLP billed the Company approximately $1,916,700 and $1,952,210, respectively, for the audit of the Company’s consolidated financial statements and the review of the Company’s quarterly consolidated financial statements on Form 10-Q that are customary under the standards of the Public Company Accounting Oversight Board (United States), and in connection with statutory audits.
Audit-Related Fees
There were no audit-related fees billed to the Company by KPMG LLP for 2017 or 2016.
Tax Fees
There were approximately $12,700 in tax fees billed to the Company by KPMG LLP for 2017, relating mainly to compliance work. There were approximately $79,269 in tax fees billed to the Company by KPMG LLP for 2016.
All Other Fees
There were no other fees billed to the Company by KPMG LLP for 2017 or 2016.

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

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of NRG Yield LLC and related notes thereto, together with the reports thereon of KPMG LLP, are included herein:
Consolidated Statements of Operations — Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income — Years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets — As of December 31, 2017 and 2016
Consolidated Statements of Cash Flows — Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Members' Equity — Years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
(a)(2) Not applicable
(a)(3) Exhibits: See Exhibit Index submitted as a separate section of this report
(b) Exhibits
See Exhibit Index submitted as a separate section of this report
(c) Not applicable

Report of Independent Registered Public Accounting Firm
The Members
NRG Yield LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NRG Yield LLC and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, members’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
(signed) KPMG LLP
We have served as the Company’s auditor since 2012.
Philadelphia, Pennsylvania
March 1, 2018

NRG YIELD LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions)	2017	2016 (a)	2015 (a)
Operating Revenues
Total operating revenues	$1,009	$1,035	$968
Operating Costs and Expenses
Cost of operations	326	308	323
Depreciation and amortization	334	303	303
Impairment losses	44	185	1
General and administrative	19	14	10
Acquisition-related transaction and integration costs	3	1	3
Total operating costs and expenses	726	811	640
Operating Income	283	224	328
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	71	60	31
Other income, net	4	3	3
Loss on debt extinguishment	(3)	—	(9)
Interest expense	(293)	(272)	(258)
Total other expense, net	(221)	(209)	(233)
Net Income	62	15	95
Less: Net loss attributable to noncontrolling interests	(75)	(111)	(62)
Net Income Attributable to NRG Yield LLC	$137	$126	$157

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2017	2016 (a)	2015 (a)
(In millions)
Net Income	$62	$15	$95
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivatives	17	13	(17)
Other comprehensive income (loss)	17	13	(17)
Comprehensive Income	79	28	78
Less: Comprehensive loss attributable to noncontrolling interests	(75)	(111)	(63)
Comprehensive Income Attributable to NRG Yield LLC	$154	$139	$141

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016 (a)
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$146	$321
Restricted cash	168	176
Accounts receivable — trade	96	96
Inventory	39	39
Notes receivable — current	13	16
Prepayments and other current assets	19	22
Total current assets	481	670
Property, plant and equipment, net	5,204	5,554
Other Assets
Equity investments in affiliates	1,178	1,152
Intangible assets, net	1,228	1,303
Other non-current assets	63	67
Total other assets	2,469	2,522
Total Assets	$8,154	$8,746
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current portion of long-term debt — external	$306	$323
Accounts payable — trade	27	23
Accounts payable — affiliate	48	40
Derivative instruments	17	33
Accrued expenses and other current liabilities	87	85
Total current liabilities	485	504
Other Liabilities
Long-term debt — external	4,921	5,128
Long-term debt — affiliate	618	618
Accounts payable — affiliate	—	9
Derivative instruments	31	46
Other non-current liabilities	91	77
Total non-current liabilities	5,661	5,878
Total Liabilities	6,146	6,382
Commitments and Contingencies
Members' Equity
Contributed capital	1,897	2,179
Retained earnings	17	44
Accumulated other comprehensive loss	(68)	(85)
Noncontrolling interest	162	226
Total Members' Equity	2,008	2,364
Total Liabilities and Members’ Equity	$8,154	$8,746

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016 (a)	2015 (a)
	(In millions)
Cash Flows from Operating Activities
Net (loss) income	$62	$15	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(71)	(60)	(31)
Distributions from unconsolidated affiliates	72	58	60
Depreciation and amortization	334	303	303
Amortization of financing costs	13	8	7
Amortization of intangibles and out-of-market contracts	70	76	55
Loss on debt extinguishment	3	—	9
Impairment losses	44	185	1
Changes in derivative instruments	(16)	(15)	(44)
Loss on disposal of asset components	16	6	3
Cash provided by (used in) changes in other working capital:
Changes in prepaid and accrued capacity payments	(4)	(8)	(12)
Changes in other working capital	(7)	9	(22)
Net Cash Provided by Operating Activities	516	577	424
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	—	—	(37)
Acquisition of Drop Down Assets, net of cash acquired	(250)	(77)	(698)
Capital expenditures	(31)	(20)	(29)
Cash receipts from notes receivable	17	17	17
Return of investment from unconsolidated affiliates	47	28	42
Investments in unconsolidated affiliates	(73)	(83)	(402)
Other	7	4	9
Net Cash Used in Investing Activities	(283)	(131)	(1,098)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	13	5	122
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	(20)	(184)	(79)
Proceeds from the issuance of class C units	33	—	599
Payments of distributions	(202)	(173)	(139)
Proceeds from the revolving credit facility	55	60	551
Payments for the revolving credit facility	—	(366)	(245)
Proceeds from issuance of long-term debt — external	41	740	6
Proceeds from issuance of long-term debt — affiliate	—	—	281
Payments of debt issuance costs	(4)	(15)	(7)
Payments for long-term debt — external	(332)	(269)	(735)
Net Cash (Used in) Provided by Financing Activities	(416)	(202)	354
Net (Decrease) Increase in Cash and Cash Equivalents	(183)	244	(320)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	497	253	573
Cash, Cash Equivalents and Restricted Cash at End of Period	$314	$497	$253

Supplemental Disclosures
Interest paid, net of amount capitalized	$(297)	$(271)	$(279)
Non-cash investing and financing activities:
Additions to fixed assets for accrued capital expenditures	4	3	3
Non-cash return of capital and distributions to NRG, net of contributions	$(2)	$65	$(9)

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

(In millions)	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members' Equity
Balances at December 31, 2014 (a)	$2,308	$133	$(80)	$334	$2,695
Members' equity - Acquired Drop Down Assets	208	(9)	(2)	(135)	62
Balances at December 31, 2014	$2,516	$124	$(82)	$199	$2,757
Net income (loss) (b)	—	157	—	(62)	95
Unrealized loss on derivatives	—	—	(16)	(1)	(17)
Payment for January 2015 and November 2015 Drop Down Assets	(698)	—	—	—	(698)
Distributions and returns of capital to NRG, net of contributions (b)	(38)	(41)	—	—	(79)
Capital contributions from NRG, non-cash (b)	(15)	6	—	—	(9)
Capital contributions from tax equity investors	—	—	—	122	122
Noncontrolling interest acquired in Spring Canyon acquisition	—	—	—	74	74
Proceeds from the issuance of Class C units	599	—	—	—	599
Distributions paid to NRG on Class B and Class D units	—	(70)	—	—	(70)
Distributions paid to Yield, Inc.	—	(69)	—	—	(69)
Balances at December 31, 2015	$2,364	$107	$(98)	$332	$2,705
Net income (loss) (b)	—	126	—	(111)	15
Unrealized loss on derivatives	—	—	13	—	13
Payment for CVSR Drop Down Asset	(77)	—	—	—	(77)
Capital contributions from tax equity investors	—	—	—	5	5
Distributions paid to NRG, net of contributions (b)	(182)	(2)	—	—	(184)
Distributions paid to NRG, net of contributions, non-cash (b)	74	(9)	—	—	65
Distributions paid to NRG on Class B and Class D units	—	(81)	—	—	(81)
Distributions paid to Yield, Inc., non-cash	—	(5)	—	—	(5)
Distributions paid to Yield, Inc.	—	(92)	—	—	(92)
Balances at December 31, 2016	$2,179	$44	$(85)	$226	$2,364
Net income (loss)	—	137	—	(75)	62
Unrealized gain on derivatives	—	—	17	—	17
Payments for the March 2017, August 2017 and November 2017 Drop Down Assets	(250)	—	—	—	(250)
August 2017 Drop Down Assets contingent consideration	(8)	—	—	—	(8)
Capital contributions from tax equity investors, net of distributions	—	—	—	11	11
Proceeds from the issuance of Class C units	34	—	—	—	34
Distributions paid to NRG, net of contributions	(18)	—	—	—	(18)
Distributions paid to NRG, net of contributions, non-cash	(8)	6	—	—	(2)
Distributions paid to NRG on Class B and Class D units	(6)	(88)	—	—	(94)
Distributions paid to Yield, Inc.	(26)	(82)	—	—	(108)
Balances at December 31, 2017	$1,897	$17	$(68)	$162	$2,008

(a) As previously reported in the Company's consolidated financial statements for the year ended December 31, 2016, included in the Company's May 9, 2017 Form 8-K.
(b) Retrospectively adjusted as discussed in Note 1, Nature of Business.

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
The following table represents the structure of the Company as of December 31, 2017:

On July 12, 2017, NRG announced that it had adopted and initiated a three-year, three-part improvement plan, or the NRG Transformation Plan. As part of the NRG Transformation Plan, NRG announced that it is exploring strategic alternatives for its renewables platform and its interest in the Company. NRG, through its holdings of Class B common stock and Class D common stock, has a 55.1% voting interest in the Company and receives distributions from NRG Yield LLC through its ownership of Class B units and Class D units.
On February 6, 2018, Global Infrastructure Partners, or GIP, entered into a purchase and sale agreement with NRG, or the NRG Transaction, for the acquisition of NRG's full ownership interests in the Company and NRG's renewable development and operations platform. The NRG Transaction is subject to certain closing conditions, including customary legal and regulatory approvals. The Company expects the NRG Transaction to close in the second half of 2018. NRG is the Company's controlling stockholder and the Company has been highly dependent on NRG for, among other things, growth opportunities and management and administration services. See Part I, Item 1A, Risk Factors for risks related to the Strategic Sponsorship with GIP and the Company's relationship with NRG.

As of December 31, 2017, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW) (a)	Offtake Counterparty	Expiration
Conventional
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Agua Caliente	16%	46	Pacific Gas and Electric	2039
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
CVSR	100%	250	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2034
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2039
Kansas South	100%	20	Pacific Gas and Electric	2033
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
Utah Solar Portfolio(b)(e)	50%	265	PacifiCorp	2036
		921
Distributed Solar
Apple I LLC Projects	100%	9	Various	2032
AZ DG Solar Projects	100%	5	Various	2025-2033
SPP Projects	100%	25	Various	2026-2037
Other DG Projects	100%	13	Various	2023-2039
		52
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033

Projects	Percentage Ownership	Net Capacity (MW) (a)	Offtake Counterparty	Expiration
Crosswinds (b)(f)	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b)(f)	100%	122	NRG Power Marketing LLC	2022
Elkhorn Ridge (b)(f)	66.7%	54	Nebraska Public Power District	2029
Forward (b)(f)	100%	29	Constellation NewEnergy, Inc.	2022
Goat Wind (b)(f)	100%	150	Dow Pipeline Company	2025
Hardin (b)(f)	99%	15	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout (b)(f)	100%	38	Southern Maryland Electric Cooperative	2030
Odin (b)(f)	99.9%	20	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa (b)(f)	75%	90	Southwestern Public Service Company	2025
Sleeping Bear (b)(f)	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork (b)(f)	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	29	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	25	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)(f)	100%	161	Southwestern Public Service Company	2027
		2,200
Thermal
NRG Energy Center Dover LLC	100%	103	NRG Power Marketing LLC	2018
Thermal generation	100%	20	Various	Various
		123
Total net generation capacity(c)		5,241

Thermal equivalent MWt(d)	100%	1,319	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2017.
(b) Projects are part of tax equity arrangements.
(c) The Company's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. The Company's generation capacity including this noncontrolling interest was 5,247.
(d)For thermal energy, net capacity represents MWt for steam or chilled water and excludes 134 MWt available under the right-to-use provisions contained in agreements between two of the Company's thermal facilities and certain of its customers.
(e) Represents interests in Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, all acquired as part of the March 2017 Drop Down Assets acquisition (ownership percentage is based upon cash to be distributed).
(f) Projects are part of NRG Wind TE Holdco portfolio.
In addition to the facilities owned or leased in the table above, the Company entered into partnerships to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 247 MW based on cash to be distributed as of December 31, 2017. For further discussions, refer to Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the Consolidated Financial Statements.
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
As described in Note 13, Related Party Transactions to the Consolidated Financial Statements, the Company has a management services agreement with NRG for various services, including human resources, accounting, tax, legal, information systems, treasury, and risk management.

During the years ending December 31, 2017 and 2016 the Company completed four acquisitions of Drop Down Assets from NRG. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period). For further discussion, see Note 3, Business Acquisitions to the Consolidated Financial Statements.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $124 million and $111 million as of December 31, 2017 and 2016, respectively.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash and cash equivalents	$146	$321	$110
Restricted cash	168	176	143
Cash, cash equivalents and restricted cash shown in the statement of cash flows	314	497	253
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. Of these funds as of December 31, 2017, approximately $25 million is designated for current debt service payments, $25 million is designated to fund operating expenses and $36 million is designated for distributions to the Company, with the remaining $82 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures.
Trade Receivables and Allowance for Doubtful Accounts
Trade receivables are reported on the balance sheet at the invoiced amount adjusted for any write-offs and the allowance for doubtful accounts. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. The allowance for doubtful accounts was immaterial as of December 31, 2017 and 2016.
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

Property, Plant and Equipment
Property, plant and equipment are stated at cost or, in the case of third party business acquisitions, fair value; however impairment adjustments are recorded whenever events or changes in circumstances indicate that their carrying values may not be recoverable. See Note 3, Business Acquisitions, for more information on acquired property, plant and equipment. Significant additions or improvements extending asset lives are capitalized as incurred, while repairs and maintenance that do not improve or extend the life of the respective asset are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives. Certain assets and their related accumulated depreciation amounts are adjusted for asset retirements and disposals with the resulting gain or loss included in cost of operations in the consolidated statements of operations. For further discussion of the Company's property, plant and equipment refer to Note 4, Property, Plant and Equipment to the Consolidated Financial Statements.
Asset Impairments
Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded in operating costs and expenses in the statements of operations. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques. For further discussion of the Company's long-lived asset impairments, refer to Note 9, Asset Impairments to the Consolidated Financial Statements.
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
Debt Issuance Costs
Debt issuance costs are capitalized and amortized as interest expense on a basis which approximates the effective interest method over the term of the related debt. Debt issuance costs related to the long term debt are presented as a direct deduction from the carrying amount of the related debt in both the current and prior periods. Debt issuance costs related to the senior secured revolving credit facility line of credit are recorded as a non-current asset on the balance sheet and are amortized over the term of the credit facility.
Intangible Assets
Intangible assets represent contractual rights held by the Company. The Company recognizes specifically identifiable intangible assets including power purchase agreements, leasehold improvements, customer relationships, customer contracts, and development rights when specific rights and contracts are acquired. These intangible assets are amortized primarily on a straight-line basis. For further discussion of the Company's intangible assets, refer to Note 8, Intangible Assets to the Consolidated Financial Statements.
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
Certain of these leases have no minimum lease payments and all of the rental income under these leases is recorded as contingent rent on an actual basis when the electricity is delivered. The contingent rental income recognized in the years ended December 31, 2017, 2016 and 2015 was $559 million, $583 million and $443 million, respectively. These balances include intercompany revenue for Elbow Creek of $8 million for each of the years ended December 31, 2017 and 2016, as further discussed in Note 13 Related Party Transactions.
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
The following table represents the balance of ARO obligations as of December 31, 2017 and 2016, along with the additions and accretion related to the Company's ARO obligations for the year ended December 31, 2017:

(In millions)
Balance as of December 31, 2016	$49
Revisions in estimates for current obligations/Additions	2
Accretion — expense	4
Balance as of December 31, 2017	$55
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
Investments Accounted for by the Equity Method
The Company has investments in various energy projects accounted for by the equity method, several of which are VIEs, where the Company is not a primary beneficiary, as described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The equity method of accounting is applied to these investments in affiliates because the ownership structure prevents the Company from exercising a controlling influence over the operating and financial policies of the projects. Under this method, equity in pre-tax income or losses of the investments is reflected as equity in earnings of unconsolidated affiliates. Distributions from equity method investments that represent earnings on the Company's investment are included within cash flows from operating activities and distributions from equity method investments that represent a return of the Company's investment are included within cash flows from investing activities.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amounts of net earnings during the reporting periods. Actual results could be different from these estimates.
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
Recent Accounting Developments - Adopted in 2017
ASU 2017-12 — In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, or ASU No. 2017-12. ASU No. 2017-12 amends ASU No. 2016-15. The amendments of ASU No. 2016-15 were issued to simplify the application of hedge accounting guidance and more closely aligning financial reporting for hedging relationships with economic results of an entity's risk management activities. The issues addressed by ASU No. 2017-12 include but are not limited to alignment of risk management activities and financial reporting, risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and other simplifications of hedge accounting guidance. The amendments of ASU No. 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted in any interim period and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. The Company early adopted ASU No. 2017-12 during the fourth quarter 2017. The adoption of ASU No. 2017-12 did not have a material impact on our consolidated results of operations, cash flows, and statement of financial position.
ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, or ASU No. 2016-18. The amendments of ASU No. 2016-18 require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of ASU No. 2016-18 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of ASU No. 2016-18 will be applied retrospectively. The Company early adopted ASU No. 2016-18 during the second quarter of 2017. Net cash flows used in investing activities for the year ended December 31, 2016 decreased by $33 million. The sum of Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheet as of December 31, 2016 equals the beginning balances of cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows for the year ended December 31, 2017. The sum of Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheet as of December 31, 2017 equals to the ending balances of cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows for the year ended December 31, 2017.
Recent Accounting Developments - Not Yet Adopted
ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or Topic 842, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting by expanding the related disclosures. The guidance in Topic 842 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, Topic 842 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The Company will adopt the standard effective January 1, 2019 and expects to elect certain of the practical expedients permitted, including the expedient that permits the Company to retain its existing lease assessment and classification. The Company is currently working through an adoption plan and evaluating the anticipated impact on the Company's results of operations, cash flows and financial position. While the Company is currently evaluating the impact the new guidance will have on its financial position and results of operations, the Company expects to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Company’s review of its existing lease contracts and service contracts which may contain embedded leases. While this review is still in process, the Company believes the adoption of Topic 842 may be material to its financial statements. The Company is continuing to monitor potential changes to Topic 842 that have been proposed by the FASB and will assess any necessary changes to the implementation as the guidance is updated.

ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, which was further amended through various updates issued by the FASB thereafter.  The amendments of ASU No. 2014-09 completed the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting.  The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a five step model to be applied by an entity in evaluating its contracts with customers.  The Company has elected the practical expedient available under Topic 606 for measuring progress toward complete satisfaction of a performance obligation and for disclosure requirements of remaining performance obligations.  The practical expedient allows an entity to recognize revenue in the amount to which the entity has the right to invoice such that the entity has a right to the consideration in an amount that corresponds directly with the value to the customer for performance completed to date by the entity. The majority of the Company's revenues are obtained through PPAs, which are currently accounted for as operating leases. In connection with the implementation of Topic 842, as described above, the Company expects to elect certain of the practical expedients permitted, including the expedient that permits the Company to retain its existing lease assessment and classification. The Company adopted the standard effective January 1, 2018 under the modified retrospective transition method. As leases are excluded from the scope of Topic 606, the adoption of Topic 606 at the date of initial application will not have a material impact on the Company's financial statements. The adoption of Topic 606 also includes additional disclosure requirements beginning in the first quarter of 2018. As a significant portion of the Company's revenue is generated through operating leases, the majority of the new required disclosures will not be relevant or material to the Company.
Note 3 — Business Acquisitions
2017 Acquisitions
November 2017 Drop Down Assets — On November 1, 2017, the Company acquired a 38 MW solar portfolio primarily comprised of assets from NRG's Solar Power Partners (SPP) funds and other projects developed by NRG, for cash consideration of $74 million, including working capital adjustments of $3 million, plus assumed non-recourse debt of $26 million.
The purchase price for the November 2017 Drop Down Assets was funded with cash on hand. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the entities' equity was recorded as a contribution from NRG and increased the balance of contributed capital. Because the transaction constituted a transfer of net assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control.
The following is a summary of assets and liabilities transferred in connection with the acquisition of the November 2017 Drop Down Assets as of November 1, 2017:

(In millions)
Assets:
Current assets	$7
Property, plant and equipment	83
Non-current assets	12
Total assets	102
Liabilities:
Debt (Current and non-current) (a)	23
Other current and non-current liabilities	3
Total liabilities assumed	26
Net assets acquired	$76

(a) Net of $3 million of net debt issuance costs.
Since the acquisition date, the November 2017 Drop Down Assets have contributed $1 million in operating revenues to the Company.
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
The Company originally acquired 75% of NRG Wind TE Holdco on November 3, 2015, or November 2015 Drop Down Assets, which were consolidated with 25% of the net assets recorded as noncontrolling interest. The assets and liabilities transferred to the Company related to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combination - Related Issues. As the Company had reflected NRG's 25% ownership of NRG Wind TE Holdco in noncontrolling interest, the difference between the cash paid of $44 million, net of the contingent consideration of $8 million, and the historical value of the remaining 25% of $87 million as of July 31, 2017, was recorded as an adjustment to NRG's noncontrolling interest. Since the transaction constituted a transfer of entities under common control, the accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period).
The Class A interests of NRG Wind TE Holdco are owned by a tax equity investor, or TE Investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs when the TE Investor obtains a specified return on its initial investment, at which time the allocations to the TE Investor change to 8.53%. The Company generally receives 100% of CAFD until the flip point, at which time the allocations to the Company of CAFD change to 91.47%. If the flip point has not occurred by a specified date, 100% of CAFD is allocated to the TE Investor until the flip point occurs. NRG Wind TE Holdco is a VIE and the Company is the primary beneficiary, through its position as managing member, and consolidates NRG Wind TE Holdco.
The following tables present a summary of the Company's historical information combining the financial information for the November 2017 Drop Down Assets and August 2017 Drop Down Assets transferred in connection with the acquisitions:

	Year ended December 31, 2016				Year ended December 31, 2015
	As Previously Reported (a)	November 2017 Drop Down Assets	August 2017 Drop Down Assets	As Currently Reported	As Previously Reported (a)	November 2017 Drop Down Assets	August 2017 Drop Down Assets	As Currently Reported
(In millions)
Total operating revenues	$1,021	$14	$—	$1,035	$953	$15	$—	$968
Operating income	220	4	—	224	322	6	—	328
Net income	15	—	—	15	93	2	—	95
Net income attributable to Yield LLC	157	—	(31)	126	144	3	10	157

(a) As previously reported in the May 9, 2017 Form 8-K filed in connection with the March 2017 Drop Down completed on March 27, 2017

	As of December 31, 2016
(In millions)	As Previously Reported (a)	November 2017 Drop Down Assets	As Currently Reported
Assets:
Current assets	$656	$14	$670
Property, plant and equipment	5,460	94	5,554
Non-current assets	2,504	18	2,522
Total assets	8,620	126	8,746
Liabilities:
Debt (Current and non-current)	6,007	62	6,069
Other current and non-current liabilities	309	4	313
Total liabilities assumed	6,316	66	6,382
Net assets	$2,304	$60	$8,746

(a) As previously reported in the May 9, 2017 Form 8-K filed in connection with the March 2017 Drop Down completed on March 27, 2017.

March 2017 Drop Down Assets — On March 27, 2017, the Company acquired the following interests from NRG: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the ROFO Assets, representing ownership of approximately 46 net MW of capacity and (ii) NRG's interests in the Utah Solar Portfolio. Agua Caliente is located in Yuma County, AZ and sells power subject to a 25-year PPA with Pacific Gas and Electric, with 22 years remaining on that contract. The seven utility-scale solar farms in the Utah Solar Portfolio are owned by the following entities: Four Brothers Capital, LLC, Iron Springs Capital, LLC, and Granite Mountain Capital, LLC. These utility-scale solar farms achieved commercial operations in 2016, sell power subject to 20-year PPAs with PacifiCorp, a subsidiary of Berkshire Hathaway and are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, through which the Company is entitled to receive 50% of cash to be distributed, as further described below. The Company paid cash consideration of $132 million, including $2 million of working capital. The acquisition of the March 2017 Drop Down Assets was funded with cash on hand. The Company recorded the acquired interests as equity method investments. The Company also assumed non-recourse debt of $41 million and $287 million on Agua Caliente Borrower 2 LLC and the Utah Solar Portfolio, respectively, as further described in Note 10, Long-term Debt, as well as its pro-rata share of non-recourse project-level debt of Agua Caliente Solar LLC.
The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combination - Related Issues. The difference between the cash paid and the historical value of the entities' equity of $8 million was recorded as an adjustment to NRG's noncontrolling interest. Since the transaction constituted a transfer of entities under common control, the accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period). Accordingly, in connection with the retrospective adjustment of prior periods, the Company adjusted its financial statements to reflect its results of operations, financial position and cash flows as if it recorded its interests in the Agua Caliente Borrower 2 LLC on January 1, 2016, and its interests in the Utah Solar Portfolio on November 2, 2016.
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
2016 Acquisitions
CVSR Drop Down — Prior to September 1, 2016, the Company had a 48.95% interest in CVSR, which was accounted for as an equity method investment. On September 1, 2016, the Company acquired from NRG the remaining 51.05% interest of CVSR Holdco LLC, which indirectly owns the CVSR solar facility, or the CVSR Drop Down, for total cash consideration of $78.5 million, plus an immaterial working capital adjustment. The acquisition was funded with cash on hand. The Company also assumed additional debt of $496 million, which represents 51.05% of the CVSR project level debt and 51.05% of the notes issued under the CVSR Holdco Financing Agreement, as of the closing date. The acquisition was funded with cash on hand.
The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the CVSR Drop Down of $112 million, as well as $6 million of AOCL, was recorded as a distribution to NRG with the offset to contributed capital. Because the transaction constituted a transfer of net assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. In connection with the retrospective adjustment of prior periods, the Company now consolidates

CVSR and 100% of its debt, consisting of $771 million of project level debt and $200 million of notes issued under the CVSR Holdco Financing Agreement as of September 1, 2016. In addition, the Company has removed the equity method investment from all prior periods and adjusted its financial statements to reflect its results of operations, financial position and cash flows as if it had consolidated CVSR from the beginning of the financial statement period.
2015 Acquisitions
November 2015 Drop Down Assets from NRG — On November 3, 2015, the Company acquired the November 2015 Drop Down Assets, a portfolio of 12 wind facilities totaling 814 net MW, from NRG for cash consideration of $207 million. The Company was responsible for its pro-rata share of non-recourse project debt of $193 million and noncontrolling interest associated with a tax equity structure of $159 million (as of the acquisition date).
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

Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	December 31, 2017	December 31, 2016	Depreciable Lives
	(In millions)
Facilities and equipment	$6,289	$6,339	2 - 45 Years
Land and improvements	166	167
Construction in progress (a)	34	24
Total property, plant and equipment	6,489	6,530
Accumulated depreciation	(1,285)	(976)
Net property, plant and equipment	$5,204	$5,554

(a) As of December 31, 2017 and 2016, construction in progress includes $24 million and $20 million of capital expenditures that relate to prepaid long-term service agreements in the Conventional segment, respectively.
The Company recorded long-lived asset impairments during the years ended December 31, 2017 and 2016, as further described in Note 9, Asset Impairments.
Note 5 — Investments Accounted for by the Equity Method and Variable Interest Entities
Equity Method Investments
The following table summarizes the Company's equity method investments as of December 31, 2017:

Name	Economic Interest	Investment Balance
		(In millions)
Utah Solar Portfolio (a)	50%	$345
Desert Sunlight	25%	272
GenConn(b)	50%	102
Agua Caliente Borrower 2	16%	92
Elkhorn Ridge(c)	66.7%	73
San Juan Mesa(c)	75%	66
NRG DGPV Holdco 1 LLC (d)	95%	76
NRG DGPV Holdco 2 LLC (d)	95%	61
NRG DGPV Holdco 3 LLC (d)	99%	39
NRG RPV Holdco 1 LLC(d)	95%	58
Avenal	50%	(6)
Total equity investments in affiliates		$1,178

(a) Economic interest based on cash to be distributed. Four Brothers Solar, LLC, Granite Mountain Holdings, LLC and Iron Springs Holdings, LLC are tax equity structures and VIEs. The related allocations are described below.
(b) GenConn is a variable interest entity.
(c) San Juan Mesa and Elkhorn Ridge are part of the Wind TE Holdco tax equity structure, as described below. San Juan Mesa and Elkhorn Ridge are owned 75% and 66.7%, respectively, by Wind TE Holdco. The Company owns 100% of the Class B interests in Wind TE Holdco.
(d) Economic interest based on cash to be distributed. NRG DGPV Holdco 1 LLC, NRG DGPV Holdco 2 LLC, NRG DGPV Holdco 3 LLC and NRG RPV Holdco 1 LLC are tax equity structures and VIEs. The related allocations are described below.

As of December 31, 2017 and 2016, the Company had $57 million and $51 million, respectively, of undistributed earnings from its equity method investments.
The Company acquired its interest in Desert Sunlight on June 30, 2015, for $285 million, which resulted in a difference between the purchase price and the basis of the acquired assets and liabilities of $171 million. The difference is attributable to the fair value of the property, plant and equipment and power purchase agreements. In addition, the difference between the basis of the acquired assets and liabilities and the purchase price for the Utah Solar Portfolio (Four Brothers Solar, LLC, Granite Mountain Holdings, LLC and Iron Springs Holdings, LLC) of $106 million is attributable to the fair value of the property, plant and equipment.

The Company is amortizing the related basis differences to equity in earnings (losses) over the related useful life of the underlying assets acquired.
Non-recourse project-level debt of unconsolidated affiliates
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was $777 million as of December 31, 2017.
The following tables present summarized financial information for the Company's significant equity method investments:

	Year Ended December 31,
	2017	2016		2015
Income Statement Data:	(In millions)
GenConn
Operating revenues	$71	$72		$78
Operating income	36	38		40
Net income	26	26		28
Desert Sunlight
Operating revenues	207	211		206
Operating income	127	129		124
Net income	80	80		73
Utah Solar Portfolio (a)
Operating revenues	75	13		—
Operating income (loss)	18	(6)		(1)
Net income (loss)	18	(6)		(1)
DGPV entities (b)
Operating revenues	37	14		1
Operating income	7	2		—
Net loss	(3)	—		—
RPV Holdco
Operating revenues	16	13		4
Operating income	3	2		(6)
Net income (loss)	3	2		(6)

		As of December 31,
		2017		2016
Balance Sheet Data:		(In millions)
GenConn
Current assets		$38		$36
Non-current assets		374		389
Current liabilities		18		16
Non-current liabilities		189		196
Desert Sunlight
Current assets		133		281
Non-current assets		1,350		1,401
Current liabilities		64		64
Non-current liabilities		1,003		1,043
Utah Solar Portfolio (a)
Current assets		13		20
Non-current assets		1,090		1,105
Current liabilities		5		14
Non-current liabilities		24		38
DGPV entities (b)
Current assets		74		44
Non-current assets		671		562
Current liabilities		83		112
Non-current liabilities		216		23
Redeemable Noncontrolling Interest		44		28
RPV Holdco
Current assets		3		15
Non-current assets		183		191
Current liabilities		—		11
Non-current liabilities		7		7
Redeemable Noncontrolling Interest		16	—	—

(a) Utah Solar Portfolio was acquired by NRG on November 2, 2016.
(b) Includes DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3

Variable Interest Entities, or VIEs
Entities that are Consolidated
NRG Wind TE Holdco — As described in Note 3, Business Acquisitions, on August 1, 2017, the Company acquired from NRG the remaining 25% interest in NRG Wind TE Holdco. NRG Wind TE Holdco is a VIE and the Company is the primary beneficiary through its position as managing member and consolidates NRG Wind TE Holdco. The Class A interests of NRG Wind TE Holdco are owned by a tax equity investor, or TE Investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs when the TE Investor obtains a specified return on its initial investment, at which time the allocations to the TE Investor change to 8.53%. The Company generally receives 100% of CAFD until the flip point, at which time the allocations to the Company of CAFD change to 91.47%. If the flip point has not occurred by a specified date, 100% of CAFD is allocated to the TE Investor until the flip point occurs. The Company utilizes the HLBV method to determine the net income or loss allocated to the TE Investor noncontrolling interest.
Alta TE Holdco — On June 30, 2015, the Company sold an economic interest in Alta TE Holdco to a financial institution in order to monetize certain cash and tax attributes, primarily PTCs. The financial institution, or Alta Investor, receives 99% of allocations of taxable income and other items until the flip point, which occurs when the Alta Investor obtains a specified return on its initial investment, at which time the allocations to the Alta Investor change to 5%. The Company receives 94.34% until the flip point, at which time the allocations to the Company of CAFD will change to 97.12%, unless the flip point will not have occurred by a specified date, which would result in 100% of CAFD allocated to the Alta Investor until the flip point occurs. Alta TE Holdco is a VIE and the Company is the primary beneficiary through its position as managing member, and therefore consolidates Alta TE Holdco, with the Alta Investor's interest shown as noncontrolling interest. The Company utilizes the HLBV method to determine the net income or loss allocated to the noncontrolling interest.
Spring Canyon — The Company holds a 90.1% of the Class B interests in Spring Canyon II, a 32 MW wind facility, and Spring Canyon III, a 28 MW wind facility, each located in Logan County, Colorado, and Invenergy Wind Global LLC owns 9.9% of the Class B interests. The projects are financed with a partnership flip tax-equity structure with a financial institution, who owns the Class A interests, to monetize certain cash and tax attributes, primarily PTCs. Until the flip point, the Class A member receives a variable percentage of cash distributions based on the projects’ production level during the prior year. The Class A member received 34.81% of the cash distributions and the Company and Invenergy received 65.19% during the period ended December 31, 2017. After the flip point, cash distributions are allocated 5% to the Class A member and 95% to the Company and Invenergy. Spring Canyon is a VIE and the Company is the primary beneficiary through its position as managing member, and therefore consolidates Spring Canyon. The Class A member and Invenergy's interests are shown as noncontrolling interest. The Company utilizes the HLBV method to determine the net income or loss allocated to the Class A member. Net income or loss attributable to the Class B interests is allocated to Invenergy's noncontrolling interest based on its 9.9% ownership interest.
Summarized financial information for the Company's consolidated VIEs consisted of the following as of December 31, 2017:

(In millions)	NRG Wind TE Holdco	Alta TE Holdco	Spring Canyon
Other current and non-current assets	$172	$17	$2
Property, plant and equipment	376	436	95
Intangible assets	2	262	—
Total assets	550	715	97
Current and non-current liabilities	197	9	5
Total liabilities	197	9	5
Noncontrolling interest	9	93	60
Net assets less noncontrolling interests	$344	$613	$32

Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, Consolidation, but for which it is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting.
Utah Solar Portfolio Assets — As described in Note 3, Business Acquisitions, as part of the March 2017 Drop Down Assets acquisition, the Company acquired from NRG 100% of the Class A equity interests in the Utah Solar Portfolio, comprised of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC. The Class B interests of the Utah Solar Portfolio are owned by a tax equity investor, or TE Investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs when the TE Investor obtains a specified return on its initial investment, at which time the allocations to the TE Investor change to 50%. The Company generally receives 50% of distributable cash throughout the term of the tax-equity arrangements. The three entities comprising the Utah Solar Portfolio are VIEs. As the Company is not the primary beneficiary, the Company uses the equity method of accounting to account for its interests in the Utah Solar Portfolio. The Company utilizes the HLBV method to determine its share of the income or losses in the investees.
NRG DGPV Holdco 1 LLC — The Company and NRG are parties to the NRG DGPV Holdco 1 LLC partnership, or DGPV Holdco 1, the purpose of which is to own or purchase solar power generation projects and other ancillary related assets from NRG Renew LLC or its subsidiaries via intermediate funds. The Company owns approximately 47 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of 18 years. Under this partnership, the Company committed to fund up to $100 million of capital.
NRG DGPV Holdco 2 LLC — The Company and NRG are parties to the NRG DGPV Holdco 2 LLC partnership, or DGPV Holdco 2, the purpose of which is to own or hold solar power generation projects as well as other ancillary related assets from NRG Renew LLC or its subsidiaries. The Company owns approximately 113 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of 21 years.  Under this partnership, the Company committed to fund up to $60 million of capital.
NRG DGPV Holdco 3 LLC — On September 26, 2017, the Company entered into an additional partnership with NRG by forming NRG DGPV Holdco 3 LLC, or DGPV Holdco 3, in which the Company would invest up to $50 million in an operating portfolio of distributed solar assets, primarily comprised of community solar projects, developed by NRG. The Company owns approximately 43 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of approximately 20 years as of December 31, 2017.
The Company's maximum exposure to loss is limited to its equity investment in DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3, which was $176 million on a combined basis.
NRG RPV Holdco 1 LLC — The Company and NRG are parties to the NRG RPV Holdco 1 LLC partnership, or RPV Holdco, the purpose of which is to hold operating portfolios of residential solar assets developed by NRG's residential solar business, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 14 MW, based on cash to be distributed, with a weighted average remaining lease term of approximately 15 years that was acquired outside of the partnership; and (ii) a tax equity-financed portfolio of approximately 5,400 leases representing approximately 30 MW, based on cash to be distributed, with a weighted average remaining lease term for the existing and new leases of approximately 18 years. The Company has fully funded the partnership as of December 31, 2017.
The Company's maximum exposure to loss is limited to its equity investment, which was $58 million as of December 31, 2017.
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

The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable, including current portion	$13	$13	$30	$30
Liabilities:
Long-term debt, including current portion — affiliate	618	618	618	608
Long-term debt, including current portion — external	$5,281	$5,297	$5,516	$5,500
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
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt, affiliate debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of December 31, 2017 and 2016:

	As of December 31, 2017		As of December 31, 2016
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$870	$5,045	$833	$5,275
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2017	As of December 31, 2016
	Fair Value (a)	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 1	Level 2
Derivative assets:
Commodity contracts	$1	$1	$1
Interest rate contracts	1	—	1
Total assets	$2	1	2
Derivative liabilities:
Commodity contracts	$1	—	1
Interest rate contracts	47	—	78
Total liabilities	$48	$—	$79

(a) There were no derivative assets or liabilities classified Level 1 as of December 31, 2017. There were no derivative assets or liabilities classified Level 3 as of December 31, 2017 and 2016.

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
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which for interest rate swaps, is calculated based on credit default swaps utilizing the bilateral method. For commodities, to the extent that NRG's net exposure under a specific master agreement is an asset, the Company uses the counterparty's default swap rate. If the exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of December 31, 2017, the credit reserve resulted in a $1 million increase in fair value in interest expense. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2017, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.7 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.
Note 7 — Accounting for Derivative Instruments and Hedging Activities
ASC 815 requires the Company to recognize all derivative instruments on the balance sheet as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a NPNS exception. The Company may elect to designate certain derivatives as cash flow hedges, if certain conditions are met, and defer the change in fair value of the derivatives to accumulated OCI/OCL, until the hedged transactions occur and are recognized in earnings. For derivatives that are not designated as cash flow hedges or do not qualify for hedge accounting treatment, the changes in the fair value will be immediately recognized in earnings. Certain derivative instruments may qualify for the NPNS exception and are therefore exempt from fair value accounting treatment. ASC 815 applies to the Company's energy related commodity contracts and interest rate swaps.

Energy-Related Commodities
To manage the commodity price risk associated with its competitive supply activities and the price risk associated with wholesale power sales, the Company may enter into derivative hedging instruments, namely, forward contracts that commit the Company to sell energy commodities or purchase fuels/electricity in the future. The objectives for entering into derivatives contracts designated as hedges include fixing the price for a portion of anticipated future electricity sales and fixing the price of a portion of anticipated fuel/electricity purchases for the operation of its subsidiaries. As of December 31, 2017, the Company had forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers extending through 2020 and electricity contracts to supply retail power to the Company's district energy centers extending through 2020. At December 31, 2017, these contracts were not designated as cash flow or fair value hedges.
Also, as of December 31, 2017, the Company had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment as follows:

•	Power tolling contracts through 2039, and

•	Natural gas transportation contracts through 2028.
Interest Rate Swaps
The Company is exposed to changes in interest rates through the issuance of variable rate debt. In order to manage interest rate risk, it enters into interest rate swap agreements.
As of December 31, 2017, the Company had interest rate derivative instruments on non-recourse debt extending through 2036, a portion of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of December 31, 2017 and 2016:

		Total Volume
		December 31, 2017	December 31, 2016
Commodity	Units	(In millions)
Natural Gas	MMBtu	2	3
Interest	Dollars	$1,940	$2,090

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets (a)		Derivative Liabilities
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$4	$26
Interest rate contracts long-term	1	1	9	39
Total Derivatives Designated as Cash Flow Hedges	1	1	13	65
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	12	6
Interest rate contracts long-term	—	—	22	7
Commodity contracts current	1	2	1	1
Total Derivatives Not Designated as Cash Flow Hedges	1	2	35	14
Total Derivatives	$2	$3	$48	$79

(a) Derivative Asset balances classified as current are included within the prepayments and other current assets line item of the Consolidated Balance Sheet. Derivative Asset balances classified as long-term are included within the other non-current assets line item of the Consolidated Balance Sheet.
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of December 31, 2017 and 2016, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by counterparty master agreement level:

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2017	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$1	$—	$1
Derivative liabilities	(1)	—	(1)
Total commodity contracts	—	—	—
Interest rate contracts:
Derivative assets	1	(1)	—
Derivative liabilities	(47)	1	(46)
Total interest rate contracts	(46)	—	(46)
Total derivative instruments	$(46)	$—	$(46)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2016	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$2	$—	$2
Derivative liabilities	(1)	—	(1)
Total commodity contracts	1	—	1
Interest rate contracts:
Derivative assets	1	(1)	—
Derivative liabilities	(78)	1	(77)
Total interest rate contracts	(77)	—	(77)
Total derivative instruments	$(76)	$—	$(76)

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Year ended December 31,
	2017	2016	2015
	(In millions)
Accumulated OCL beginning balance	$(86)	$(99)	$(82)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	17	17	17
Mark-to-market of cash flow hedge accounting contracts	—	(4)	(34)
Accumulated OCL ending balance	(69)	(86)	(99)
Accumulated OCL attributable to noncontrolling interests	(1)	(1)	(1)
Accumulated OCL attributable to NRG Yield LLC	$(68)	$(85)	$(98)
Losses expected to be realized from OCL during the next 12 months	$15
Amounts reclassified from accumulated OCL into income are recorded to interest expense.
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
Impact of Derivative Instruments on the Statements of Income
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the years ended December 31, 2017, 2016 and 2015 the impact to the consolidated statements of income was a gain of $7 million, loss of $2 million and a gain of $17 million, respectively.
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
In 2015, commodity contracts also hedged the forecasted sale of power for the Elbow Creek until the start of the PPA with NRG Power Marketing LLC, or Power Marketing, with effective date of November 1, 2015. The effect of these commodity hedges was recorded to operating revenues. For the year ended December 31, 2015, the impact to the consolidated statements of income was an unrealized loss of $2 million.
See Note 6, Fair Value of Financial Instruments, for a discussion regarding concentration of credit risk.
Note 8 — Intangible Assets
Intangible Assets — The Company's intangible assets as of December 31, 2017 and 2016 primarily reflect intangible assets established from its business acquisitions and are comprised of the following:

•
PPAs — Established predominantly with the acquisitions of the Alta Wind Portfolio, Walnut Creek, Tapestry and Laredo Ridge, these represent the fair value of the PPAs acquired. These are amortized, generally on a straight-line basis, over the term of the PPA.

•
Leasehold Rights — Established with the acquisition of the Alta Wind Portfolio, this represents the fair value of contractual rights to receive royalty payments equal to a percentage of PPA revenue from certain projects. These are amortized on a straight-line basis.

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

•
Other — Consists primarily of the acquisition date fair value of the contractual rights to a ground lease for South Trent and to utilize certain interconnection facilities for Blythe, as well as land rights acquired in connection with the acquisition of Elbow Creek.

The following tables summarize the components of intangible assets subject to amortization:

Year ended December 31, 2017	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Development Rights	Other	Total
(In millions)
January 1, 2017	$1,286	$86	$66	$15	$9	$3	$6	$1,471
Asset impairments (a)	(6)	—	—	—	—	—	—	(6)
December 31, 2017	1,280	86	66	15	9	3	6	1,465
Less accumulated amortization	(205)	(13)	(5)	(8)	(3)	(1)	(2)	(237)
Net carrying amount	$1,075	$73	$61	$7	$6	$2	$4	$1,228

(a) $6 million of asset impairments relate to one of the November 2017 Drop Down Assets that was recorded by NRG during the quarter ended September 30, 2017, as further described in Note 9, Asset Impairments.

Year ended December 31, 2016	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Development Rights	Other	Total
(In millions)
January 1, 2016	$1,286	$86	$66	$15	$15	$3	$6	$1,477
Other	—	—	—	—	(6)	—	—	(6)
December 31, 2016	1,286	86	66	15	9	3	6	1,471
Less accumulated amortization	(143)	(9)	(4)	(7)	(2)	(1)	(2)	(168)
Net carrying amount	$1,143	$77	$62	$8	$7	$2	$4	$1,303
The Company recorded amortization expense of $71 million during each of years ended December 31, 2017 and 2016, and $56 million during the year ended December 31, 2015. Of these amounts, $70 million for each of the years ended December 31, 2017 and 2016, and $55 million for the year ended December 31, 2015, were recorded to contract amortization expense and reduced operating revenues in the consolidated statements of operations. The Company estimates the future amortization expense for its intangibles to be $71 million for the next five years through 2022.
Out-of-market contracts — The out-of-market contract liability represents the out-of-market value of the PPAs for the Blythe solar project and Spring Canyon wind projects and the out-of-market value of the land lease for Alta Wind XI, LLC, as of their respective acquisition dates. The Blythe solar project's liability of $7 million was recorded to other non-current liabilities on the consolidated balance sheet and is amortized to revenue in the consolidated statements of income on a units-of-production basis over the twenty-year term of the agreement. Spring Canyon's liability of $3 million was recorded to other non-current liabilities and is amortized to revenue on a straight-line basis over the twenty-five year term of the agreement. The Alta Wind XI, LLC's liability of $5 million was recorded to other non-current liabilities and is amortized as a reduction to cost of operations on a straight-line basis over the thirty-four year term of the land lease. At December 31, 2017, accumulated amortization of out-of-market contracts was $4 million and amortization expense was $1 million for each of the years ended December 31, 2017 and 2016.

Note 9 — Asset Impairments
During the quarter ended December 31, 2017, as the Company updated its estimated cash flows in connection with the preparation and review of the Company's annual budget, the Company determined that the cash flows for Elbow Creek, located in Texas, and the Forward project, located in Pennsylvania, were below the carrying value of the related assets, primarily driven by continued declining merchant power prices in post-contract periods, and that the assets were considered impaired. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach utilized estimates of discounted future cash flows, which were Level 3 fair value measurement and include key inputs, such as forecasted power prices, operations and maintenance expense, and discount rates. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets and recorded impairment losses of $26 million and $5 million for Elbow Creek and Forward, respectively.
Additionally, during the quarter ended September 30, 2017, in connection with the preparation of the model for sale of the November 2017 Drop Down Assets, it was identified that undiscounted cash flows were lower than the book value of certain SPP funds and NRG recorded an impairment expense of $13 million, $8 million of which relates to property, plant, and equipment and $5 million to PPAs, as described in Note 8, Intangible Assets. In accordance with the guidance for transfer of assets under common control, the impairment is reflected in the Company's consolidated statements of operations for the period ended December 31, 2017.
During the fourth quarter of 2016, as the Company updated its estimated cash flows in connection with the preparation and review of the Company's annual budget, the Company determined that the cash flows for the Elbow Creek and Goat Wind projects and the Forward project were below the carrying value of the related assets, primarily driven by declining merchant power prices in post-contract periods, and that the assets were considered impaired. These projects were acquired in connection with the acquisition of the November 2015 Drop Down Assets and were recorded as part of the Renewables segment of the Company. The projects were recorded at historical cost at acquisition date as they were related to interests under common control by NRG. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach utilized estimates of discounted future cash flows, which were Level 3 fair value measurement and include key inputs, such as forecasted power prices, operations and maintenance expense, and discount rates. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets and recorded impairment losses of $117 million, $60 million and $6 million for Elbow Creek, Goat Wind, and Forward, respectively.
Other Impairments — During the fourth quarters of 2016 and 2015, NRG recorded impairment losses of approximately $2 million and $1 million, respectively, related to the projects that were part of the November 2017 Drop Down Assets. Since the acquisition by the Company of the November 2017 Drop Down Assets related to transfer of assets under common control, these impairments were reflected in the Company's consolidated statements of operations for the periods ending December 31, 2016 and 2015.

Note 10 — Long-term Debt
The Company's borrowings, including short term and long term portions consisted of the following:

	December 31, 2017	December 31, 2016	Interest rate % (a)	Letters of Credit Outstanding at December 31, 2017
	(In millions, except rates)
2026 Senior Notes	$350	$350	5.000
2024 Senior Notes	500	500	5.375
Long-term debt - affiliate, due 2020	281	281	3.325
Long-term debt - affiliate, due 2019	337	337	3.580
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019 (b)	55	—	L+2.500	74
Project-level debt:
Agua Caliente Borrower 2, due 2038	41	—	5.430	17
Alpine, due 2022	135	145	L+1.750	16
Alta Wind I - V lease financing arrangements, due 2034 and 2035	926	965	5.696 - 7.015	119
CVSR, due 2037	746	771	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	194	199	4.680	13
El Segundo Energy Center, due 2023	400	443	L+1.75 - L+2.375	102
Energy Center Minneapolis, due 2025	83	96	5.950	—
Energy Center Minneapolis Series D Notes, due 2031	125	125	3.550	—
Laredo Ridge, due 2028	95	100	L+1.875	10
Marsh Landing, due 2023	318	370	L+1.875	22
Tapestry, due 2021	162	172	L+1.625	20
Utah Solar Portfolio, due 2022	278	287	various	13
Viento, due 2023	163	178	L+3.00	27
Walnut Creek, due 2023	267	310	L+1.625	41
Other	443	505	various	38
Subtotal project-level debt	4,376	4,666
Total debt	5,899	6,134
Less current maturities	(306)	(323)
Less net debt issuance costs	(54)	(65)
Total long-term debt	$5,539	$5,746

(a) As of December 31, 2017, L+ equals 3 month LIBOR plus x%, except for Viento, due 2023, where L + equals 6 month LIBOR plus 3.00%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
The financing arrangements listed above contain certain covenants, including financial covenants, that the Company is required to be in compliance with during the term of the respective arrangement. As of December 31, 2017, the Company was in compliance with all of the required covenants.
NRG Yield Operating LLC 2026 Senior Notes
On August 18, 2016, Yield Operating LLC issued $350 million of senior unsecured notes, or the 2026 Senior Notes. The 2026 Senior Notes bear interest at 5.00% and mature on September 15, 2026. Interest on the notes is payable semi-annually on March 15 and September 15 of each year. The 2026 Senior Notes are senior unsecured obligations of Yield Operating LLC and are guaranteed by the Company, and by certain of Yield Operating LLC's wholly owned current and future subsidiaries. A portion of the proceeds of the 2026 Senior Notes were used to repay the Company's revolving credit facility during 2016, as described below.

Yield, Inc. 2020 Convertible Senior Notes and Related Intercompany Note
On June 29, 2015, Yield, Inc. closed on its offering of $288 million aggregate principal amount of 3.25% Convertible Senior Notes due 2020, or the 2020 Convertible Notes. The 2020 Convertible Notes are convertible, under certain circumstances, into Yield, Inc.'s Class C common stock, cash or a combination thereof at an initial conversion price of $27.50 per Class C common share, which is equivalent to a conversion rate of approximately 36.3636 shares of Class C common stock per $1,000 principal amount of 2020 Convertible Notes. The Company and Yield Operating LLC provided a guarantee to Yield, Inc. with respect to the 2020 Convertible Notes. In addition, Yield Operating LLC and Yield, Inc. entered into an intercompany borrowing arrangement, under which Yield Operating LLC received $281 million of the proceeds of the 2020 Convertible Notes. The intercompany note bears interest at a rate of 3.325% and matures in 2020.
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
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
The Company borrowed $55 million from the revolving credit facility during the year ended December 31, 2017 for general corporate needs as well as to fund dividend payments.
The Company used its proceeds of $97.5 million from the CVSR Holdco Financing Arrangement, a portion of its proceeds from the issuance of the 2026 Senior Notes, as well as its cash on hand to repay the outstanding borrowings under the revolving credit facility during the year ended December 31, 2016.
On February 6, 2018, NRG Yield Operating LLC and NRG Yield LLC amended the revolving credit facility to modify the "change of control" provisions to permit the consummation of the NRG Transaction, and also to permit NRG Yield Operating LLC, NRG Yield LLC and certain subsidiaries to incur up to $1.5 billion of unsecured indebtedness in order to repurchase or make other required cash payments, in each case if applicable, with respect to NRG Yield Operating LLC’s outstanding senior notes and NRG Yield's outstanding convertible notes in connection with the NRG Transaction.
Project - level Debt
November 2017 Drop Down Assets Debt
As part of the November 2017 Drop Down acquisition, the Company assumed non-recourse debt of $26 million relating to certain SPP funds. The assumed debt consisted of the following: a) a term loan under a credit agreement with a bank, with a maturity date of December 31, 2038 and interest rate of 4.69%. The credit agreement includes a letter of credit supporting debt service requirements and a letter of credit in support of the PPA; b) and financing obligation in connection with a sale-leaseback transaction with a bank for a period through March 31, 2032. The company will accrete the financing obligation over the lease term based on the lease's implicit interest rate of 8%.
Agua Caliente Borrower 2, due 2038
On February 17, 2017, Agua Caliente Borrower 1 LLC, an indirect subsidiary of NRG, and Agua Caliente Borrower 2 LLC, issued $130 million of senior secured notes under the Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC financing agreement, or Agua Caliente Holdco Financing Agreement, that bear interest at 5.43% and mature on December 31, 2038. As described in Note 3, Business Acquisitions, on March 27, 2017, the Company acquired Agua Caliente Borrower 2 LLC from NRG as part of the March 2017 Drop Down Assets acquisition and assumed NRG's portion of senior secured notes under the Agua Caliente Holdco Financing Agreement. Agua Caliente Borrower 2 LLC holds $41 million of the Agua Caliente Holdco debt as of December 31, 2017. The debt is joint and several with respect to Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC and is secured by the equity interests of each borrower in the Agua Caliente solar facility.

Utah Solar Portfolio, due 2022
As part of the March 2017 Drop Down Assets acquisition, the Company assumed non-recourse debt of $287 million relating to the Utah Solar Portfolio at an interest rate of LIBOR plus 2.625%. The debt matures on December 16, 2022. The $287 million consisted of $222 million outstanding at the time of NRG's acquisition of the Utah Solar Portfolio on November 2, 2016, and additional borrowings of $65 million, net of debt issuance costs, incurred during 2016. The Company holds $278 million of the Utah Solar Portfolio debt as of December 31, 2017.
Thermal Financing
On October 31, 2016, NRG Energy Center Minneapolis LLC, a subsidiary of the Company, received proceeds of $125 million from the issuance of 3.55% Series D notes due October 31, 2031, or the Series D Notes, and entered into a shelf facility for the anticipated issuance of an additional $70 million of Series E notes at a 4.80% fixed rate. The Series D Notes will be secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries. NRG Energy Center Minneapolis LLC distributed the proceeds of the Series D Notes to NRG Thermal LLC, which in turn distributed the proceeds to NRG Yield Operating LLC to be utilized for general corporate purposes, including potential acquisitions.
On March 16, 2017, NRG Energy Center Minneapolis LLC, a subsidiary of NRG Thermal LLC, amended the shelf facility of its existing Thermal financing arrangement to allow for the issuance of an additional $10 million of Series F notes at a 4.60% interest rate, or Series F Notes, increasing the total principal amount of notes available for issuance under the shelf facility to $80 million. The Series E and Series F Notes will be secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries.
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

The following table summarizes the swaps, some of which are forward starting as indicated, related to the Company's project level debt as of December 31, 2017:

	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2017 (In millions)	Effective Date	Maturity Date
Alpine	85%	various	3-Month LIBOR	$115	various	various
Avra Valley	85%	2.333%	3-Month LIBOR	46	November 30, 2012	November 30, 2030
AWAM	100%	2.47%	3-Month LIBOR	17	May 22, 2013	May 15, 2031
Blythe	75%	3.563%	3-Month LIBOR	13	June 25, 2010	June 25, 2028
Borrego	75%	1.125%	3-Month LIBOR	5	April 3, 2013	June 30, 2020
El Segundo	75%	various	3-Month LIBOR	340	various	various
Kansas South	75%	2.368%	6-Month LIBOR	21	June 28, 2013	December 31, 2030
Laredo Ridge	75%	2.31%	3-Month LIBOR	75	March 31, 2011	March 31, 2026
Marsh Landing	75%	3.244%	3-Month LIBOR	295	June 28, 2013	June 30, 2023
Roadrunner	75%	4.313%	3-Month LIBOR	26	September 30, 2011	December 31, 2029
South Trent	75%	3.265%	3-Month LIBOR	40	June 15, 2010	June 14, 2020
South Trent	75%	4.95%	3-Month LIBOR	21	June 30, 2020	June 14, 2028
Tapestry	75%	2.21%	3-Month LIBOR	146	December 30, 2011	December 21, 2021
Tapestry	50%	3.57%	3-Month LIBOR	60	December 21, 2021	December 21, 2029
Utah Solar Portfolio	80%	various	1-Month LIBOR	223	various	September 30, 2036
Viento Funding II	90%	various	6-Month LIBOR	148	various	various
Viento Funding II	90%	4.985%	6-Month LIBOR	65	July 11, 2023	June 30, 2028
Walnut Creek Energy	75%	various	3-Month LIBOR	239	June 28, 2013	May 31, 2023
WCEP Holdings	90%	4.003%	3-Month LIBOR	45	June 28, 2013	May 31, 2023
Total				$1,940
Annual Maturities
Annual payments based on the maturities of the Company's debt, for the years ending after December 31, 2017, are as follows:

(In millions)
2018	$306
2019	714
2020	650
2021	455
2022	653
Thereafter	3,121
Total	$5,899

Note 11 — Members' Equity
The following table lists the distributions paid on the Company's Class A, Class B, Class C and Class D units during the year ended December 31, 2017:

	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Distributions per Class A and Class B units	$0.288	$0.28	$0.27	$0.26
Distributions per Class C and Class D units	$0.288	$0.28	$0.27	$0.26
On February 15, 2018, the Company declared a quarterly distribution on its Class A, Class B, Class C and Class D units of $0.298 per share payable on March 15, 2018.
During 2017, 2016, and 2015, the Company acquired the Drop Down Assets from NRG, as described in Note 3, Business Acquisitions. The difference between the cash paid and historical value of the acquired Drop Down Assets was recorded as a distribution to/contribution from NRG with the offset to contributed capital.  Prior to the date of acquisition, certain of the projects made distributions to NRG and NRG made contributions into certain projects.  These amounts are reflected within the Company’s statement of stockholders’ equity as changes in the contributed capital balance.
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
The Company generated more than 10% of its revenues from the following customers for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
Customer	Conventional (%)	Renewables (%)	Conventional (%)	Renewables (%)	Conventional (%)	Renewables (%)
SCE	21%	20%	21%	21%	22%	17%
PG&E	12%	11%	12%	11%	12%	12%

	Year ended December 31, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$501	$172	$—	$1,009
Cost of operations	77	133	116	—	326
Depreciation and amortization	103	210	21	—	334
Impairment losses	—	44	—	—	44
General and administrative	—	—	—	19	19
Acquisition-related transaction and integration costs	—	—	—	3	3
Operating income (loss)	156	114	35	(22)	283
Equity in earnings of unconsolidated affiliates	12	59	—	—	71
Other income, net	1	2	—	1	4
Loss on debt extinguishment	—	(3)	—	—	(3)
Interest expense	(49)	(163)	(10)	(71)	(293)
Net Income (Loss)	$120	$9	$25	$(92)	$62
Balance Sheet
Equity investment in affiliates	$102	$1,076	$—	$—	$1,178
Capital expenditures (a)	15	4	16	—	35
Total Assets	$1,897	$5,811	$422	$24	$8,154

(a) Includes accruals.

	Year ended December 31, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$333	$532	$170	$—	$1,035
Cost of operations	66	128	114	—	308
Depreciation and amortization	80	203	20	—	303
Impairment losses	—	185	—	—	185
General and administrative	—	—	—	14	14
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	187	16	36	(15)	224
Equity in earnings of unconsolidated affiliates	13	47	—	—	60
Other income, net	1	2	—	—	3
Interest expense	(48)	(151)	(7)	(66)	(272)
Net Income (Loss)	$153	$(86)	$29	$(81)	$15
Balance Sheet
Equity investments in affiliates	$106	$1,046	$—	$—	$1,152
Capital expenditures (a)	7	2	14	—	23
Total Assets	$1,993	$6,114	$426	$213	$8,746

(a) Includes accruals.

	Year ended December 31, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$458	$174	$—	$968
Cost of operations	59	138	126	—	323
Depreciation and amortization	81	203	19	—	303
Impairment losses	—	1	—	—	1
General and administrative	—	—	—	10	10
Acquisition-related transaction and integration costs	—	—	—	3	3
Operating income (loss)	196	116	29	(13)	328
Equity in earnings of unconsolidated affiliates	14	17	—	—	31
Other income, net	1	2	—	—	3
Loss on debt extinguishment	(7)	(2)	—	—	(9)
Interest expense	(48)	(151)	(7)	(52)	(258)
Net Income (Loss)	$156	$(18)	$22	$(65)	$95

Note 13 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of NRG provide services to the Company's project entities. Amounts due to NRG subsidiaries are recorded as accounts payable — affiliate and amounts due to the Company from NRG subsidiaries are recorded as accounts receivable — affiliate in the Company's balance sheet. The disclosures below summarize the Company's material related party transactions with NRG and its subsidiaries that are included in the Company's operating revenues and operating costs.
Power Hedge Contracts by and between Renewable Entities and NRG Texas Power LLC
Certain NRG Wind TE Holdco entities, which are subsidiaries in the Renewables segment, entered into power hedge contracts with NRG Texas Power LLC, a subsidiary of NRG, and generated $16 million of revenue during the year ended December 31, 2015. Effective October 2015, Elbow Creek entered into a PPA with NRG Power Marketing LLC, or NRG Power Marketing, a wholly-owned subsidiary of NRG, as further described below, and the hedge agreement between Elbow Creek and NRG Texas Power LLC was terminated.
Power Purchase Agreements (PPAs) between the Company and NRG Power Marketing
Elbow Creek and Dover are parties to PPAs with NRG Power Marketing and generate revenue under the PPAs, which are recorded to operating revenues in the Company's consolidated statements of operations. For the years ended December 31, 2017 and 2016, Elbow Creek generated revenues of $8 million each year, and Dover generated revenues of $4 million and $5 million, respectively.
Energy Marketing Services Agreement by and between Thermal entities and NRG Power Marketing
NRG Energy Center Dover LLC, NRG Energy Center Minneapolis, NRG Energy Center Phoenix LLC, and NRG Energy Center Paxton LLC, or Thermal entities, are parties to Energy Marketing Services Agreements with NRG Power Marketing, a wholly-owned subsidiary of NRG. Under the agreements, NRG Power Marketing procures fuel and fuel transportation for the operation of Thermal entities. The Thermal entities purchased a total of $9 million of natural gas during each of the years ended December 31, 2017 and 2016. During the year ended December 31, 2015 total purchases of natural gas under the agreement were $13 million.
Operation and Maintenance (O&M) Services Agreements by and between Company's subsidiaries and NRG
Certain of the Company's subsidiaries are party to O&M Services Agreements with NRG, pursuant to which NRG subsidiaries provide necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. The fees incurred under this agreement were $39 million for the year ended December 31, 2017, and $36 million for each year ended December 31, 2016 and 2015.
The Company had $13 million due to NRG for the services performed during the year ended December 31, 2017 under the O&M Agreements, $5 million of which was paid off as of March 1, 2018. The Company had $22 million due to NRG for the services performed during the year ended December 31, 2016 under the O&M Agreements.
O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. The fees incurred under the agreements were $5 million each year for the years ended December 31, 2017 and 2016, and $4 million for the year ended December 31, 2015.

Administrative Services Agreement by and between Marsh Landing and NRG West Coast LLC
On December 19, 2016, Marsh Landing entered into an administrative services agreement with NRG West Coast LLC, a wholly owned subsidiary of NRG. The administrative services agreement was previously between Marsh Landing and GenOn Energy Services, LLC, a wholly-owned subsidiary of NRG and was subsequently assigned to and assumed by NRG West Coast LLC. The Company reimbursed costs under this agreement of approximately $15 million, $14 million and $13 million for the years ended December 31, 2017, 2016 and 2015, respectively. There was a balance of $1 million due to NRG West Coast LLC in accounts payable — affiliate as of December 31, 2017 and 2016.
Administrative Services Agreements by and between the Company and NRG Renew Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to administrative services agreements with NRG Renew Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of NRG, which provides O&M services to these subsidiaries. The Company incurred total expenses for these services in the amount of $23 million, $13 million and $7 million for the years ended December 31, 2017, 2016 and 2015, respectively. There was a balance of $5 million due to RENOM as of December 31, 2017 and 2016.
Management Services Agreement by and between the Company and NRG
NRG provides the Company with various operational, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of December 31, 2017, the base management fee was approximately $8.5 million per year, subject to an inflation-based adjustment annually, at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. During the year ended December 31, 2017, the fee was increased by approximately $1 million per year, primarily due to the acquisition of the March 2017, August 2017 and November 2017 Drop Down Assets, as further described in Note 3, Business Acquisitions. In addition to the base management fee, the Company is also responsible for any expenses that are directly incurred and paid for by NRG on behalf of the Company. Costs incurred under this agreement were approximately $10 million for each of the years ended December 31, 2017 and 2016, and $8 million for the year ended December 31, 2015. There was a balance of $4 million in accounts payable — affiliate due to NRG as of December 31, 2017, which the Company paid off in January 2018.
EPC Agreement by and between NECP and NRG
On October 31, 2016, NRG Business Services LLC, a subsidiary of NRG, and NECP, a wholly owned subsidiary of the Company, entered into an EPC agreement for the construction of a 73 MWt district energy system for NECP to provide 150 kpph of steam, 6,750 tons of chilled water and 7.5 MW of emergency backup power service to UPMC Mercy. The initial term of the energy services agreement with UPMC Mercy will be for a period of twenty years from the service commencement date.  Pursuant to the terms of the EPC agreement, NECP agreed to pay NRG Business Services LLC $79 million, subject to adjustment based upon certain conditions in the EPC agreement, upon substantial completion of the project. The project is expected to reach COD in the first half of 2018. As of December 31, 2017, the parties made a number of amendments to the EPC Agreement, based on customer change orders, to increase the capacity of the district energy system from 73 MWt to 80 MWt, which also increased the payment from $79 million to $88 million.
Note 14 — Commitments and Contingencies
Operating Lease Commitments
The Company leases certain facilities and equipment under operating leases, some of which include escalation clauses, expiring on various dates through 2048. The effects of these scheduled rent increases, leasehold incentives, and rent concessions are recognized on a straight-line basis over the lease term unless another systematic and rational allocation basis is more representative of the time pattern in which the leased property is physically employed. Lease expense under operating leases was $17 million, $15 million and $10 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company's future minimum lease commitments under operating leases are $9 million for each of the years ending December 31, 2018 through 2022, and $151 million thereafter.

Period

Gas and Transportation Commitments
The Company has entered into contractual arrangements to procure power, fuel and associated transportation services. For the years ended December 31, 2017, 2016 and 2015, the Company purchased $34 million, $32 million and $40 million, respectively, under such arrangements. As further described in Note 13 Related Party Transactions, these purchases include intercompany transactions between certain Thermal entities and NRG Power Marketing under the Energy Marketing Services Agreements in the amount of $9 million for each of the years ended December 31, 2017 and 2016. Total intercompany purchases of natural gas under the agreement were $13 million for the year ended December 31, 2015.
As of December 31, 2017, the Company's commitments under such outstanding agreements are estimated as follows:

Period	(In millions)
2018	$11
2019	5
2020	3
2021	3
2022	3
Thereafter	16
Total	$41
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
Braun v. NRG Yield, Inc. — On April 19, 2016, plaintiffs filed a putative class action lawsuit against NRG Yield, Inc., the current and former members of its board of directors individually, and other parties in California Superior Court in Kern County, CA.  Plaintiffs allege various violations of the Securities Act due to the defendants’ alleged failure to disclose material facts related to low wind production prior to NRG Yield, Inc.'s June 22, 2015 Class C common stock offering.  Plaintiffs seek compensatory damages, rescission, attorney’s fees and costs. The defendants filed objections and a motion challenging jurisdiction on October 18, 2016. On December 1, 2017, the parties agreed to a stipulation which provides the plaintiffs' opposition is due on March 6, 2018 and the defendants' reply is due on May 4, 2018.
Ahmed v. NRG Energy, Inc. and the NRG Yield Board of Directors — On September 15, 2016, plaintiffs filed a putative class action lawsuit against NRG Energy, Inc., the directors of NRG Yield, Inc., and other parties in the Delaware Chancery Court. The complaint alleges that the defendants breached their respective fiduciary duties with regard to the recapitalization of NRG Yield, Inc. common stock in 2015. The plaintiffs generally seek economic damages, attorney’s fees and injunctive relief. The defendants filed a motion to dismiss the lawsuit on December 21, 2016. Plaintiffs filed their objection to the motion to dismiss on February 15, 2017. The defendants' reply was filed on March 24, 2017. The court heard oral argument on the defendants' motion to dismiss on June 20, 2017. On September 7, 2017, the court requested additional briefing which the parties provided on September 21, 2017. On December 11, 2017, the court dismissed the lawsuit with prejudice, thereby ending the case.
GenOn Noteholders' Lawsuit — On December 13, 2016, certain indenture trustees for an ad hoc group of holders, or the Noteholders, of the GenOn Energy, Inc., or GenOn, 7.875% Senior Notes due 2017, 9.500% Notes due 2018, and 9.875% Notes due 2020, and the GenOn Americas Generation, LLC 8.50% Senior Notes due 2021 and 9.125% Senior Notes due 2031, along with certain of the Noteholders, filed a complaint in the Superior Court of the State of Delaware against NRG and GenOn alleging certain claims related to the Services Agreement between NRG and GenOn. On April 30, 2017, the Noteholders filed an amended complaint that asserts additional claims of fraudulent transfer, insider preference and breach of fiduciary duties. In addition to NRG and GenOn, the amended complaint names NRG Yield LLC and certain current and former officers and directors of GenOn as defendants. The plaintiffs, among other things, generally seek return of all monies paid under the Services Agreement and any other damages that the court deems appropriate. On April 28, 2017, the bondholders filed an amended complaint adding the GenOn directors and officers as defendants and asserting claims that they breached certain fiduciary duties. Plaintiffs specifically allege that the transfer of Marsh Landing to NRG Yield LLC constituted a fraudulent transfer. On June 12, 2017, certain GenOn entities, NRG and certain holders of the GenOn and GenOn Americas Generation, LLC senior notes entered into a restructuring support and lock-up agreement. On December 14, 2017, a settlement agreement was entered into between GenOn and NRG which should ultimately resolve this lawsuit.

Note 15 — Unaudited Quarterly Data
Refer to Note 2, Summary of Significant Accounting Policies and Note 3, Business Acquisitions for a description of the effect of unusual or infrequently occurring events during the quarterly periods. Below is summarized unaudited quarterly financial data, which includes the results of the November 2017 Drop Down Assets Acquisition and its impact on every quarter of the 2017 and 2016 results, which were recast to include the November 2017 Drop Down Assets, where applicable:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2017
	(In millions)
Operating Revenues	$231	$269	$288	$221

Operating Revenues (as previously reported)	N/A	265	284	218
Change	N/A	4	4	3

Operating Income	19	85	124	55

Operating Income (as previously reported)	N/A	95	122	54
Change	N/A	(10)	2	1

Net (Loss) Income	(38)	41	59	—

Net Income (as previously reported)	N/A	52	57	1
Change	N/A	$(11)	$2	$(1)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2016
	(In millions)
Operating Revenues	$235	$276	$287	$237

Operating Revenues (as previously reported)	232	272	283	234
Change	3	4	4	3

Operating (Loss) Income	(100)	120	130	74

Operating (Loss) Income (as previously reported)	(99)	118	128	73
Change	(1)	2	2	1

Net (Loss) Income	(138)	68	80	5

Net (Loss) Income (as previously reported)	(137)	67	79	6
Change	$(1)	$1	$1	$(1)

Note 16 — Condensed Consolidating Financial Information

As of December 31, 2017, Yield Operating LLC had outstanding $500 million of the 2024 Senior Notes and $350 million of the 2026 Senior Notes, collectively Senior Notes, as described in Note 10, Long-term Debt. These Senior Notes are guaranteed by the Company, as well as certain of the Company's subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include the rest of the Company's subsidiaries, including the ones that are subject to project financing.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of December 31, 2017:

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
In this presentation, Yield LLC consists of parent company operations. Guarantor subsidiaries and non-guarantor subsidiaries of Yield LLC are reported on an equity basis. For companies acquired, the fair values of the assets and liabilities acquired have been presented on a push-down accounting basis. As described in Note 3, Business Acquisitions, the Company completed the acquisition of the November 2017 Drop Down Assets, August 2017 Drop Down Assets, and March 2017 Drop Down Assets from NRG on November 1, 2017, August 1, 2017 and March 27, 2017, respectively. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its condensed consolidating financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period.
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

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2017

	NRG Yield LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(b)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$21	$988	$1	$(1)	$1,009
Operating Costs and Expenses				—
Cost of operations	—	14	312	1	(1)	326
Depreciation and amortization	—	5	329	—	—	334
Impairment losses	—	—	44	—	—	44
General and administrative	—	—	—	19	—	19
Acquisition-related transaction and integration costs	—	—	—	3	—	3
Total operating costs and expenses	—	19	685	23	(1)	726
Operating (Loss) Income	—	2	303	(22)	—	283
Other Income (Expense)
Equity in earnings (losses) of consolidated affiliates	136	(16)	—	126	(246)	—
Equity in earnings of unconsolidated affiliates	—	22	21	28	—	71
Other income, net	1	—	3	—	—	4
Loss on debt extinguishment	—	—	(3)	—	—	(3)
Interest expense	—	—	(222)	(71)	—	(293)
Total other income (expense), net	137	6	(201)	83	(246)	(221)
Net Income	137	8	102	61	(246)	62
Less: Net loss attributable to noncontrolling interests	—	—	(5)	(75)	5	(75)
Net Income Attributable to NRG Yield LLC	$137	$8	$107	$136	$(251)	$137

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the year ended December 31, 2017

	NRG Yield LLC (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(b)	Consolidated
	(In millions)
Net Income	$137	$8	$102	$61	$(246)	$62
Other Comprehensive Income
Unrealized gain on derivatives	17	1	16	17	(34)	17
Other comprehensive income	17	1	16	17	(34)	17
Comprehensive Income	154	9	118	78	(280)	79
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(5)	(75)	5	(75)
Comprehensive Income Attributable to NRG Yield LLC	$154	$9	$123	$153	$(285)	$154

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2017

	NRG Yield LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(b)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$22	$—	$124	$—	$—	$146
Restricted cash	—	—	168	—	—	168
Accounts receivable — trade	1	2	92	1	—	96
Inventory	—	1	38	—	—	39
Notes receivable — current	—	—	13	—	—	13
Prepayments and other current assets	—	—	18	1	—	19
Total current assets	23	3	453	2	—	481

Property, plant and equipment, net	—	58	5,146	—	—	5,204
Other Assets
Investment in consolidated subsidiaries	1,823	460	—	3,177	(5,460)	—
Equity investments in affiliates	—	233	577	368	—	1,178
Intangible assets, net	—	55	1,173	—	—	1,228
Other non-current assets	—	—	63	—	—	63
Total other assets	1,823	748	1,813	3,545	(5,460)	2,469
Total Assets	$1,846	$809	$7,412	$3,547	$(5,460)	$8,154

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Continued)
December 31, 2017

	NRG Yield LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Eliminations(b)	Consolidated
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	$—	$—	$306	$—	$—	$306
Accounts payable — trade	—	2	25	—	—	27
Accounts payable — affiliate	—	5	27	16	—	48
Derivative instruments	—	—	17	—	—	17
Accrued expenses and other current liabilities	—	1	61	25	—	87
Total current liabilities	—	8	436	41	—	485
Other Liabilities
Long-term debt — external	—	—	4,025	896	—	4,921
Long-term debt — affiliate	—	—	—	618	—	618
Derivative instruments	—	—	31	—	—	31
Other non-current liabilities	—	—	84	7	—	91
Total non-current liabilities	—	—	4,140	1,521	—	5,661
Total Liabilities	—	8	4,576	1,562	—	6,146
Commitments and Contingencies
Members' Equity
Contributed capital	1,897	863	2,871	2,097	(5,831)	1,897
Retained earnings (accumulated deficit)	17	(61)	(21)	(206)	288	17
Accumulated other comprehensive loss	(68)	(1)	(71)	(68)	140	(68)
Noncontrolling interest	—	—	57	162	(57)	162
Total Members' Equity	1,846	801	2,836	1,985	(5,460)	2,008
Total Liabilities and Members’ Equity	$1,846	$809	$7,412	$3,547	$(5,460)	$8,154

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2017

	NRG Yield LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Yield Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$—	$58	$529	$(71)	$516
Cash Flows from Investing Activities
Changes in investments in consolidated subsidiaries	(15)	—	—	15	—
Acquisition of Drop Down Assets, net of cash acquired	—	—	—	(250)	(250)
Capital expenditures	—	(4)	(27)	—	(31)
Cash receipts from notes receivable	—	—	17	—	17
Return of investment from unconsolidated affiliates	—	10	14	23	47
Investments in unconsolidated affiliates	—	(64)	(7)	(2)	(73)
Other	—	—	7	—	7
Net Cash Provided by (Used in) Investing Activities	(15)	(58)	4	(214)	(283)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	—	—	2	11	13
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	—	(13)	(7)	(20)
Transfer of funds under intercompany cash management arrangement	(5)	—	(1)	6	—
Proceeds from the issuance of Class C units	33	—	—	—	33
(Payments of) proceeds from distributions	(202)	—	(220)	220	(202)
Proceeds from the revolving credit facility	—	—	—	55	55
Proceeds from issuance of long-term debt	—	—	41	—	41
Payments of debt issuance costs	—	—	(4)	—	(4)
Payments for long-term debt — external	—	—	(332)	—	(332)
Net Cash (Used in) Provided by Financing Activities	(174)	—	(527)	285	(416)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(189)	—	6	—	(183)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	211	—	286	—	497
Cash, Cash Equivalents and Restricted Cash at End of Period	$22	$—	$292	$—	$314

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2016

	NRG Yield LLC (a) (c)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (c)	NRG Yield Operating LLC (Note Issuer) (c)	Eliminations(b) (c)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$22	$1,013	$1	$(1)	$1,035
Operating Costs and Expenses
Cost of operations	—	14	294	1	(1)	308
Depreciation and amortization	—	5	298	—	—	303
Impairment losses	—	—	185	—	—	185
General and administrative	2	—	—	12	—	14
Acquisition-related transaction and integration costs	—	—	—	1	—	1
Total operating costs and expenses	2	19	777	14	(1)	811
Operating Income (Loss)	(2)	3	236	(13)	—	224
Other Income (Expense)
Equity in earnings (losses) of consolidated affiliates	128	10	—	66	(204)	—
Equity in earnings of unconsolidated affiliates	—	9	21	30	—	60
Other income, net	—	—	3	—	—	3
Interest expense	—	—	(206)	(66)	—	(272)
Total other income (expense)	128	19	(182)	30	(204)	(209)
Net Income	126	22	54	17	(204)	15
Less: Net loss attributable to noncontrolling interests	—	—	(1)	(111)	1	(111)
Net Income Attributable to NRG Yield LLC	$126	$22	$55	$128	$(205)	$126

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.
(c) Retrospectively adjusted as discussed in Note 1, Nature of Business.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2016

	NRG Yield LLC (a) (c)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (c)	NRG Yield Operating LLC (Note Issuer) (c)	Eliminations(b) (c)	Consolidated
	(In millions)
Net Income	$126	$22	$54	$17	$(204)	$15
Other Comprehensive Income
Unrealized gain on derivatives	13	1	10	13	(24)	13
Other comprehensive income	13	1	10	13	(24)	13
Comprehensive Income	139	23	64	30	(228)	28
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1)	(111)	1	(111)
Comprehensive Income Attributable to NRG Yield LLC	$139	$23	$65	$141	$(229)	$139

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.
(c) Retrospectively adjusted as discussed in Note 1, Nature of Business.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2016

	NRG Yield LLC (a)(c)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (c)	NRG Yield Operating LLC (Note Issuer) (c)	Eliminations(b)(c)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$211	$—	$110	$—	$—	$321
Restricted cash	—	—	176	—	—	176
Accounts receivable — trade	—	2	94	—	—	96
Inventory	—	2	37	—	—	39
Notes receivable — current	—	—	16	—	—	16
Prepayments and other current assets	—	—	21	1	—	22
Total current assets	211	4	454	1	—	670

Property, plant and equipment, net	—	59	5,495	—	—	5,554
Other Assets
Investment in consolidated subsidiaries	1,927	527	—	3,272	(5,726)	—
Equity investments in affiliates	—	171	600	381	—	1,152
Intangible assets, net	—	56	1,247	—	—	1,303
Other non-current assets	—	—	66	1	—	67
Total other assets	1,927	754	1,913	3,654	(5,726)	2,522
Total Assets	$2,138	$817	$7,862	$3,655	$(5,726)	$8,746

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.
(c) Retrospectively adjusted as discussed in Note 1, Nature of Business.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Continued)
December 31, 2016

	NRG Yield LLC (a) (c)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (c)	NRG Yield Operating LLC (Note Issuer) (c)	Eliminations (b) (c)	Consolidated
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	$—	$—	$323	$—	$—	$323
Accounts payable — trade	—	2	18	3	—	23
Accounts payable — affiliate	—	7	15	18	—	40
Derivative instruments	—	—	33	—	—	33
Accrued expenses and other current liabilities	—	1	60	24	—	85
Total current liabilities	—	10	449	45	—	504
Other Liabilities
Long-term debt — external	—	—	4,289	839	—	5,128
Long-term debt — affiliate	—	—	—	618	—	618
Accounts payable — affiliate	—	—	9	—	—	9
Derivative instruments	—	—	46	—	—	46
Other non-current liabilities	—	—	77	—	—	77
Total non-current liabilities	—	—	4,421	1,457	—	5,878
Total Liabilities	—	10	4,870	1,502	—	6,382
Commitments and Contingencies
Members' Equity
Contributed capital	2,179	874	2,972	2,155	(6,001)	2,179
Retained earnings (accumulated deficit)	44	(65)	43	(143)	165	44
Accumulated other comprehensive loss	(85)	(2)	(87)	(85)	174	(85)
Noncontrolling interest	—	—	64	226	(64)	226
Total Members' Equity	2,138	807	2,992	2,153	(5,726)	2,364
Total Liabilities and Members’ Equity	$2,138	$817	$7,862	$3,655	$(5,726)	$8,746

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.
(c) Retrospectively adjusted as discussed in Note 1, Nature of Business.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2016

	NRG Yield LLC (a) (b)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (b)	NRG Yield Operating LLC (Note Issuer) (b)	Consolidated

Net Cash Provided by (Used in) Operating Activities	$—	$62	$554	$(39)	$577
Cash Flows from Investing Activities
Changes in investments in consolidated subsidiaries	325	—	(21)	(304)	—
Acquisition of Drop Down Assets	—	—	—	(77)	(77)
Capital expenditures	—	—	(20)	—	(20)
Cash receipts from notes receivable	—	—	17	—	17
Return of investment from unconsolidated affiliates	—	16	—	12	28
Investments in unconsolidated affiliates	—	(80)	(3)	—	(83)
Other	—	—	4	—	4
Net Cash Used in Investing Activities	325	(64)	(23)	(369)	(131)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	44	2	—	(46)	—
Net contributions from noncontrolling interests	—	—	—	5	5
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	—	(174)	(10)	(184)
(Payments of) proceeds from distributions	(173)	—	(420)	420	(173)
Proceeds from the revolving credit facility	—	—	—	60	60
Payments for the revolving credit facility	—	—	—	(366)	(366)
Proceeds from the issuance of long-term debt - external	—	—	390	350	740
Payments of debt issuance costs	—	—	(10)	(5)	(15)
Payments for long-term debt — external	—	—	(269)	—	(269)
Net Cash Provided by (Used in) Financing Activities	(129)	2	(483)	408	(202)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	196	—	48	—	244
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	15	—	238	—	253
Cash, Cash Equivalents and Restricted Cash at End of Period	$211	$—	$286	$—	$497

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) Retrospectively adjusted as discussed in Note 1, Nature of Business.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2015

	NRG Yield LLC (a) (c)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (c)	NRG Yield Operating LLC (Note Issuer) (c)	Eliminations(b) (c)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$21	$937	$10	$—	$968
Operating Costs and Expenses
Cost of operations	—	14	309	—	—	323
Depreciation and amortization	—	4	299	—	—	303
Impairment losses	—	—	1	—	—	1
General and administrative	—	—	—	10	—	10
Acquisition-related transaction and integration costs	—	—	—	3	—	3
Total operating costs and expenses	—	18	609	13	—	640
Operating Income (Loss)	—	3	328	(3)	—	328
Other Income (Expense)
Equity in earnings (losses) of consolidated affiliates	157	(43)	—	125	(239)	—
Equity in (losses) earnings of unconsolidated affiliates	—	(2)	8	25	—	31
Other income, net	—	—	3	—	—	3
Loss on debt extinguishment	—	—	(9)	—	—	(9)
Interest expense	—	—	(206)	(52)	—	(258)
Total other income (expense), net	157	(45)	(204)	98	(239)	(233)
Net Income (Loss)	157	(42)	124	95	(239)	95
Less: Net loss attributable to noncontrolling interests	—	—	(2)	(62)	2	(62)
Net Income (Loss) Attributable to NRG Yield LLC	$157	$(42)	$126	$157	$(241)	$157

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.
(c) Retrospectively adjusted as discussed in Note 1, Nature of Business.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2015

	NRG Yield LLC (a) (c)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (c)	NRG Yield Operating LLC (Note Issuer) (c)	Eliminations (b) (c)	Consolidated
	(In millions)
Net Income (Loss)	$157	$(42)	$124	$95	$(239)	$95
Other Comprehensive Loss
Unrealized loss on derivatives	(16)	—	(16)	(17)	32	(17)
Other comprehensive loss	(16)	—	(16)	(17)	32	(17)
Comprehensive Income (Loss)	141	(42)	108	78	(207)	78
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(2)	(63)	2	(63)
Comprehensive Income (Loss) Attributable to NRG Yield LLC	$141	$(42)	$110	$141	$(209)	$141

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.
(c) Retrospectively adjusted as discussed in Note 1, Nature of Business.

NRG YIELD LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2015

	NRG Yield LLC (a) (b)	Other Guarantor Subsidiaries		Non-Guarantor Subsidiaries (b)	NRG Yield Operating LLC (Note Issuer) (b)	Consolidated
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$—	$19		$423	$(18)	$424
Cash Flows from Investing Activities
Changes in investments in consolidated subsidiaries	(464)	—		285	179	—
Acquisition of businesses, net of cash acquired	—	—		—	(37)	(37)
Acquisition of Drop Down Assets, net of cash acquired	—	—		—	(698)	(698)
Capital expenditures	—	—		(29)	—	(29)
Cash receipts from notes receivable	—	—		17	—	17
Return of investment from unconsolidated affiliates	—	—		—	42	42
Investments in unconsolidated affiliates	—	(28)	—	—	(374)	(402)
Other	—	—		9	—	9
Net Cash (Used in) Provided by Investing Activities	(464)	(28)		282	(888)	(1,098)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	(309)	9		—	300	—
Net contributions from noncontrolling interests	—	—		—	122	122
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	—		(79)	—	(79)
Proceeds from the issuance of Class C units	599	—		—	—	599
(Payments of) proceeds from distributions	(139)	—		(392)	392	(139)
Proceeds from the revolving credit facility	—	—		—	551	551
Payments for the revolving credit facility	—	—		—	(245)	(245)
Proceeds from issuance of long-term debt — external	—	—		6	—	6
Proceeds from issuance of long-term debt — affiliate	—	—		—	281	281
Payments for long-term debt — external	—	—		(241)	(494)	(735)
Payment of debt issuance costs	—	—		(6)	(1)	(7)
Net Cash Provided by (Used in) Financing Activities	151	9		(712)	906	354
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(313)	—		(7)	—	(320)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	328	—		245	—	573
Cash, Cash Equivalents and Restricted Cash at End of Period	$15	$—		$238	$—	$253

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) Retrospectively adjusted as discussed in Note 1, Nature of Business.

EXHIBIT INDEX

Number	Description	Method of Filing
2.1	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Gas Development Company, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to NRG Yield, Inc.’s Current Report on Form 8-K filed on May 9, 2014.
2.2	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Solar PV LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.2 to NRG Yield, Inc.’s Current Report on Form 8-K filed on May 9, 2014.
2.3	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Solar PV LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.3 to NRG Yield, Inc.’s Current Report on Form 8-K filed on May 9, 2014.
2.4
Purchase and Sale Agreement, dated June 3, 2014, by and among NRG Yield, Inc., NRG Yield Operating LLC, Terra-Gen Finance Company, LLC, NTD AWAM Holdings, LLC, CHIPS Alta Wind X Holding Company, LLC and CHIPS Alta Wind XI Holding Company, LLC.
Incorporated herein by reference to Exhibit 10.1 to NRG Yield, Inc.’s Current Report on Form 8-K filed on June 9, 2014.
2.5	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Wind LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to NRG Yield, Inc.’s Current Report on Form 8-K filed on November 7, 2014.
2.6	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Arroyo Nogales LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.2 to NRG Yield, Inc.’s Current Report on Form 8-K filed on November 7, 2014.
2.7*^	Purchase and Sale Agreement, dated as of June 17, 2015, by and between EFS Desert Sun, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to NRG Yield, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2015.
2.8	Purchase and Sale Agreement, dated as of September 17, 2015, by and between NRG Energy Gas & Wind Holdings, Inc. and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to NRG Yield, Inc.’s Current Report on Form 8-K filed on September 21, 2015.
2.9	Purchase and Sale Agreement, dated as of August 8, 2016, between NRG Solar CVSR Holdings 2 LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to NRG Yield, Inc.'s Current Report on Form 8-K, filed on August 9, 2016.
2.10*	Purchase and Sale Agreement, dated as of February 6, 2018, by and between NRG Gas Development Company, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.10 to NRG Yield, Inc.'s Annual Report on Form 10-K, filed on March 1, 2018.
3.1	Certificate of Formation of NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 3.01(a) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.2	Certificate of Amendment of Certificate of Formation of NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 3.01(b) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.3	Second Amended and Restated Limited Liability Company Agreement of NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 3.02 to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.4	Certificate of Formation of NRG Yield LLC.	Incorporated herein by reference to Exhibit 3.03(a) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.5	Certificate of Amendment of Certificate of Formation of NRG Yield LLC.	Incorporated herein by reference to Exhibit 3.03(b) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.6	Third Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of May 14, 2015.	Incorporated herein by reference to Exhibit 10.4 to NRG Yield, Inc.'s Current Report on Form 8-K filed on May 15, 2015.
4.1	Indenture, dated August 5, 2014, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to NRG Yield, Inc.'s Current Report on Form 8-K filed on August 5, 2014.

4.2	Form of 5.375% Senior Note due 2024.	Incorporated herein by reference to Exhibit 4.2 to NRG Yield, Inc.'s Current Report on Form 8-K filed on August 5, 2014.
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
4.13
Fifth Supplemental Indenture, dated as of January 29, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).

Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on January 31, 2018.
4.14
Supplemental Indenture, dated as of January 29, 2018, among NRG Yield Operating LLC, the guarantors named therein and the Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on January 31, 2018.
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
Incorporated herein by reference to Exhibit 10.8 to NRG Yield, Inc.'s Draft Registration Statement on Form S-1 filed on February 13, 2013.

10.7	Operation and Maintenance Agreement, dated as of January 31, 2011, by and between Avenal Solar Holdings LLC and NRG Energy Services LLC.	Incorporated herein by reference to Exhibit 10.11 to NRG Yield, Inc.'s Draft Registration Statement on Form S-1 filed on February 13, 2013.
10.8	Asset Management Agreement, dated as of August 30, 2012, by and between NRG Solar Avra Valley LLC and NRG Solar Asset Management LLC.	Incorporated herein by reference to Exhibit 10.12 to NRG Yield, Inc.'s Draft Registration Statement on Form S-1 filed on February 13, 2013.
10.9	Operation and Maintenance Agreement, dated as of August 1, 2012, by and between NRG Energy Services LLC and NRG Solar Borrego I LLC.	Incorporated herein by reference to Exhibit 10.13 to NRG Yield, Inc.'s Draft Registration Statement on Form S-1 filed on February 13, 2013.
10.10	Asset Management Agreement, dated as of March 15, 2012, by and between NRG Solar Alpine LLC and NRG Solar Asset Management LLC.	Incorporated herein by reference to Exhibit 10.14 to NRG Yield, Inc.'s Draft Registration Statement on Form S-1 filed on February 13, 2013.
10.11	Operation and Maintenance Agreement, dated as of September 30, 2011, by and between NRG Energy Services LLC and High Plains Ranch II, LLC.	Incorporated herein by reference to Exhibit 10.15 to NRG Yield, Inc.'s Draft Registration Statement on Form S-1 filed on February 13, 2013.
10.12	Project Administration Agreement, dated as of August 16, 2010, by and between South Trent Wind LLC and NRG Texas Power LLC.	Incorporated herein by reference to Exhibit 10.16 to NRG Yield, Inc.'s Draft Registration Statement on Form S-1 filed on February 13, 2013.
10.13	Operation and Maintenance Agreement, dated as of April 24, 2009, by and between GenConn Devon LLC and Devon Power LLC.	Incorporated herein by reference to Exhibit 10.15 to NRG Yield, Inc.'s Registration Statement on Form S-1 filed on June 6, 2013.
10.14	Operation and Maintenance Agreement, dated as of April 24, 2009, by and between GenConn Middletown LLC and Middletown Power LLC.	Incorporated herein by reference to Exhibit 10.16 to NRG Yield, Inc.'s Registration Statement on Form S-1 filed on June 7, 2013.
10.15	Administrative Services Agreement, dated as of April 2, 2009, by and between GenOn Energy Services, LLC (formerly Mirant Services, LLC) and NRG Marsh Landing, LLC (formerly Mirant Marsh Landing, LLC.	Incorporated herein by reference to Exhibit 10.17 to NRG Yield, Inc.'s Registration Statement on Form S-1 filed on June 7, 2013.
10.16	Form of Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.20 to NRG Yield, Inc.'s Registration Statement on Form S-1/A filed on June 21, 2013.
10.17.1
Amended and Restated Credit Agreement, dated April 25, 2014, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada, as Administrative Agent, the lenders party thereto, Royal Bank of Canada, Goldman Sachs Bank USA and Bank of America, N.A., as L/C Issuers and RBC Capital Markets as Sole Left Lead Arranger and Sole Left Lead Book Runner.
Incorporated by reference to Exhibit 10.1 to NRG Yield, Inc.'s Current Report on Form 8-K filed on April 28, 2014.
10.17.2	First Amendment to Amended & Restated Credit Agreement, dated June 26, 2015, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada and the Lenders party thereto.	Incorporated herein by reference to Exhibit 10.9 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2015.
10.17.3
Second Amendment to Amended & Restated Credit Agreement, dated February 6, 2018, by and among NRG Yield Operating LLC, NRG Yield LLC, the guarantors party thereto, Royal Bank of Canada, as Administrative Agent, and the lenders party thereto.

Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2018.
10.18.1
Credit Agreement, dated as of August 23, 2011, among NRG West Holdings LLC, ING Capital LLC, Union Bank, N.A., Mizuho Corporate Bank, Ltd., RBS Securities Inc., Credit Agricole Corporate and Investment Bank, and each of lenders and issuing banks thereto.*
Incorporated herein by reference to Exhibit 10.2 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 7, 2014.
10.18.2	Amendment No. 1 to the Credit Agreement, dated October 7, 2011, by and between NRG West Holdings LLC and Credit Agricole Corporate and Investment Bank.	Incorporated herein by reference to Exhibit 10.3 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 7, 2014.
10.18.3	Amendment No. 2 to the Credit Agreement, dated February 29, 2012, by and between NRG West Holdings LLC and Credit Agricole Corporate and Investment Bank.	Incorporated herein by reference to Exhibit 10.4 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 7, 2014.
10.18.4	Amendment No. 3 to the Credit Agreement, dated as of January 27, 2014, by and between NRG West Holdings LLC and Credit Agricole Corporate and Investment Bank.	Incorporated herein by reference to Exhibit 10.6 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2015.
10.18.5
Amendment No. 4 to the Credit Agreement and Amendment No. 1 to the Collateral Agreement, dated as of May 16, 2014, by and between NRG West Holdings LLC, El Segundo Energy Center LLC and Credit Agricole Corporate and Investment Bank.
Incorporated herein by reference to Exhibit 10.7 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2015.

10.18.6	Amendment No. 5 to the Credit Agreement, dated as of May 29, 2015, by and between NRG West Holdings LLC and ING Capital LLC.	Incorporated herein by reference to Exhibit 10.8 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2015.
10.19.1	Amended and Restated Credit Agreement, dated July 17, 2014, by and among NRG Marsh Landing LLC, The Royal Bank of Scotland Plc, Deutsche Bank Trust Company Americas and the lenders party thereto.	Incorporated herein by reference to Exhibit 10.5 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 7, 2014.
10.19.2
First Amendment to the Credit Agreement and Collateral Agency and Intercreditor Agreement, dated July 17, 2014, by and among NRG Marsh Landing LLC, The Royal Bank of Scotland Plc, Deutsche Bank Trust Company Americas and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.6 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 7, 2014.
10.20^	Amended and Restated Limited Liability Company Agreement of NRG RPV Holdco 1 LLC, dated as of April 9, 2015.	Incorporated herein by reference to Exhibit 10.1 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2015.
10.21^	Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 1 LLC, dated as of May 8, 2015.	Incorporated herein by reference to Exhibit 10.2 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2015.
10.22^
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of NRG RPV Holdco 1 LLC, dated as of March 1, 2016, by and between NRG Yield RPV Holding LLC and NRG Residential Solar Solutions LLC.
Incorporated herein by reference to Exhibit 10.1 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on May 5, 2016.
10.23^
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 1 LLC, dated as of March 1, 2016, by and among NRG Yield DGPV Holding LLC, NRG Renew DG Holdings LLC and NRG Renew LLC.
Incorporated herein by reference to Exhibit 10.2 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on May 5, 2016.
10.24^	Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 2 LLC, dated as of March 1, 2016, by and among NRG Yield DGPV Holding LLC, NRG Renew DG Holdings LLC, and NRG Renew LLC.	Incorporated herein by reference to Exhibit 10.3 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q filed on May 5, 2016.
10.25
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of NRG RPV Holdco 1 LLC, dated as of August 5, 2016, by and between NRG Yield RPV Holding LLC and NRG Residential Solar Solutions LLC.
Incorporated herein by reference to Exhibit 10.1 to NRG Yield, Inc.'s Quarterly Report on Form 10-Q, filed on August 9, 2016.
10.26†	Employment Agreement, dated as of May 6, 2016, between NRG Yield, Inc. and Christopher S. Sotos.	Incorporated herein by reference to Exhibit 10.1 to NRG Yield, Inc.'s Current Report on Form 8-K/A, filed on August 9, 2016.
10.27†	Amendment, dated January 1, 2018 to Employment Agreement between NRG Yield, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.28 to NRG Yield, Inc.'s Annual Report on Form 10-K, filed on March 1, 2018.
10.28^
Consent and Indemnity Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc., NRG Repowering Holdings LLC, NRG Yield, Inc., and GIP III Zephyr Acquisition Partners, L.P., and NRG Yield Operating LLC (solely with respect to Sections E.5, E.6 and G.12).

Incorporated herein by reference to Exhibit 10.34 to NRG Yield, Inc.'s Annual Report on Form 10-K, filed on March 1, 2018.
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

Date: March 1, 2018

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
In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 1, 2018.

	Signatures	Title
	/s/ CHRISTOPHER S. SOTOS	President and Chief Executive Officer
	Christopher S. Sotos	of NRG Yield LLC (Principal Executive Officer)
Date:	March 1, 2018

	/s/ CHAD PLOTKIN	Senior Vice President and Chief Financial Officer
	Chad Plotkin	of NRG Yield LLC (Principal Financial Officer)
Date:	March 1, 2018

	/s/ DAVID CALLEN	Senior Vice President and Chief Accounting Officer
	David Callen	of NRG Yield LLC (Principal Accounting Officer)
Date:	March 1, 2018

NRG YIELD, INC.		Sole Managing Member

	/s/ CHRISTOPHER S. SOTOS	President and Chief Executive Officer
	Christopher S. Sotos	of NRG Yield, Inc.
Date:	March 1, 2018

Signature	Title	Date

/s/ KIRKLAND B. ANDREWS	Director of NRG Yield, Inc.	March 1, 2018
Kirkland B. Andrews	Sole Managing Member of NRG Yield LLC

/s/ JOHN CHILLEMI	Director of NRG Yield, Inc.	March 1, 2018
John Chillemi	Sole Managing Member of NRG Yield LLC

/s/ JOHN CHLEBOWSKI	Director of NRG Yield, Inc.	March 1, 2018
John Chlebowski	Sole Managing Member of NRG Yield LLC

/s/ BRIAN FORD	Director of NRG Yield, Inc.	March 1, 2018
Brian Ford	Sole Managing Member of NRG Yield LLC

/s/ MAURICIO GUTIERREZ	Director of NRG Yield, Inc.	March 1, 2018
Mauricio Gutierrez	Sole Managing Member of NRG Yield LLC

/s/ FERRELL MCCLEAN	Director of NRG Yield, Inc.	March 1, 2018
Ferrell McClean	Sole Managing Member of NRG Yield LLC

/s/ CHRISTOPHER S. SOTOS	Director of NRG Yield, Inc.	March 1, 2018
Christopher S. Sotos	Sole Managing Member of NRG Yield LLC

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act
No annual report or proxy materials has been sent to securities holders and no such report or proxy material is to be furnished to securities holders subsequent to the filing of the annual report on this Form 10-K.