Form 10-K/A
period 2017-12-31
NRG YIELD LLC
filed 2018-05-01
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A to NRG Yield LLC’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018 (the “Form 10-K”), is, at the request of KPMG LLP, to update their opinion to include a sentence previously omitted by KPMG LLP stating specifically, "The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.” These changes do not in any way change the conclusions expressed by KPMG LLP in the original report, or any other disclosure included in Part II, Item 8, Part II, Item 9 or Part IV, Item 15 of the Form 10-K.
No other changes have been made to any of the disclosures in the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K, except as set forth above.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, currently-dated Section 302 and Section 906 certifications have been included as exhibits to this Amendment No. 1.

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Incorporated herein by reference to Exhibit 10.34 to NRG Yield, Inc.'s Annual Report on Form 10-K, filed on March 1, 2018.
12.1	Computation of Ratio of Earnings to Fixed Charges.	Incorporated herein by reference to Exhibit 12.1 to the Company's Annual Report on Form 10-K, filed on March 1, 2018.
21.1	Subsidiaries of NRG Yield LLC.	Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K, filed on March 1, 2018.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

†	Indicates exhibits that constitute compensatory plans or arrangements.
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

/s/ BRIAN E. CURCI
Brian E. Curci
Corporate Secretary

Date: May 1, 2018

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act
No annual report or proxy materials has been sent to securities holders and no such report or proxy material is to be furnished to securities holders subsequent to the filing of the annual report on this Form 10-K.