Form 10-Q
period 2018-09-30
Clearway Energy LLC
filed 2018-11-06
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 333-203369
Clearway Energy LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0407370 (I.R.S. Employer Identification No.)

300 Carnegie Center, Suite 300, Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
(609) 608-1525
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Note: The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such requirements.) Yes ☐      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐       No ☒
As of October 31, 2018, there were 34,586,250 Class A units outstanding, 42,738,750 Class B units outstanding, 73,087,756 Class C units outstanding, and 42,738,750 Class D units outstanding. There is no public market for the registrant's outstanding units.
NOTE: WHEREAS CLEARWAY ENERGY LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM 10-Q IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I, of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as well as the following:

•	The Company's ability to maintain and grow its quarterly distributions;

•	Potential risks to the Company as a result of the consummation of the NRG Transaction;

•	The Company's ability to successfully identify, evaluate and consummate acquisitions from third parties;

•	The Company's ability to acquire assets from NRG under the NRG ROFO agreement and from GIP III Zephyr Acquisition Partners, L.P. and CEG under the CEG ROFO Agreement;

•	The Company's ability to raise additional capital due to its indebtedness, corporate structure, market conditions or otherwise;

•	Changes in law, including judicial decisions;

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

•
Operating and financial restrictions placed on the Company that are contained in the project-level debt facilities and other agreements of certain subsidiaries and project-level subsidiaries generally, in the Clearway Energy Operating LLC amended and restated revolving credit facility and in the indentures governing the Senior Notes;

•
Cyber terrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss and the possibility that the Company may not have adequate insurance to cover losses resulting from such hazards or the inability of the Company's insurers to provide coverage;

•	The Company's ability to engage in successful acquisitions activity; and

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2017 Form 10-K	Clearway Energy LLC's (formerly NRG Yield LLC) Annual Report on Form 10-K for the year ended December 31, 2017
2019 Convertible Notes	$329 million aggregate principal amount of 3.50% convertible notes due 2019, issued by Clearway Energy, Inc.
2020 Convertible Notes	$288 million aggregate principal amount of 3.25% convertible notes due 2020, issued by Clearway Energy, Inc.
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by Clearway Energy Operating LLC
2025 Senior Notes	$600 million aggregate principal amount of 5.750% unsecured senior notes due 2025, issued by Clearway Energy Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by Clearway Energy Operating LLC
Adjusted EBITDA	Represents EBITDA adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
ATM Program	At-The-Market Equity Offering Program
August 2017 Drop Down Assets	The remaining 25% interest in Wind TE Holdco
Bridge Credit Agreement	364-Day Bridge Credit Agreement entered into by Clearway Operating LLC, as borrower, and Clearway Energy LLC, as guarantor, on August 31, 2018
Buckthorn Solar Drop Down Asset	Buckthorn Renewables, LLC, which owns 100% of Buckthorn Solar Portfolio, LLC, which was acquired by Clearway Energy Operating LLC from NRG on March 30, 2018
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

Carlsbad Project	A 527 MW natural gas fired project in Carlsbad, CA
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreements	Master Services Agreements between the Company, Clearway Energy LLC and Clearway Energy Operating LLC, and CEG
CEG ROFO Agreement
Right of First Offer Agreement, entered into as of August 31, 2018, by and between Clearway Energy Group LLC and Clearway Energy, Inc., and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P.

Clearway Energy Group LLC	The holder of Clearway Energy, Inc.'s Class B and Class D common shares and Clearway Energy LLC's Class B and Class D units
Clearway Energy LLC	The holding company through which the projects are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Operating LLC	The holder of the project assets that are owned by Clearway Energy LLC
Company	Clearway Energy LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Drop Down	The Company's acquisition from NRG of the remaining 51.05% interest of CVSR Holdco
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGPV Holdco 1	DGPV Holdco 1 LLC
DGPV Holdco 2	DGPV Holdco 2 LLC
DGPV Holdco 3	DGPV Holdco 3 LLC

Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, assets under common control acquired by the Company from NRG from January 1, 2014 through the period ended August 31, 2018
Economic Gross Margin	Energy and capacity revenue less cost of fuels
ECP	Energy Center Pittsburgh LLC, a subsidiary of the Company
EPC	Engineering, Procurement and Construction
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GIP	Global Infrastructure Partners III, the purchaser of CEG through GIP III Zephyr Acquisition Partners, L.P.
HLBV	Hypothetical Liquidation at Book Value
IASB	International Accounting Standards Board
ISO	Independent System Operator, also referred to as RTO
KPPH	Kilo Pascals Per Hour
LIBOR	London Inter-Bank Offered Rate
March 2017 Drop Down Assets
(i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm and (ii) NRG's 100% ownership in the Class A equity interests in the Utah Solar Portfolio (defined below), both acquired by the Company on March 27, 2017

MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
November 2015 Drop Down Assets	75% of the Class B interests of Wind TE Holdco, which owns a portfolio of 12 wind facilities totaling 814 net MW, which was acquired by Clearway Energy Operating LLC from NRG on November 3, 2015
November 2017 Drop Down Assets
38 MW portfolio of distributed and small utility-scale solar assets, primarily comprised of assets from NRG's Solar Power Partners (SPP) funds, in addition to other projects developed since the acquisition of SPP by NRG, which was acquired by Clearway Energy Operating LLC from NRG on November 1, 2017

NRG	NRG Energy, Inc.
NRG ROFO Agreement	Third Amended and Restated Right of First Offer Agreement, entered into as of August 31, 2018, by and between NRG Energy, Inc. and the Company
NRG Transaction
On August 31, 2018, NRG transferred its full ownership interest in the Company to Clearway Energy Group LLC and subsequently sold 100% of its interests in Clearway Energy Group LLC, which includes NRG's renewable energy development and operations platform to an affiliate of GIP. GIP, NRG and the Company also entered into a consent and indemnity agreement in connection with the purchase and sale agreement, which was signed on February 6, 2018

NRG TSA	Transition Services Agreement dated as of August 31, 2018 by and between NRG Energy, Inc. and the Company
OECD	The Organization for Economic Co-operation and Development
OCI/OCL	Other comprehensive income/loss
O&M	Operation and Maintenance
PPA	Power Purchase Agreement
RENOM	Clearway Renewable Operation & Maintenance LLC
ROFO	Right of First Offer
RPV Holdco	RPV Holdco 1 LLC
RTO	Regional Transmission Originator
SEC	U.S. Securities and Exchange Commission

Senior Notes	Collectively, the 2024 Senior Notes and the 2026 Senior Notes
SPP	Solar Power Partners
Tax Act	Tax Cuts and Jobs Act of 2017
Thermal Business
The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units

UPMC Thermal Project	The University of Pittsburgh Medical Center Thermal Project, a 73 MWt district energy system that allows ECP to provide steam, chilled water and 7.5 MW of emergency backup power service to UPMC
U.S.	United States of America
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

VaR	Value at Risk
VIE	Variable Interest Entity
Wind TE Holdco	Wind TE Holdco LLC, an 814 net MW portfolio of twelve wind projects

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017 (a)	2018	2017 (a)
Operating Revenues
Total operating revenues	$292	$269	$824	$778
Operating Costs and Expenses
Cost of operations	84	79	247	241
Depreciation and amortization	84	90	247	246
Impairment losses	—	12	—	12
General and administrative	6	4	17	14
Acquisition-related transaction and integration costs	17	—	19	2
Development costs	1	—	1	—
Total operating costs and expenses	192	185	531	515
Operating Income	100	84	293	263
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	32	28	65	63
Other income, net	2	1	4	3
Loss on debt extinguishment	—	—	—	(2)
Interest expense	(70)	(71)	(190)	(229)
Total other expense, net	(36)	(42)	(121)	(165)
Net Income	64	42	172	98
Less: Loss attributable to noncontrolling interests	(2)	(23)	(95)	(56)
Net Income Attributable to Clearway Energy LLC	$66	$65	$267	$154

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017 (a)	2018	2017 (a)
Net Income	$64	$42	$172	$98
Other Comprehensive Gain
Unrealized gain on derivatives	7	7	34	7
Other comprehensive gain	7	7	34	7
Comprehensive Income	71	49	206	105
Less: Comprehensive loss attributable to noncontrolling interests	(2)	(23)	(95)	(56)
Comprehensive Income Attributable to Clearway Energy LLC	$73	$72	$301	$161

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2018	December 31, 2017 (a)
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$231	$146
Restricted cash	157	168
Accounts receivable — trade	141	95
Accounts receivable — affiliate	—	1
Inventory	39	39
Notes receivable	3	13
Prepayments and other current assets	31	19
Total current assets	602	481
Property, plant and equipment, net	5,306	5,410
Other Assets
Equity investments in affiliates	1,182	1,178
Intangible assets, net	1,177	1,228
Derivative instruments	32	1
Other non-current assets	92	62
Total other assets	2,483	2,469
Total Assets	$8,391	$8,360
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current portion of long-term debt — external	$309	$339
Current portion of long-term debt — affiliate	559	—
Accounts payable — trade	90	46
Accounts payable — affiliate	22	49
Derivative instruments	5	18
Accrued expenses and other current liabilities	95	87
Total current liabilities	1,080	539
Other Liabilities
Long-term debt — external	4,888	5,049
Long-term debt — affiliate	44	618
Derivative instruments	9	31
Other non-current liabilities	97	94
Total non-current liabilities	5,038	5,792
Total Liabilities	6,118	6,331
Commitments and Contingencies
Members' Equity
Contributed capital	1,937	1,919
Retained earnings	177	16
Accumulated other comprehensive loss	(34)	(68)
Noncontrolling interest	193	162
Total Members' Equity	2,273	2,029
Total Liabilities and Members’ Equity	$8,391	$8,360

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2018	2017 (a)
	(In millions)
Cash Flows from Operating Activities
Net income	$172	$98
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(65)	(63)
Distributions from unconsolidated affiliates	58	52
Depreciation and amortization	247	246
Amortization of financing costs	10	7
Amortization of intangibles and out-of-market contracts	52	52
Adjustment for debt extinguishment	—	2
Impairment losses	—	12
Derivative interest income	(39)	(5)
(Gain) loss on disposal of asset components	(2)	8
Changes in prepaid and accrued liabilities for tolling agreements	8	5
Changes in other working capital	(44)	(40)
Net Cash Provided by Operating Activities	397	374
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(11)	—
Payments for the Drop Down Assets	(126)	(176)
Capital expenditures	(62)	(102)
Cash receipts from notes receivable	10	11
Return of investment from unconsolidated affiliates	22	32
Investments in unconsolidated affiliates	(16)	(48)
Other	8	—
Net Cash Used in Investing Activities	(175)	(283)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	108	13
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	(26)
Net proceeds from the issuance of Class C units	151	33
Payments of distributions, net of contributions	(189)	(149)
Payments of debt issuance costs	(5)	(12)
Proceeds from the revolving credit facility	35	—
Payments for the revolving credit facility	(90)	—
Proceeds from the issuance of long-term debt — external	227	130
Payments for long-term debt — external	(369)	(255)
Payments for long-term debt — affiliate	(16)	—
Net Cash Used in Financing Activities	(148)	(266)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	74	(175)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	314	497
Cash, Cash Equivalents and Restricted Cash at End of Period	$388	$322

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Nature of Business
Clearway Energy LLC (formerly NRG Yield LLC), together with its consolidated subsidiaries, or the Company, was formed by NRG as a Delaware limited liability company on March 5, 2013, to serve as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. On August 31, 2018, NRG Energy, or NRG, transferred its full ownership interest in Clearway Energy, Inc. (formerly NRG Yield, Inc.) to Clearway Energy Group LLC, or CEG, the holder of NRG's renewable energy development and operations platform, and subsequently sold 100% of its interest in CEG to Global Infrastructure Partners III, or GIP, referred to hereinafter as the NRG Transaction. As a result of the NRG Transaction, GIP indirectly acquired a 45.2% economic interest in Clearway Energy LLC and a 55% voting interest in the Company. GIP is an independent fund manager that invests in infrastructure assets in energy and transport sectors. The Company is sponsored by GIP through GIP's portfolio company, Clearway Energy Group.
The Company’s environmentally-sound asset portfolio includes over 5,272 MW of wind, solar and natural gas-fired power generation facilities, as well as district energy systems. Nearly all of these assets sell substantially all of their output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 15 years as of September 30, 2018 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,392 net MWt and electric generation capacity of 133 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
The Company consolidates the results of Clearway Energy LLC through its controlling interest, with CEG's interest shown as noncontrolling interest in the financial statements. The holders of Clearway Energy, Inc.'s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from Clearway Energy LLC through its ownership of Clearway Energy LLC Class B and Class D units.
On September 27, 2018, Clearway Energy, Inc. issued and sold 3,916,449 shares of Class C common stock for net proceeds, after underwriting discounts and expenses, of $75 million. Clearway Energy, Inc. utilized the proceeds of the offering to acquire 3,916,449 Class C units from Clearway Energy LLC and, as a result, Clearway Energy, Inc. currently owns 55.7% of the economic interests of Clearway Energy LLC, with CEG retaining 44.3% of the economic interests of Clearway Energy LLC.
.

The following table represents the structure of the Company as of September 30, 2018:

GIP III Zephyr Acquisition Partners, L.P.
Clearway Energy Group LLC
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 55.0% Voting Interest
Class B Units and Class D Units Aggregate 44.3% Economic Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock Aggregate 45.0% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 55.7% Economic Interest
Clearway Energy LLC
Clearway Energy Operating LLC
Project companies

As of September 30, 2018, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Agua Caliente	16%	46	Pacific Gas and Electric	2039
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar	100%	154	City of Georgetown, TX	2043
CVSR	100%	250	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2034
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2039
Kansas South	100%	20	Pacific Gas and Electric	2033
Roadrunner	100%	20	El Paso Electric	2031

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
TA High Desert	100%	20	Southern California Edison	2033
Utah Solar Portfolio (b) (e)	50%	265	PacifiCorp	2036
		1,075
Distributed Solar
Apple I LLC Projects	100%	9	Various	2032
AZ DG Solar Projects	100%	5	Various	2025 - 2033
SPP Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	13	Various	2023 - 2039
		52
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds (b) (f)	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b) (f)	100%	122	NRG Power Marketing LLC	2022
Elkhorn Ridge (b) (f)	66.7%	54	Nebraska Public Power District	2029
Forward (b) (f)	100%	29	Constellation NewEnergy, Inc.	2022
Goat Wind (b) (f)	100%	150	Dow Pipeline Company	2025
Hardin (b) (f)	99%	15	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout (b) (f)	100%	38	Southern Maryland Electric Cooperative	2030
Odin (b) (f)	99.9%	20	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa (b) (f)	75%	90	Southwestern Public Service Company	2025
Sleeping Bear (b) (f)	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork (b) (f)	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	29	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	25	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b) (f)	100%	161	Southwestern Public Service Company	2027
		2,200
Thermal
Energy Center Dover LLC	100%	103	NRG Power Marketing LLC	2018
Thermal generation	100%	30	Various	Various
		133
Total net generation capacity(c)		5,405

Thermal equivalent MWt (d)	100%	1,392	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of September 30, 2018.
(b) Projects are part of tax equity arrangements.
(c) The Company's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. The Company's generation capacity including this noncontrolling interest was 5,411 MWs.
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
(f) Projects are part of Wind TE Holdco portfolio.

In addition to the facilities owned or leased in the table above, the Company has entered into partnerships to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 268 MW based on cash to be distributed pursuant to the partnership agreements as of September 30, 2018. For further discussions, see Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities of this Form 10-Q and Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the consolidated financial statements included in the Company's 2017 Form 10-K.
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
Recast of the Historical Financial Statements
Prior to the NRG Transaction on August 31, 2018, the Company completed several acquisitions of Drop Down Assets from NRG, which were accounted for as transfer of entities under common control. The accounting guidance for transfers of entities under common control requires retrospective combination of the entities for all periods presented as if the combinations had been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period). The transfers of entities under common control that took place in 2017 and 2018, and affected the historical results in reporting periods in this Form 10-Q as further described in Note 3, Business Acquisitions are: (i) the acquisition of 100% of NRG's interest in Buckthorn Renewables, LLC, or the Buckthorn Solar Drop Down Asset on March 30, 2018, and (ii) in 2017, the acquisition of the November 2017 November Drop Down Assets and August 2017 Drop Down Assets from NRG.
Basis of Presentation
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
The Company has elected not to push down the effects of the NRG Transaction to its consolidated financial statements and, accordingly, there was no change in basis of presentation related to the NRG transaction.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2018, and the results of operations, comprehensive income (loss) and cash flows for the nine months ended September 30, 2018 and 2017.
Transition Services Agreement
As a result of the NRG Transaction, the Company entered into a Transition Services Agreement with NRG, or the NRG TSA, pursuant to which NRG or certain of its affiliates began providing certain services to the Company following the consummation of the NRG Transaction, in exchange for the payment of a fee in respect of such services. The agreement is effective until the earlier of June 30, 2019 or the date that all services are terminated by the Company. The Company may extend the term on a month-by-month basis no later than March 31, 2020 for a fixed monthly fee provided for in the agreement. Expenses related to the NRG TSA are recorded in general and administrative expenses in the consolidated statements of operations.

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

Accumulated Depreciation, Accumulated Amortization
The following table presents the accumulated depreciation included in the property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$1,507	$1,285
Intangible Assets Accumulated Amortization	289	237
Noncontrolling Interests
Noncontrolling interests represent the equity associated with CEG's interest in Repowering Partnership LLC, as described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities, and third-party interests in the net assets under certain tax equity arrangements, which are consolidated by the Company, that have been entered into to finance the cost of wind facilities eligible for tax credits.
The following table reflects the changes in the Company's noncontrolling interest balance for the period from January 1, 2018 through September 30, 2018:

(In millions)
Balance as of December 31, 2017	$162
Capital contributions from tax equity investors, net of distributions (a)	108
Comprehensive loss	(95)
Contributions from CEG (b)	18
Balance as of September 30, 2018	$193

(a) Activity primarily relates to net capital contributions from the TE investor into Buckthorn Holdings LLC in the amount of $99 million, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
(b) Contributions from CEG are primarily comprised of non-cash contribution of $17 million made by CEG in connection with the formation of Repowering Partnership LLC, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
Distributions
The following table lists the distributions paid on Clearway Energy LLC's Class A, B, C and D units during the nine months ended September 30, 2018:

	Third Quarter 2018	Second Quarter 2018	First Quarter 2018
Distributions per Class A, B, C and D unit	$0.320	$0.309	$0.298
On October 31, 2018, Clearway Energy LLC declared a distribution on its Class A, Class B, Class C and Class D units of $0.331 per unit payable on December 17, 2018 to unit holders of record as of December 3, 2018.

Changes in Capital Structure
At-the-Market Equity Offering Program, or the ATM Program
Clearway Energy, Inc. is party to an equity distribution agreement with Barclays Capital Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as sales agents. Pursuant to the terms of the equity distribution agreement, Clearway Energy, Inc. may offer and sell shares of its Class C common stock par value $0.01 per share, from time to time through the sales agents up to an aggregate sales price of $150 million through an at-the-market equity offering program, or the ATM Program. Clearway Energy, Inc. may also sell shares of its Class C common stock to any of the sales agents, as principals for its own account, at a price agreed upon at the time of sale.
Clearway Energy, Inc. sold a total of 4,392,583 of Class C common stock for gross proceeds of $77 million during the period ended September 30, 2018. Clearway Energy, Inc. used the net proceeds to acquire 4,392,583 Class C units from the Company. As of September 30, 2018, approximately $38 million remains available for issuance under the ATM Program.
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
Renewable Energy Credits, or RECs
As stated above, renewable energy credits, or RECs, are usually sold through long-term PPAs. Revenue from the sale of self-generated RECs is recognized when the related energy is generated and simultaneously delivered even in cases where there is a certification lag as it has been deemed to be perfunctory.
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
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2018, along with the reportable segment for each category:

	Three months ended September 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$2	$167	$50	$219
Capacity revenue(a)	86	—	4	90
Contract amortization	(1)	(15)	(1)	(17)
Total operating revenue	87	152	53	292
Less: Lease revenue	(88)	(158)	—	(246)
Less: Contract amortization	1	15	1	17
Total revenue from contracts with customers	$—	$9	$54	$63

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 840:

	Conventional Generation	Renewables	Total
Energy Revenue	$2	$158	$160
Capacity Revenue	86	—	86
	88	158	246

	Nine months ended September 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(b)	$5	$473	$139	$617
Capacity revenue(b)	250	—	9	259
Contract amortization	(4)	(46)	(2)	(52)
Total operating revenue	251	427	146	824
Less: Lease revenue	(255)	(438)	(1)	(694)
Less: Contract amortization	4	46	2	52
Total revenue from contracts with customers	$—	$35	$147	$182

(b) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 840:

	Conventional Generation	Renewables	Thermal	Total
Energy Revenue	$5	$438	$1	$444
Capacity Revenue	250	—	—	250
	255	438	1	694
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

Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s balance sheet as of September 30, 2018:

(In millions)	September 30, 2018
Accounts receivable, net - Contracts with customers	$35
Accounts receivable, net - Leases	106
Total accounts receivable, net	$141

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
Note 3 — Business Acquisitions
2018 Acquisitions
UPMC Thermal Project Asset Acquisition — On June 19, 2018, upon reaching substantial completion, the Company acquired from NRG the UPMC Thermal Project for cash consideration of $84 million, subject to working capital adjustments. The Company will pay an additional $5 million to NRG upon final completion of the project pursuant to the EPC agreement. The project adds 73 MWt of thermal equivalent capacity and 7.5 MW of emergency backup thermal capacity to the Company's portfolio. The transaction is reflected in the Company's Thermal segment. The acquisition was funded with the proceeds from the sale of the Series E Notes and Series F Notes, as further described in Note 7, Long-term Debt. The assets transferred to the Company relate to interests under common control by NRG and were recorded at book value in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the purchase price and book value of the assets was recorded as a distribution to NRG and decreased the balance of contributed capital. The acquisition was determined to be an asset acquisition and not a business combination, therefore no recast of the historical financial information was deemed necessary.
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

The following tables present a summary of the Company's historical information combining the financial information for the Buckthorn Solar Drop Down Asset and November 2017 Drop Down Assets transferred in connection with the acquisition:

	Three months ended September 30, 2017
	As Previously Reported (a)	Buckthorn Solar Drop Down Asset	November 2017 Drop Down Assets	As Currently Reported
(In millions)
Total operating revenues	$265	$—	$4	$269
Operating income (loss)	95	—	(11)	84
Net income (loss)	52	1	(11)	42
Less: Loss attributable to noncontrolling interests	(23)	—	—	(23)
Net income (loss) attributable to Clearway Energy LLC	75	1	(11)	65

	Nine months ended September 30, 2017
	As Previously Reported (a)	Buckthorn Solar Drop Down Asset	November 2017 Drop Down Assets	As Currently Reported
(In millions)
Total operating revenues	$767	$—	$11	$778
Operating income	271	—	(8)	263
Net income (loss)	110	(2)	(10)	98
Less: Loss attributable to noncontrolling interests	(56)	—	—	(56)
Net income (loss) attributable to Clearway Energy LLC	166	(2)	(10)	154

(a) As previously reported in the Company's Form 10-Q for the quarter ended September 30, 2017.
August 2017 Drop Down Assets — On August 1, 2017, the Company acquired the remaining 25% interest in Wind TE Holdco, a portfolio of 12 wind projects, from NRG for total cash consideration of $44 million, including working capital adjustments. The purchase agreement also included potential additional payments to NRG dependent upon actual energy prices for merchant periods beginning in 2027, which were estimated and accrued as contingent consideration in the amount of $8 million.
The Company originally acquired 75% of Wind TE Holdco on November 3, 2015, or November 2015 Drop Down Assets, which were consolidated with 25% of the net assets recorded as noncontrolling interest. The assets and liabilities transferred to the Company related to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combination - Related Issues. The difference between the cash paid of $44 million, net of the contingent consideration of $8 million, and the historical value of the remaining 25% of $87 million as of July 31, 2017, was recorded as an adjustment to NRG's contributed capital. Since the transaction constituted a transfer of entities under common control, the accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period).
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
Buckthorn Renewables, LLC — As described in Note 3, Business Acquisitions, on March 30, 2018, the Company acquired 100% of NRG’s interest in a 154 MW construction-stage utility-scale solar generation project, Buckthorn Renewables, LLC, which owns 100% interest in Buckthorn Solar Portfolio, LLC, which in turn owns 100% of the Class B membership interests in Buckthorn Holdings, LLC . Buckthorn Holdings, LLC is a tax equity fund, which is a variable interest entity that is consolidated by Buckthorn Solar Portfolio, LLC. The Company is the primary beneficiary, through its position as managing member, and indirectly consolidates Buckthorn Holdings, LLC through Buckthorn Solar Portfolio, LLC. The Class A member is a tax equity investor who made its initial contribution of $19 million on March 30, 2018, which is reflected as noncontrolling interest on the Company’s consolidated balance sheet. The project achieved substantial completion in May 2018, at which time the remaining tax equity contributions of $80 million were funded. The Company utilizes the HLBV method to determine the net income or loss allocated to the tax equity investor noncontrolling interest. The Company recorded $55 million of loss attributable to noncontrolling interest in Buckthorn Renewables, LLC during the period ended September 30, 2018.
Repowering Partnership LLC — On August 30, 2018, Wind TE Holdco, an indirect subsidiary of the Company, entered into a partnership with Clearway Renew LLC, an indirect subsidiary of CEG, in order to facilitate the repowering of the Elbow Creek and Wildorado facilities. Wind TE Holdco contributed its interests in the two facilities and Clearway Renew LLC contributed a turbine supply agreement, including title to certain components that qualify for production tax credits. Clearway Renew LLC paid a $17 million deposit and had a payable for an additional $17 million due to the service provider, which will be funded by an additional contribution from Clearway Renew LLC. Wind TE Holdco is the managing member of Repowering Partnership LLC and consolidates the entity, which is a VIE. Clearway Renew LLC is entitled to allocations of 21% of income, which is reflected in Wind TE Holdco’s noncontrolling interests.
Summarized financial information for the Company's consolidated VIEs consisted of the following as of September 30, 2018:

(In millions)	Wind TE Holdco	Alta Wind TE Holdco	Spring Canyon	Buckthorn Renewables, LLC
Other current and non-current assets	$192	$32	$1	$21
Property, plant and equipment	354	417	92	225
Intangible assets	2	253	—	—
Total assets	548	702	93	246
Current and non-current liabilities	205	14	5	136
Total liabilities	205	14	5	136
Noncontrolling interest	32	67	50	44
Net assets less noncontrolling interests	$311	$621	$38	$66

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
The Company's maximum exposure to loss as of September 30, 2018, is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

(In millions)	Maximum exposure to loss
Four Brothers Solar, LLC	$204
GenConn Energy LLC	98
DGPV Holdco 3 LLC	85
DGPV Holdco 1 LLC	78
Granite Mountain Holdings, LLC	74
DGPV Holdco 2 LLC	63
Iron Springs Holdings, LLC	52
RPV Holdco 1 LLC	42
DGPV Holdco 1 LLC — The Company invested $4 million of cash during the nine months ended September 30, 2018 into DGPV Holdco 1 LLC and recorded $1 million due to CEG in accounts payable — affiliate as of September 30, 2018 to be funded as the project milestones are completed. The Company owns approximately 52 MW of distributed solar capacity, based on cash to be distributed, with a weighted average remaining contract life of approximately 17 years as of September 30, 2018.
DGPV Holdco 3 LLC — The Company invested $12 million of cash during the nine months ended September 30, 2018 into DGPV Holdco 3 LLC and recorded $10 million due to CEG in accounts payable — affiliate as of September 30, 2018 to be funded in tranches as the project milestones are completed. The Company owns approximately 59 MW of distributed solar capacity, based on cash to be distributed, with a weighted average remaining contract life of approximately 21 years as of September 30, 2018.
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

For cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accounts payable — affiliates, accrued expenses and other liabilities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Assets:
Notes receivable	$3	$3	$13	$13
Liabilities:
Long-term debt — affiliate, including current portion	603	603	618	618
Long-term debt — external, including current portion (a)	$5,253	$5,218	$5,450	$5,466

(a) Excludes deferred financing costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018		As of December 31, 2017
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$834	$4,987	$870	$5,214
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2018	As of December 31, 2017
	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 2
Derivative assets:
Commodity contracts	$—	$1
Interest rate contracts	35	1
Total assets	35	2
Derivative liabilities:
Commodity contracts	1	1
Interest rate contracts	13	48
Total liabilities	$14	$49

(a) There were no derivative assets or liabilities classified as Level 1 or Level 3 as of September 30, 2018 and December 31, 2017.
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

The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of September 30, 2018, the credit reserve was $1 million in interest expense. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's 2017 Form 10-K, the following is a discussion of the concentration of credit risk for the Company's financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2018, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.5 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.
Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company's 2017 Form 10-K.
Energy-Related Commodities
As of September 30, 2018, the Company had energy-related derivative instruments extending through 2020. At September 30, 2018, these contracts were not designated as cash flow or fair value hedges.
Interest Rate Swaps
As of September 30, 2018, the Company had interest rate derivative instruments on non-recourse debt extending through 2041, a portion of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy of the Company's open derivative transactions broken out by type:

		Total Volume
		September 30, 2018	December 31, 2017
Commodity	Units	(In millions)
Natural Gas	MMBtu	2	2
Interest	Dollars	$1,909	$2,050

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets (a)		Derivative Liabilities
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$2	$—	$1	$4
Interest rate contracts long-term	11	1	4	9
Total Derivatives Designated as Cash Flow Hedges	13	1	5	13
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	1	—	3	13
Interest rate contracts long-term	21	—	5	22
Commodity contracts current	—	1	1	1
Total Derivatives Not Designated as Cash Flow Hedges	22	1	9	36
Total Derivatives	$35	$2	$14	$49

(a) Derivative Assets balances classified as current are included within the prepayments and other current assets line item of the consolidated balance sheets as of September 30, 2018 and December 31, 2017.

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of September 30, 2018 and December 31, 2017, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by the counterparty master agreement level as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts(a):	(In millions)
Derivative liabilities	$(1)	$—	$(1)
Total commodity contracts	(1)	—	(1)
Interest rate contracts:
Derivative assets	35	(2)	33
Derivative liabilities	(13)	2	(11)
Total interest rate contracts	22	—	22
Total derivative instruments	$21	$—	$21

(a) There were no commodity contracts classified as derivative assets as of September 30, 2018.

As of December 31, 2017	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$1	$—	$1
Derivative liabilities	(1)	—	(1)
Total commodity contracts	—	—	—
Interest rate contracts:
Derivative assets	1	(1)	—
Derivative liabilities	(48)	1	(47)
Total interest rate contracts	(47)	—	(47)
Total derivative instruments	$(47)	$—	$(47)

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Accumulated OCL beginning balance	$(42)	$(86)	$(69)	$(86)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	5	5	13	13
Mark-to-market of cash flow hedge accounting contracts	2	2	21	(6)
Accumulated OCL ending balance	(35)	(79)	(35)	(79)
Accumulated OCL attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Accumulated OCL attributable to Clearway Energy LLC	$(34)	$(78)	$(34)	$(78)
Losses expected to be realized from OCL during the next 12 months	$(9)		$(9)
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
Impact of Derivative Instruments on the Statements of Operations
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the three months ended September 30, 2018 and 2017, the impact to the consolidated statements of operations was a gain of $9 million and a gain of $7 million, respectively. For the nine months ended September 30, 2018 and 2017, the impact to the consolidated statements of operations was a gain of $40 million and a loss of $2 million, respectively.
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

Note 7 — Long-term Debt
This footnote should be read in conjunction with the complete description under Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2017 Form 10-K. Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017	September 30, 2018, interest rate % (a)	Letters of Credit Outstanding at September 30, 2018
	(In millions, except rates)
Long-term debt - affiliate, due 2019	$322	$337	3.580	$—
Long-term debt - affiliate, due 2020	281	281	3.325	—
2024 Senior Notes	500	500	5.375	—
2026 Senior Notes	350	350	5.000	—
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (b)	—	55	L+1.50	70
Project-level debt:
Agua Caliente Borrower 2, due 2038	39	41	5.430	17
Alpine, due 2022	129	135	L+1.750	16
Alta Wind I - V lease financing arrangements, due 2034 and 2035	901	926	5.696 - 7.015	103
Buckthorn Solar, due 2025	132	169	L+1.750	26
CVSR, due 2037	720	746	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	188	194	4.680	13
El Segundo Energy Center, due 2023	352	400	L+1.75 - L+2.375	138
Energy Center Minneapolis Series C Notes, due 2025	—	83	5.950	—
Energy Center Minneapolis Series D Notes, due 2031	125	125	3.550	—
Energy Center Minneapolis Series E, F, G, H Notes	203	—	various	—
Laredo Ridge, due 2028	91	95	L+1.875	10
Marsh Landing, due 2023	280	318	L+2.125	38
Tapestry, due 2021	154	162	L+1.625	20
Utah Solar Portfolio, due 2022	273	278	various	13
Viento, due 2023	154	163	L+3.00	26
Walnut Creek, due 2023	235	267	L+1.625	82
Other	427	443	various	36
Subtotal project-level debt:	4,403	4,545
Total debt	5,856	6,068
Less current maturities (c)	(868)	(339)
Less net debt issuance costs	(56)	(62)
Total long-term debt	$4,932	$5,667

(a) As of September 30, 2018, L+ equals 3 month LIBOR plus x%, except for Viento, due 2023 where L+ equals 6 month LIBOR plus 3.00% and Utah Solar Portfolio, where L+ equals 1 month LIBOR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) Current maturities reflect the results of the 2019 Convertible Notes and 2020 Convertible Notes tender offer, as further described below.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of September 30, 2018, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the nine months ended September 30, 2018.

Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of September 30, 2018, there were no outstanding borrowings under the revolving credit facility and the Company had $70 million of letters of credit outstanding. On October 9, 2018, the Company terminated certain letters of credit relating to certain project PPAs in exchange for a one-time payment, which reduced the outstanding letters of credit under the revolving credit facility to $45 million as of October 31, 2018.
On April 30, 2018, the Company closed on the refinancing of the revolving credit facility, which extended the maturity of the facility to April 28, 2023, and decreased the Company's overall cost of borrowing from L+2.50% to L+1.75%. The applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement, and was L+1.50% as of September 30, 2018. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
Bridge Credit Agreement
On August 31, 2018, the Company entered into a senior unsecured 364-day bridge credit agreement, or the Bridge Credit Agreement, which provides total borrowings of up to a maximum amount of $1.5 billion at a rate per annum equal to LIBOR or a base rate plus an applicable margin equal to 3.00% in the case of LIBOR loans and 2.00% in the case of base rate loans, in each case subject to an additional 0.25% on the 90th day following the effective date of the Bridge Credit Agreement, 0.25% on the 180th day following such effective date and 0.50% on each 90th day thereafter while any loans remain outstanding. The obligation of the lenders to fund loans under the Bridge Credit Agreement will expire on the date that is 110 days after the effective date of the Bridge Credit Agreement. Loans under the Bridge Credit Agreement will mature 364 days after the effective date of the agreement, provided that Clearway Energy Operating LLC may elect in its sole discretion to extend the maturity as provided for in the Bridge Credit Agreement. Borrowings under the Bridge Credit Agreement are guaranteed by Clearway Energy LLC and certain subsidiaries of Clearway Energy Operating LLC. As of September 30, 2018, there were no borrowings under the Bridge Credit Agreement.
In October 2018, the Company reduced the lenders' commitments under the bridge agreement from $1.5 billion to $867.5 million following the offering of the 2025 Senior Notes and the convertible notes tender offer results, each described below. On October 31, 2018, the Company terminated the Bridge Credit Agreement.
2025 Senior Notes
On October 1, 2018, Clearway Energy Operating LLC issued $600 million of senior unsecured notes, or the 2025 Senior Notes. The 2025 Senior Notes bear interest at 5.750% and mature on October 15, 2025. Interest on the 2025 Senior Notes is payable semi-annually on April 15 and October 15 of each year, and interest payments will commence on April 15, 2019. The 2025 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries.
2019 Convertible Notes Open Market Repurchases
In August 2018, Clearway Energy, Inc. repurchased an aggregate principal amount of $16 million of the 2019 Convertible Notes in open market transactions. The repurchases were funded through a partial repayment of the intercompany note between Clearway Energy Operating LLC and Clearway Energy, Inc., which was reduced by $16 million.
2019 Convertible Notes and 2020 Convertible Notes Tender Offer
On September 10, 2018, pursuant to the 2019 Convertible Notes and the 2020 Convertible Notes indentures, Clearway Energy, Inc. delivered to the holders of the 2019 Convertible Notes and the 2020 Convertible Notes a fundamental change notice and offer to repurchase any and all of the 2019 Convertible Notes and 2020 Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes plus any accrued and unpaid interest. The tender offer expired on October 9, 2018. An aggregate principal amount of $109 million of the 2019 Convertible Notes and $243 million of the 2020 Convertible Notes were tendered on or prior to the expiration date and accepted by the Company for purchase. After the expiration of the tender offer, $216 million aggregate principal amount of the long-term debt - affiliate due 2019 remains outstanding and $44 million aggregate principal amount of the long-term debt - affiliate due 2020 remains outstanding.

Project - level Debt
Energy Center Minneapolis Series E, F, G, H Notes
On June 19, 2018, Energy Center Minneapolis LLC, a subsidiary of the Company, entered into an amended and restated Thermal note purchase and private shelf agreement under which it authorized the issuance of the Series E Notes, Series F Notes, Series G Notes, and Series H Notes, as further described in the table below:

(in millions)	Amount	Interest Rate
Energy Center Minneapolis Series E Notes, due 2033	$70	4.80%
Energy Center Minneapolis Series F Notes, due 2033	10	4.60%
Energy Center Minneapolis Series G Notes, due 2035	83	5.90%
Energy Center Minneapolis Series H Notes, due 2037	40	4.83%
Total proceeds	$203
Repayment of Energy Center Minneapolis Series C Notes, due 2025	(83)	5.95%
Net borrowings	$120
The proceeds from the sale of the Series E Notes and the Series F Notes were utilized to finance the acquisition of the UPMC Thermal Project as described in Note 3, Business Acquisitions. The Series G Notes were used to refinance the Series C Notes as noted above in the table. The Series H Notes were used to make a dividend to Clearway Energy Operating LLC.
The amended and restated Thermal note purchase and private shelf agreement also established a private shelf facility for the future issuance of notes in the amount of $40 million.
Buckthorn Solar Drop Down Asset Debt
As part of the Buckthorn Solar Drop Down Asset acquisition, as further described in Note 3, Business Acquisitions, the Company assumed non-recourse debt of $183 million relating to Buckthorn Solar Portfolio, LLC as of the date of the acquisition, March 30, 2018. The assumed debt consisted of a construction loan and an Investment Tax Credits, or ITC, bridge loan, both at an interest rate of LIBOR plus 1.75%. On May 31, 2018, $132 million of non-recourse debt was converted to a term loan with an expected maturity of May 2025, and the remainder of the non-recourse debt was repaid with the final contribution from the Class A member in the amount of $80 million upon the project reaching substantial completion in May 2018.
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

	Three months ended September 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$87	$152	$53	$—	$292
Cost of operations	12	39	33	—	84
Depreciation and amortization	26	52	6	—	84
General and administrative	—	—	—	6	6
Acquisition-related transaction and integration costs	—	—	—	17	17
Development costs	—	—	—	1	1
Operating income (loss)	49	61	14	(24)	100
Equity in earnings of unconsolidated affiliates	3	29	—	—	32
Other income, net	—	1	—	1	2
Interest expense	(13)	(36)	(4)	(17)	(70)
Net Income (Loss)	$39	$55	$10	$(40)	$64
Total Assets	$1,811	$5,952	$512	$116	$8,391

	Three months ended September 30, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$88	$135	$46	$—	$269
Cost of operations	16	34	29	—	79
Depreciation and amortization	27	58	5	—	90
Impairment losses	—	12	—	—	12
General and administrative	—	—	—	4	4
Acquisition-related transaction and integration costs	—	—	—	—	—
Operating income (loss)	45	31	12	(4)	84
Equity in earnings of unconsolidated affiliates	3	25	—	—	28
Other income, net	1	—	—	—	1
Interest expense	(13)	(38)	(2)	(18)	(71)
Net Income (Loss)	$36	$18	$10	$(22)	$42

	Nine months ended September 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$251	$427	$146	$—	$824
Cost of operations	44	106	97	—	247
Depreciation and amortization	76	154	17	—	247
General and administrative	—	—	—	17	17
Acquisition-related transaction and integration costs	—	—	—	19	19
Development costs	—	—	—	1	1
Operating income (loss)	131	167	32	(37)	293
Equity in earnings of unconsolidated affiliates	8	57	—	—	65
Other income, net	1	2	—	1	4
Interest expense	(33)	(95)	(8)	(54)	(190)
Net Income (Loss)	$107	$131	$24	$(90)	$172
Total Assets	$1,811	$5,952	$512	$116	$8,391

	Nine months ended September 30, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$246	$402	$130	$—	$778
Cost of operations	53	102	86	—	241
Depreciation and amortization	77	154	15	—	246
Impairment losses	—	12	—	—	12
General and administrative	—	—	—	14	14
Acquisition-related transaction and integration costs	—	—	—	2	2
Operating income (loss)	116	134	29	(16)	263
Equity in earnings of unconsolidated affiliates	9	54	—	—	63
Other income, net	1	1	—	1	3
Loss on debt extinguishment	—	(2)	—	—	(2)
Interest expense	(39)	(130)	(7)	(53)	(229)
Net Income (Loss)	$87	$57	$22	$(68)	$98
Note 9 — Related Party Transactions
Related Party Transactions with CEG entities
Administrative Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC (formerly NRG Renew Operation & Maintenance LLC)
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to administrative services agreements with Clearway Renewable Operation & Maintenance LLC (formerly NRG Renew Operation & Maintenance LLC), or RENOM, a wholly-owned subsidiary of CEG, which provides Operation and Maintenance, O&M, services to these subsidiaries. The Company incurred total expenses for these services of $7 million and $22 million for the three and nine months ended September 30, 2018, respectively. The Company incurred total expenses for these services of $5 million and $17 million for the three and nine months ended September 30, 2017, respectively. There was a balance of $5 million due to RENOM as of September 30, 2018 and December 31, 2017.
CEG Master Services Agreements
Following the consummation of the NRG Transaction, Clearway Energy, Inc. along with Clearway Energy LLC and Clearway Energy Operating LLC entered into Master Services Agreements with CEG, pursuant to which CEG and certain of its affiliates or third party service providers began providing certain services to the Company, and the Company began providing certain services to CEG, in exchange for the payment of fees in respect of such services.

Amounts due to CEG or its subsidiaries are recorded as accounts payable - affiliate and amounts due to the Company from CEG and subsidiaries are recorded as accounts receivable - affiliate on the Company's consolidated balance sheet.
Related Party Transactions with NRG entities prior to the NRG Transaction
The following transactions relate to the period prior to sale of NRG's interest in CEG to GIP on August 31, 2018 and therefore were considered to be related party transactions for all the periods prior to August 31, 2018.
Power Purchase Agreements (PPAs) between the Company and NRG Power Marketing
Elbow Creek and Dover are parties to PPAs with NRG Power Marketing, a wholly-owned subsidiary of NRG, and generate revenue under the PPAs, which are recorded to operating revenues in the Company's consolidated statements of operations. For the two and eight months ended August 31, 2018, Elbow Creek and Dover, collectively, generated revenues of $2 million and $8 million, respectively. For the three and nine months ended September 30, 2017, Elbow Creek and Dover, collectively, generated revenue of $3 million and $10 million, respectively.
Energy Marketing Services Agreement by and between Thermal entities and NRG Power Marketing
Energy Center Dover LLC, Energy Center Minneapolis, Energy Center Phoenix LLC, and Energy Center Paxton LLC, or Thermal entities, which are subsidiaries of the Company, are parties to Energy Marketing Services Agreements with NRG Power Marketing. Under the agreements, NRG Power Marketing procures fuel and fuel transportation for the operation of the Thermal entities. For the two and eight months ended August 31, 2018, the Thermal entities purchased $1 million and $7 million, respectively, of natural gas from NRG Power Marketing. For the three and nine months ended September 30, 2017, the Thermal entities purchased $1 million and $7 million, respectively, of natural gas from NRG Power Marketing.
O&M Services Agreements by and between the Company's subsidiaries and NRG
Certain of the Company's subsidiaries are party to O&M Service Agreements with NRG, pursuant to which NRG subsidiaries provide necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements.
The fees incurred under these agreements were $7 million and $27 million for the two and eight months ended August 31, 2018, respectively. The fees incurred under these agreements were $10 million and $29 million for the three and nine months ended September 30, 2017, respectively.
O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. For the two and eight months ended August 31, 2018, the aggregate fees incurred under the agreements were $1 million and $4 million, respectively. For the three and nine months ended September 30, 2017, the aggregate fees incurred under the agreements were $1 million and $4 million, respectively.
Administrative Services Agreement by and between Marsh Landing and NRG West Coast LLC
Marsh Landing is a party to an administrative services agreement with NRG West Coast LLC, a wholly owned subsidiary of NRG. The Company reimbursed costs under this agreement of $2 million and $11 million for the two and eight months ended August 31, 2018, respectively. The Company reimbursed costs under the agreement of $4 million and $10 million for the three and nine months ended September 30, 2017, respectively.

Management Services Agreement by and between the Company and NRG
Prior to the NRG Transaction, NRG provided the Company with various operational, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of August 31, 2018, the base management fee was approximately $9 million per year. Costs incurred under this agreement were $2 million and $7 million for the two and eight months ended August 31, 2018, respectively. Costs incurred under this agreement for the three and nine months ended September 30, 2017 were $2 million and $8 million, respectively. The costs incurred under the Management Services Agreement included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee. Subsequent to the NRG Transaction, the Company entered into a Transition Services Agreement with NRG, or the NRG TSA, pursuant to which NRG or certain of its affiliates began providing certain services to the Company following the consummation of the NRG Transaction, in exchange for the payment of a fee in respect of such services. Expenses related to the NRG TSA are recorded in general and administrative expenses in the consolidated statements of operations.
On August 31, 2018, in connection with the consummation of the NRG Transaction, the Company entered into a Termination Agreement with Clearway Energy LLC, Clearway Energy Operating LLC and NRG terminating the Management Services Agreement, dated as of July 22, 2013 by and among the Company, Clearway Energy LLC, Clearway Energy Operating LLC and NRG.
EPC Agreement by and between ECP and NRG
NRG Business Services LLC, a subsidiary of NRG, and Energy Center Pittsburgh LLC, or ECP, a wholly owned subsidiary of the Company, entered into an EPC agreement for the construction of a 73 MWt district energy system for ECP to provide 150 kpph of steam, 6,750 tons of chilled water and 7.5 MW of emergency backup power service to UPMC Mercy. The initial term of the energy services agreement with UPMC Mercy will be for a period of twenty years from the service commencement date.  On June 19, 2018, as discussed in Note 3, Business Acquisitions, ECP purchased the UPMC Thermal Project assets from NRG Business Services LLC for cash consideration of $84 million, subject to working capital adjustments. The Company also recorded a payable of approximately $5 million to be paid to NRG upon final completion of the project, which is included in accounts payable as of September 30, 2018.

Note 10 — Condensed Consolidating Financial Information
As of September 30, 2018, Clearway Energy Operating LLC had outstanding $500 million of the 2024 Senior Notes and $350 million of the 2026 Senior Notes, collectively Senior Notes, as described in Note 10, Long-term Debt to the consolidated financial statements included in the Company's 2017 Form 10-K. These Senior Notes are guaranteed by Clearway Energy LLC, as well as certain of the Company's subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include the rest of the Company's subsidiaries, including those that are subject to project financing.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of September 30, 2018:

Alta Wind 1-5 Holding Company, LLC
Alta Wind Company, LLC
Central CA Fuel Cell 1, LLC
Clearway Energy LLC
Clearway Energy Operating LLC
Clearway Solar Star LLC
DGPV Holding LLC
Fuel Cell Holdings LLC
Portfolio Solar I, LLC
RPV Holding LLC
Solar Flagstaff One LLC
Solar Iguana LLC
Solar Las Vegas MB 1 LLC
Solar Tabernacle LLC
South Trent Holdings LLC
SPP Asset Holdings, LLC
SPP Fund II Holdings, LLC
SPP Fund II, LLC
SPP Fund II-B, LLC
SPP Fund III, LLC
Thermal Canada Infrastructure Holdings LLC
Thermal Infrastructure Development Holdings LLC
UB Fuel Cell, LLC
Clearway Energy Operating LLC conducts its business through and derives its income from its subsidiaries. Therefore, its ability to make required payments with respect to its indebtedness and other obligations depends on the financial results and condition of its subsidiaries and Clearway Energy Operating LLC's ability to receive funds from its subsidiaries. There are no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to Clearway Energy Operating LLC. However, there may be restrictions for certain non-guarantor subsidiaries.
The following condensed consolidating financial information presents the financial information of Clearway Energy LLC, Clearway Energy Operating LLC, the issuer of the Senior Notes, the guarantor subsidiaries and the non-guarantor subsidiaries in accordance with Rule 3-10 under the SEC Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities.
In this presentation, Clearway Energy LLC consists of parent company operations. Guarantor subsidiaries and non-guarantor subsidiaries of Clearway Energy LLC are reported on an equity basis. For companies acquired, the fair values of the assets and liabilities acquired have been presented on a push-down accounting basis. As described in Note 1, Nature of Business, the Company completed the acquisitions of the Buckthorn Solar Drop Down Asset on March 30, 2018 and the November 2017 Drop Down Assets on November 1, 2017. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its condensed consolidating financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2018
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$3	$289	$1	$(1)	$292
Operating Costs and Expenses
Cost of operations	—	—	84	1	(1)	84
Depreciation and amortization	—	2	82	—	—	84
General and administrative	—	—	—	6	—	6
Acquisition-related transaction and integration costs	—	—	—	17	—	17
Development costs	—	—	—	1	—	1
Total operating costs and expenses	—	2	166	25	(1)	192
Operating Income (Loss)	—	1	123	(24)	—	100
Other Income (Expense)
Equity in earnings (losses) of consolidated affiliates	65	7	—	88	(160)	—
Equity in earnings of unconsolidated affiliates	—	12	3	17	—	32
Other income, net	1	—	1	—	—	2
Interest expense	—	—	(52)	(18)	—	(70)
Total other income (expense), net	66	19	(48)	87	(160)	(36)
Net Income	66	20	75	63	(160)	64
Less: Net loss attributable to noncontrolling interests	—	—	(2)	(2)	2	(2)
Net Income Attributable to Clearway Energy LLC	$66	$20	$77	$65	$(162)	$66

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months ended September 30, 2018
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$9	$815	$2	$(2)	$824
Operating Costs and Expenses
Cost of operations	—	1	246	2	(2)	247
Depreciation and amortization	—	4	243	—	—	247
General and administrative	—	—	—	17	—	17
Acquisition-related transaction and integration costs	—	—	—	19	—	19
Development costs	—	—	—	1	—	1
Total operating costs and expenses	—	5	489	39	(2)	531
Operating Income (Loss)	—	4	326	(37)	—	293
Other Income (Expense)
Equity in earnings of consolidated affiliates	266	19	—	236	(521)	—
Equity in earnings of unconsolidated affiliates	—	32	7	26	—	65
Other income, net	1	—	3	—	—	4
Interest expense	—	—	(136)	(54)	—	(190)
Total other income (expense), net	267	51	(126)	208	(521)	(121)
Net Income	267	55	200	171	(521)	172
Less: Net loss attributable to noncontrolling interests	—	—	(66)	(95)	66	(95)
Net Income Attributable to Clearway Energy LLC	$267	$55	$266	$266	$(587)	$267

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2018
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$66	$20	$75	$63	$(160)	$64
Other Comprehensive Income
Unrealized gain on derivatives	7	—	8	7	(15)	7
Other comprehensive income	7	—	8	7	(15)	7
Comprehensive Income	73	20	83	70	(175)	71
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(2)	(2)	2	(2)
Comprehensive Income Attributable to Clearway Energy LLC	$73	$20	$85	$72	$(177)	$73
For the Nine Months ended September 30, 2018
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$267	$55	$200	$171	$(521)	$172
Other Comprehensive Income
Unrealized gain on derivatives	34	1	30	34	(65)	34
Other comprehensive income	34	1	30	34	(65)	34
Comprehensive Income	301	56	230	205	(586)	206
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(66)	(95)	66	(95)
Comprehensive Income Attributable to Clearway Energy LLC	$301	$56	$296	$300	$(652)	$301

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2018
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$111	$—	$120	$—	$—	$231
Restricted cash	—	—	157	—	—	157
Accounts receivable — trade	—	3	138	—	—	141
Inventory	—	—	39	—	—	39
Notes receivable	—	—	3	—	—	3
Prepayments and other current assets	—	—	29	2	—	31
Total current assets	111	3	486	2	—	602
Net property, plant and equipment		67	5,239			5,306
Other Assets
Investment in consolidated subsidiaries	1,969	443	—	3,288	(5,700)	—
Equity investments in affiliates	—	268	544	370	—	1,182
Intangible assets, net	—	11	1,166	—	—	1,177
Derivative instruments	—	—	32	—	—	32
Other non-current assets	—	—	89	3	—	92
Total other assets	1,969	722	1,831	3,661	(5,700)	2,483
Total Assets	$2,080	$792	$7,556	$3,663	$(5,700)	$8,391

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2018
(Continued)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	$—	$—	$309	$—	$—	$309
Current portion of long-term debt — affiliate	—	—	—	559	—	559
Accounts payable	—	—	67	23	—	90
Accounts payable — affiliate	—	1	10	11	—	22
Derivative instruments	—	—	5	—	—	5
Accrued expenses and other current liabilities	—	—	80	15	—	95
Total current liabilities	—	1	471	608	—	1,080
Other Liabilities
Long-term debt — external	—	—	4,047	841	—	4,888
Long-term debt — affiliate	—	—	—	44	—	44
Derivative instruments	—	—	9	—	—	9
Other non-current liabilities	—	2	87	8	—	97
Total non-current liabilities	—	2	4,143	893	—	5,038
Total Liabilities	—	3	4,614	1,501	—	6,118
Commitments and Contingencies
Members' Equity
Contributed capital	1,937	797	2,732	2,119	(5,648)	1,937
Retained earnings (accumulated deficit)	177	(8)	144	(116)	(20)	177
Accumulated other comprehensive loss	(34)	—	(41)	(34)	75	(34)
Noncontrolling interest	—	—	107	193	(107)	193
Total Members' Equity	2,080	789	2,942	2,162	(5,700)	2,273
Total Liabilities and Members’ Equity	$2,080	$792	$7,556	$3,663	$(5,700)	$8,391

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months ended September 30, 2018
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$—	$9	$429	$(41)	$397
Cash Flows from Investing Activities
Intercompany transactions between Clearway Energy LLC and subsidiaries	108	—	—	(108)	—
Acquisition of business, net of cash acquired	—	—	—	(11)	(11)
Payments for the Drop Down Assets	—	—	—	(126)	(126)
Capital expenditures	—	—	(62)	—	(62)
Cash receipts from notes receivable	—	—	10	—	10
Return of investment from unconsolidated affiliates	—	7	11	4	22
Net investments in unconsolidated affiliates	—	(16)	—	—	(16)
Other	—	—	8	—	8
Net Cash Provided by (Used in) Investing Activities	108	(9)	(33)	(241)	(175)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	4	—	(3)	(1)	—
Net contributions from noncontrolling interests	—	—	98	10	108
(Payments of) proceeds from distributions	(174)	—	(362)	347	(189)
Payment of debt issuance costs	—	—	(2)	(3)	(5)
Proceeds from issuance of Class C units	151	—	—	—	151
Proceeds from the revolving credit facility	—	—	—	35	35
Payments for the revolving credit facility	—	—	—	(90)	(90)
Proceeds from the issuance of long-term debt — external	—	—	227	—	227
Payments for long-term debt — external	—	—	(369)	—	(369)
Payments for long-term debt — affiliate	—	—	—	(16)	(16)
Net Cash (Used in) Provided by Financing Activities	(19)	—	(411)	282	(148)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	89	—	(15)	—	74
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	22	—	292	—	314
Cash, Cash Equivalents and Restricted Cash at End of Period	$111	$—	$277	$—	$388

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2017
(Unaudited)

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	Clearway Energy Operating LLC (Note Issuer) (a)	Eliminations (b)	Consolidated (a)
	(In millions)
Operating Revenues
Total operating revenues	$—	$3	$266	$—	$—	$269
Operating Costs and Expenses
Cost of operations	—	—	79	—	—	79
Depreciation and amortization	—	2	88	—	—	90
Impairment losses	—	12	—	—	—	12
General and administrative	—	—	—	4	—	4
Total operating costs and expenses	—	14	167	4	—	185
Operating Income (Loss)	—	(11)	99	(4)	—	84
Other Income (Expense)
Equity in earnings of consolidated affiliates	65	(4)	—	49	(110)	—
Equity in earnings of unconsolidated affiliates	—	7	6	15	—	28
Other income, net	—	—	1	—	—	1
Interest expense	—	—	(53)	(18)	—	(71)
Total other income (expense), net	65	3	(46)	46	(110)	(42)
Net Income (Loss)	65	(8)	53	42	(110)	42
Less: Net loss attributable to noncontrolling interests	—	—	(1)	(23)	1	(23)
Net Income (Loss) Attributable to Clearway Energy LLC	$65	$(8)	$54	$65	$(111)	$65

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
(b) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2017
(Unaudited)

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	Clearway Energy Operating LLC (Note Issuer) (a)	Eliminations (b)	Consolidated (a)
	(In millions)
Operating Revenues
Total operating revenues	$—	$8	$770	$1	$(1)	$778
Operating Costs and Expenses
Cost of operations	—	1	240	1	(1)	241
Depreciation and amortization	—	4	242	—	—	246
Impairment losses	—	12	—	—	—	12
General and administrative	—	—	—	14	—	14
Acquisition-related transaction and integration costs	—	—	—	2	—	2
Total operating costs and expenses	—	17	482	17	(1)	515
Operating Income (Loss)	—	(9)	288	(16)	—	263
Other Income (Expense)
Equity in income of consolidated affiliates	153	6	—	141	(300)	—
Equity in earnings of unconsolidated affiliates	—	9	28	26	—	63
Other income, net	1	—	2	—	—	3
Loss on debt extinguishment	—	(2)	—	—	—	(2)
Interest expense	—	1	(176)	(54)	—	(229)
Total other income (expense), net	154	14	(146)	113	(300)	(165)
Net Income	154	5	142	97	(300)	98
Less: Net loss attributable to noncontrolling interests	—	—	(3)	(56)	3	(56)
Net Income Attributable to Clearway Energy LLC	$154	$5	$145	$153	$(303)	$154

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
(b) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2017
(Unaudited)

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	Clearway Energy Operating LLC (Note Issuer) (a)	Eliminations (b)	Consolidated (a)
	(In millions)
Net Income	$65	$(8)	$53	$42	$(110)	$42
Other Comprehensive Income
Unrealized loss on derivatives	7	—	7	7	(14)	7
Other comprehensive income	7	—	7	7	(14)	7
Comprehensive Income (Loss)	72	(8)	60	49	(124)	49
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1)	(23)	1	(23)
Comprehensive Income (Loss) Attributable to Clearway Energy LLC	$72	$(8)	$61	$72	$(125)	$72

For the Nine Months Ended September 30, 2017
(Unaudited)

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	Clearway Energy Operating LLC (Note Issuer) (a)	Eliminations (b)	Consolidated (a)
	(In millions)
Net Income	$154	$5	$142	$97	$(300)	$98
Other Comprehensive Income
Unrealized gain on derivatives	7	—	7	7	(14)	7
Other comprehensive income	7	—	7	7	(14)	7
Comprehensive Income	161	5	149	104	(314)	105
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(3)	(56)	3	(56)
Comprehensive Income Attributable to Clearway Energy LLC	$161	$5	$152	$160	$(317)	$161

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
(b) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2017

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	Clearway Energy Operating LLC (Note Issuer) (a)	Eliminations (b)	Consolidated (a)
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$22	$—	$124	$—	$—	$146
Restricted cash	—	—	168	—	—	168
Accounts receivable — trade	—	1	93	1	—	95
Accounts receivable — affiliate	1	—	—	—	—	1
Inventory	—	—	39	—	—	39
Notes receivable	—	—	13	—	—	13
Prepayments and other current assets	—	—	18	1	—	19
Total current assets	23	1	455	2	—	481

Net property, plant and equipment	—	59	5,351	—	—	5,410
Other Assets
Investment in consolidated subsidiaries	1,844	460	—	3,198	(5,502)	—
Equity investments in affiliates	—	233	577	368	—	1,178
Intangible assets, net	—	12	1,216	—	—	1,228
Derivative instruments	—	—	1	—	—	1
Other non-current assets	—	—	62	—	—	62
Total other assets	1,844	705	1,856	3,566	(5,502)	2,469
Total Assets	$1,867	$765	$7,662	$3,568	$(5,502)	$8,360

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
(b) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2017
(Continued)

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	Clearway Energy Operating LLC (Note Issuer) (a)	Eliminations (b)	Consolidated (a)
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	$—	$—	$339	$—	$—	$339
Accounts payable	—	—	46	—	—	46
Accounts payable — affiliate	—	—	33	16	—	49
Derivative instruments	—	—	18	—	—	18
Accrued expenses and other current liabilities	—		62	25	—	87
Total current liabilities	—	—	498	41	—	539
Other Liabilities
Long-term debt — external	—	—	4,153	896	—	5,049
Long-term debt — affiliate	—	—	—	618	—	618
Derivative instruments	—	—	31	—	—	31
Other non-current liabilities	—	2	85	7	—	94
Total non-current liabilities	—	2	4,269	1,521	—	5,792
Total Liabilities	—	2	4,767	1,562	—	6,331
Commitments and Contingencies
Members' Equity
Contributed capital	1,919	822	2,934	2,119	(5,875)	1,919
Retained earnings (Accumulated deficit)	16	(58)	(25)	(207)	290	16
Accumulated other comprehensive loss	(68)	(1)	(71)	(68)	140	(68)
Noncontrolling Interest	—	—	57	162	(57)	162
Total Members' Equity	1,867	763	2,895	2,006	(5,502)	2,029
Total Liabilities and Members’ Equity	$1,867	$765	$7,662	$3,568	$(5,502)	$8,360

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
(b) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017
(Unaudited)

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	Clearway Energy Operating LLC (Note Issuer) (a)	Consolidated (a)
	(In millions)
Net Cash Provided by Operating Activities	$—	$34	$417	$(77)	$374
Cash Flows from Investing Activities
Intercompany transactions from Clearway Energy LLC to subsidiaries	(13)	—	—	13	—
Payments for the Drop Down Assets	—	—	—	(176)	(176)
Capital expenditures	—	—	(102)	—	(102)
Cash receipts from notes receivable	—	—	11	—	11
Return of investment from unconsolidated affiliates	—	7	9	16	32
Net investments in unconsolidated affiliates	—	(41)	(7)	—	(48)
Net Cash Used in Investing Activities	(13)	(34)	(89)	(147)	(283)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	(6)	(1)	—	7	—
Net contributions from noncontrolling interests	—	—	—	13	13
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	25	(44)	(7)	(26)
Proceeds from the issuance of Class C units	33	—	—		33
(Payments of) proceeds from distributions	(149)	—	(211)	211	(149)
Payments of debt issuance costs	—	—	(12)	—	(12)
Proceeds from the issuance of long-term debt - external	—	—	130	—	130
Payments for long-term debt — external	—	(30)	(225)	—	(255)
Net Cash (Used in) Provided by Financing Activities	(122)	(6)	(362)	224	(266)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(135)	(6)	(34)	—	(175)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	211	9	277	—	497
Cash, Cash Equivalents and Restricted Cash at End of Period	$76	$3	$243	$—	$322

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
Braun Litigation — On April 19, 2016, plaintiffs filed a putative class action lawsuit against NRG Yield, Inc., the current and former members of its board of directors individually, and other parties in California Superior Court in Kern County, California.  Plaintiffs allege various violations of the Securities Act due to the defendants’ alleged failure to disclose material facts related to low wind production prior to the NRG Yield, Inc.'s June 22, 2015 Class C common stock offering.  Plaintiffs seek compensatory damages, rescission, attorney’s fees and costs. The defendants filed demurrers and a motion challenging jurisdiction on October 18, 2016. On July 30, 2018, the plaintiffs filed an opposition to the defendants’ motion to quash service of the summons and an opposition to the defendants’ demurrer. On October 5, 2018, the defendants filed a reply memorandum of points and authorities in support of defendants' demurrer to the first amended complaint, and a reply memorandum of points and authorities in support of defendants' motion to quash service of summons. On November 1, 2018, the court issued a ruling granting the defendants' motion to quash service of summons.

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations, which were recast to include the effect of the Buckthorn Solar Drop Down Asset and November 2017 Drop Down Assets.
As you read this discussion and analysis, refer to the Company's Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the nine months ended September 30, 2018 and 2017. Also refer to the Company's 2017 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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

Executive Summary
Introduction and Overview
Clearway Energy LLC (formerly NRG Yield LLC), together with its consolidated subsidiaries, or the Company, was formed by NRG as a Delaware limited liability company on March 5, 2013, to serve as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. On August 31, 2018, NRG transferred its full ownership interest in Clearway Energy, Inc. (formerly NRG Yield, Inc.) to CEG the holder of NRG 's renewable energy development and operations platform, and NRG subsequently sold 100% of its interest in CEG to an affiliate of Global Infrastructure Partners III, or GIP, referred to hereinafter as the NRG Transaction. As a result of the NRG Transaction, GIP indirectly acquired a 45.2% economic interest in Clearway Energy LLC and a 55% voting interest in the Company. Global Infrastructure Management, LLC is an independent fund manager of funds that invests in infrastructure assets in the energy and transport sectors and Global Infrastructure Partners III is its third equity fund. The Company is sponsored by GIP through GIP's portfolio company, Clearway Energy Group.
The Company’s environmentally sound asset portfolio includes over 5,272 MW of wind, solar and natural gas-fired power generation facilities, as well as district energy systems. Nearly all of these assets sell substantially all of their output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 15 years as of September 30, 2018 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,392 net MWt and electric generation capacity of 133 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
Strategic Sponsorship with Global Infrastructure Partners
On August 31, 2018, NRG transferred its full ownership interest in Clearway Energy, Inc. (formerly NRG Yield, Inc.) to Clearway Energy Group LLC, or CEG, the holder of NRG's renewable energy development and operations platform and subsequently sold 100% of its interest in CEG to an affiliate of GIP. As a result of the NRG Transaction, GIP indirectly acquired a 45.2% economic interest in Clearway Energy LLC and a 55% voting interest in the Company as of August 31, 2018.
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
Also in connection with the NRG Transaction, the Company entered into the following agreements on August 31, 2018:
CEG Master Services Agreements
The Company, along with Clearway Energy LLC and Clearway Energy Operating LLC, entered into Master Services Agreements with CEG, pursuant to which CEG and certain of its affiliates or third party service providers began providing certain services to the Company and certain of its subsidiaries, and the Company and certain of its subsidiaries began providing certain services to CEG, in exchange for the payment of fees in respect of such services.
ROFO Agreements
The Company entered into a ROFO Agreement with CEG, or the CEG ROFO Agreement, pursuant to which CEG granted the Company and its subsidiaries a right of first offer on any proposed sale or transfer of certain assets owned by CEG. The CEG ROFO Agreement also provides the Company the right to make an equity investment of up to $190 million in one or more distributed generation portfolios developed or owned by CEG or its subsidiaries after August 31, 2018.
The Company also entered into the Third Amended and Restated ROFO Agreement with NRG, pursuant to which NRG will provide the Company and its subsidiaries a right of first offer on any proposed sale or transfer of 100% of the membership interests in Agua Caliente Borrower 1 LLC.

Voting and Governance Agreement
The Company entered into a Voting and Governance Agreement with CEG, relating to certain governance matters of the Company, including the composition of the board of directors of the Company, or the Board, implementation of a stockholder proposal at the next annual meeting of the Company to amend the restated certificate of incorporation of the Company to stagger the Board, and employment status of the CEO of the Company.
Limited Liability Company Agreement
The Company entered into the Fourth Amended and Restated Limited Liability Company Agreement of Clearway Energy LLC with CEG, which sets forth the rights and obligations of the Company, as managing member, and CEG, as member, of Clearway Energy LLC.
Transition Services Agreement
The Company entered into the NRG TSA, pursuant to which NRG or certain of its affiliates began providing certain services to the Company following the consummation of the NRG Transaction, in exchange for the payment of a fee in respect of such services. The agreement is effective until the earlier of June 30, 2019 or the date that all services are terminated by the Company. The Company may extend the term on a month-by-month basis no later than March 31, 2020 for a fixed monthly fee provided for in the agreement.
Bridge Credit Agreement
On August 31, 2018, the Company entered into a senior unsecured 364-day bridge credit agreement, or the Bridge Credit Agreement, which provides total borrowings of up to a maximum amount of $1.5 billion at a rate per annum equal to LIBOR or a base rate plus an applicable margin equal to 3.00% in the case of LIBOR loans and 2.00% in the case of base rate loans, in each case subject to an additional 0.25% on the 90th day following the effective date of the Bridge Credit Agreement, 0.25% on the 180th day following such effective date and 0.50% on each 90th day thereafter while any loans remain outstanding. The obligation of the lenders to fund loans under the Bridge Credit Agreement will expire on the date that is 110 days after the effective date of the Bridge Credit Agreement. Loans under the Bridge Credit Agreement will mature 364 days after the effective date of the agreement, provided that Clearway Energy Operating LLC may elect in its sole discretion to extend the maturity as provided for in the Bridge Credit Agreement. Borrowings under the Bridge Credit Agreement are guaranteed by Clearway Energy LLC and certain subsidiaries of Clearway Energy Operating LLC. As of September 30, 2018, there were no borrowings under the Bridge Credit Agreement.
In October 2018, the Company reduced the lenders' commitments under the bridge agreement from $1.5 billion to $867.5 million following the offering of the 2025 Senior Notes and the convertible notes tender offer results, each described below. On October 31, 2018, the Company terminated the Bridge Credit Agreement.

Significant Events During the Quarter
The following significant events have occurred since the beginning of the third quarter of 2018, as further described within this Management's Discussion and Analysis and the Condensed Consolidated Financial Statements:
Strategic Sponsorship with GIP

•
As discussed above, on August 31, 2018, NRG transferred its full ownership interest in the Company to CEG, the holder of NRG's renewable energy development and operations platform and subsequently sold 100% of its interest in CEG to an affiliate of GIP. As a result of the NRG Transaction, GIP indirectly acquired a 45.2% economic interest in Clearway Energy LLC and a 55% voting interest in the Company as of August 31, 2018.

Open Market Repurchases

•
In August 2018, Clearway Energy, Inc. repurchased an aggregate principal amount of $16 million of the 2019 Convertible Notes in open market transactions. The repurchases were funded through a partial repayment of the intercompany note between Clearway Operating LLC and Clearway Energy, Inc., which was reduced by $16 million.

Tender Offer

•
On September 10, 2018, pursuant to the terms of the 2019 Convertible Notes and the 2020 Convertible Notes indentures, the Company delivered to the holders of the Convertible Notes a fundamental change notice and offer to repurchase any and all of the 2019 Convertible Notes and 2020 Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes plus any accrued and unpaid interest. The tender offer expired on October 9, 2018. An aggregate principal amount of $109 million of the 2019 Convertible Notes and $243 million of the 2020 Convertible Notes were tendered on or prior to the expiration date and accepted by the Company for purchase. Concurrently with the 2019 Convertible Notes and 2020 Convertible Notes tender offer results, Clearway Energy LLC reduced its Long-term debt - affiliate due 2019 and Long - term debt - affiliate due 2020 by the corresponding amounts.

•
On October 9, 2018, the Clearway Energy, Inc. received a notice of conversion with respect to $395,000 aggregate principal amount of the 2020 Convertible Notes. The Clearway Energy, Inc. elected, pursuant to the terms of the 2020 Convertible Notes indenture, to settle the conversion of such 2020 Convertible Notes in Class C common stock, par value $0.01 per share. The conversion of the 2020 Convertible Notes resulted in the issuance by the Clearway Energy, Inc. on October 12, 2018 of 14,363 shares of Class C common stock and 14,363 of the Company's Class C common units.

Clearway Energy, Inc. Equity Offering

•
On September 27, 2018, Clearway Energy, Inc. issued and sold an additional 3,916,449 shares of Class C common stock for net proceeds of $75 million. Clearway Energy, Inc. utilized the proceeds of the offering to acquire additional 3,916,449 Class C units of Clearway Energy LLC and, as a result, it currently owns 55.7% of the economic interests of Clearway Energy LLC, with GIP indirectly retaining 44.3% of the economic interests of Clearway Energy LLC.

Corporate Financings

•	As discussed above, the Company entered into the Bridge Credit Agreement on August 31, 2018. On October 31, 2018, the Company terminated the Bridge Credit Agreement.

•
On October 1, 2018, Clearway Energy Operating LLC issued $600 million of senior unsecured notes, or the 2025 Senior Notes. The 2025 Senior Notes bear interest at 5.750% and mature on October 15, 2025. Interest on the notes is payable semi-annually on April 15 and October 15 of each year, and interest payments will commence on April 15, 2019. The 2025 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries.

Drop Down Transactions

•
On August 31, 2018, the Company entered into a binding agreement with CEG to acquire 80 MW of utility-scale solar projects located in Kawailoa and Oahu, Hawaii for approximately $28 million in cash consideration, subject to customary working capital and other adjustments, as well as the assumption of non-recourse debt of $169 million. The transaction is expected to close in summer of 2019.

•
On November 1, 2018, NRG offered the Company the opportunity to acquire Agua Caliente Borrower 1, which owns a 35% interest in Agua Caliente, a 290 MW utility-scale solar project located in Yuma, Arizona. The closing of this transaction is subject to customary closing conditions and is expected to be completed in the first quarter of 2019.

Repowering Partnership

•
On August 30, 2018, Wind TE Holdco entered into a partnership with CEG in order to facilitate the repowering of the Elbow Creek and Wildorado facilities. As part of the repowering partnership, the Company agreed to buy out an existing tax equity partner of Wind TE Holdco for $19 million on January 2, 2019, subject to certain purchase price adjustments.

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

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2018	2017	Change	2018	2017	Change
Operating Revenues
Energy and capacity revenues	$309	$287	$22	$876	$830	$46
Contract amortization	(17)	(18)	1	(52)	(52)	—
Total operating revenues	292	269	23	824	778	46
Operating Costs and Expenses
Cost of fuels	20	15	5	57	45	12
Operations and maintenance	45	47	(2)	139	145	(6)
Other costs of operations	19	17	2	51	51	—
Depreciation and amortization	84	90	(6)	247	246	1
Impairment losses	—	12	(12)	—	12	(12)
General and administrative	6	4	2	17	14	3
Acquisition-related transaction and integration costs	17	—	17	19	2	17
Development costs	1	—	1	1	—	1
Total operating costs and expenses	192	185	7	531	515	16
Operating Income	100	84	16	293	263	30
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	32	28	4	65	63	2
Other income, net	2	1	1	4	3	1
Loss on debt extinguishment	—	—	—	—	(2)	2
Interest expense	(70)	(71)	1	(190)	(229)	39
Total other expense, net	(36)	(42)	6	(121)	(165)	44
Net Income	64	42	22	172	98	74
Less: Loss attributable to noncontrolling interests	(2)	(23)	21	(95)	(56)	(39)
Net Income Attributable to Clearway Energy LLC	$66	$65	$1	$267	$154	$113

	Three months ended September 30,		Nine months ended September 30,
Business metrics:	2018	2017	2018	2017
Renewables MWh generated/sold (in thousands) (a)	1,801	1,565	5,725	5,354
Thermal MWt sold (in thousands)	499	463	1,578	1,450
Thermal MWh sold (in thousands) (b)	15	9	33	27
Conventional MWh generated (in thousands) (a)(c)	611	717	1,416	1,172
Conventional equivalent availability factor	97.0%	99.3%	93.2%	92.4%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) MWh sold do not include 56 MWh and 34 MWh during the three months ended September 30, 2018 and 2017, respectively, and 85 MWh and 52 MWh during the nine months ended September 30, 2018 and 2017, respectively, generated by Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing, as further described in Note 9, Related Party Transactions.
(c) Volumes generated are not sold by the Company as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended September 30, 2018 and 2017
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the three months ended September 30, 2018 and 2017:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Three months ended September 30, 2018
Energy and capacity revenues	$88	$167	$54	$309
Cost of fuels	—	—	(20)	(20)
Contract amortization	(1)	(15)	(1)	(17)
Gross margin	87	152	33	272
Contract amortization	1	15	1	17
Economic gross margin	$88	$167	$34	$289

Three months ended September 30, 2017
Energy and capacity revenues	$89	$151	$47	$287
Cost of fuels	—	—	(15)	(15)
Contract amortization	(1)	(16)	(1)	(18)
Gross margin	88	135	31	254
Contract amortization	1	16	1	18
Economic gross margin	$89	$151	$32	$272
Gross margin increased by $18 million during the three months ended September 30, 2018, compared to the same period in 2017, due to a combination of the drivers summarized in the table below:

Segment	Increase (Decrease)	Reason for Increase
Renewables:	$17
Increase of $11 million related to a 10% increase in wind generation volume, primarily at the Alta Wind projects, and $6 million in solar revenue attributable primarily to the Buckthorn Solar project, which achieved COD in July 2018

Thermal:	2	Revenues generated at the UPMC Thermal Project pursuant to the Energy Sales Agreement between the Company and UPMC Mercy, which commenced operations in March 2018
Conventional :	(1)	Lower plant availability at Walnut Creek and El Segundo during the summer of 2018, partially offset by higher start revenues generated at El Segundo
	$18

Operations and Maintenance
Operations and maintenance expense decreased by $2 million during the three months ended September 30, 2018, primarily driven by outages at Walnut Creek in 2017.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased by $6 million during the three months ended September 30, 2018, compared to the same period in 2017, due to certain components being fully depreciated after the third quarter of 2017, as well as impairment of Forward in the fourth quarter of 2017.
General and Administrative Expense
General and administrative expense increased by $2 million during the three months ended September 30, 2018, primarily driven by additional employee expenses resulting from the NRG Transaction.
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $17 million during the three months ended September 30, 2018 primarily reflect fees paid to advisors and other costs associated with the NRG Transaction.
Development Costs
Development costs increased by $1 million during the three months ended September 30, 2018, compared to the same period in 2017, primarily due to expenses incurred related to the implementation and evaluation of black start services at the Marsh Landing natural gas project.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $4 million during the three months ended September 30, 2018, compared to the same period in 2017, primarily due to income allocated to the Company in DGPV Holdco 3, which was formed in September 2017.  The HLBV method of accounting generally allocates more losses to the TE investors in the first several years after fund formation, and conversely, more income to the Company.

Income Attributable to Noncontrolling Interests
For the three months ended September 30, 2018, the Company had a loss of $1 million attributable to CEG's economic interest in Repowering LLC and a loss of $1 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the three months ended September 30, 2017, the Company had a loss of $23 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, reflecting the allocation of tax items such as production tax credits and tax depreciation to the fund investors.

Management’s Discussion of the Results of Operations for the Nine Months Ended September 30, 2018 and 2017
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the nine months ended September 30, 2018 and 2017:

	Conventional Generation	Renewables	Thermal	Total
(In millions)
Nine months ended September 30, 2018
Energy and capacity revenues	$255	$473	$148	$876
Cost of fuels	(2)	—	(55)	(57)
Contract amortization	(4)	(46)	(2)	(52)
Gross margin	249	427	91	767
Contract amortization	4	46	2	52
Economic gross margin	$253	$473	$93	$819

Nine months ended September 30, 2017
Energy and capacity revenues	$250	$448	$132	$830
Cost of fuels	—	—	(45)	(45)
Contract amortization	(4)	(46)	(2)	(52)
Gross margin	246	402	85	733
Contract amortization	4	46	2	52
Economic gross margin	$250	$448	$87	$785
Gross margin increased by $34 million during the nine months ended September 30, 2018, compared to the same period in 2017, due to a combination of the drivers summarized in the table below:

Segment	Increase	Reason for Increase
Renewables:	$25
Increase of $15 million related to a 4% increase in wind generation volume, primarily at the Alta Wind projects, and an increase of $10 million in solar revenue primarily related to the Buckthorn Solar project which achieved COD in July 2018

Conventional:	3	Higher plant availability at Walnut Creek and El Segundo due to lower outages in 2018 compared to 2017
Thermal:	6
Increased consumption across the portfolio in the third quarter of 2018, as well as revenues generated at the UPMC Thermal Project pursuant to the Energy Sales Agreement between the Company and UPMC Mercy

	$34

Operations and Maintenance
Operations and maintenance expense decreased by $6 million during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to lower outages at El Segundo in 2018 compared to outages at Walnut Creek in 2017.

General and Administrative Expense
General and administrative expense increased by $3 million during the nine months ended September 30, 2018, primarily driven by additional employee expenses resulting from the NRG Transaction.
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $19 million during the nine months ended September 30, 2018, primarily reflect fees paid to advisors and other costs associated with the NRG Transaction, as well as fees paid in connection with the acquisitions that took place in 2018, as further described in Note 3, Business Acquisitions.
Development Costs
Development costs increased by $1 million during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to expenses incurred related to the implementation and evaluation of black start services at the Marsh Landing natural gas project.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $2 million during the nine months ended September 30, 2018, compared to the same period in 2017, primarily driven by the increase in HLBV income allocated to the Company's interests in DGPV funds, partially offset by losses allocated to the Company in Utah Portfolio.
Interest Expense
Interest expense decreased by $39 million during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to changes in the fair value of interest rate swaps during the first half of 2018 and lower project level debt balances in 2018 compared to 2017.

Income Attributable to Noncontrolling Interests
For the nine months ended September 30, 2018, the Company had a loss of $1 million attributable to CEG's economic interest in Repowering LLC and a loss of $94 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the nine months ended September 30, 2017, the Company had a loss of $56 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and application of the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, reflecting the allocation of tax items such as production tax credits and tax depreciation to the fund investors.

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
Liquidity Position
As of September 30, 2018, the Company had $425 million of available borrowings under its revolving credit facility. As of September 30, 2018 and December 31, 2017, the Company's liquidity was $813 million and $680 million, respectively, comprised of the following:

(In millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents:
Clearway Energy LLC, excluding subsidiaries	111	22
Subsidiaries	120	124
Restricted cash:
Operating accounts	65	25
Reserves, including debt service, distributions, performance obligations and other reserves	92	143
Total	$388	$314
Revolving credit facility availability	425	366
Total liquidity	$813	$680
As of September 30, 2018, there were no outstanding borrowings and $70 million of letters of credit outstanding under the Company's revolving credit facility. On October 9, 2018, the Company terminated certain letters of credit relating to certain project PPAs in exchange for a one-time payment, which reduced the outstanding letters of credit under the revolving credit facility to $45 million as of October 31, 2018.
As described in Note 7, Long-term Debt, on October 1, 2018, Clearway Energy Operating LLC issued $600 million of 2025 Senior Notes. Additionally, pursuant to the results of the tender offer for the 2019 Convertible Notes and 2020 Convertible Notes, which expired on October 9, 2018, Clearway Energy, Inc. repurchased an aggregate principal amount of $109 million of the 2019 Convertible Notes and $243 million of the 2020 Convertible Notes. The Clearway Energy, Inc. partially financed the repurchases with the proceeds from the 2025 Senior Notes.
Management believes that the Company's liquidity position, cash flows from operations and availability under its revolving credit facility will be adequate to meet the Company's financial commitments; debt service obligations; growth, operating and maintenance capital expenditures; and to fund distributions to Clearway Energy, Inc. and CEG.  Management continues to regularly monitor the Company's ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management.
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
As of September 30, 2018, the Company's 2024 Senior Notes and 2026 Senior Notes are rated BB by S&P and Ba2 by Moody's, respectively. S&P and Moody's reaffirmed the ratings outlook as stable on September 10, 2018 and October 18, 2018, respectively.

Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 1— Note 7, Long-term Debt, to this Form 10-Q and Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2017 Form 10-K, the Company's financing arrangements consist of Clearway Energy, Inc.'s equity offering of Class C common stock on September 27, 2018, bridge financing, the revolving credit facility, the Senior Notes, the ATM Program, its intercompany borrowings with Clearway Energy, Inc. and project-level financings for its various assets.
2025 Senior Notes — On October 1, 2018, Clearway Energy Operating LLC issued $600 million of senior unsecured notes, or the 2025 Senior Notes. The 2025 Senior Notes bear interest at 5.750% and mature on October 15, 2025. Interest on the notes is payable semi-annually on April 15 and October 15 of each year, and interest payments will commence on April 15, 2019. The 2025 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries.
Clearway Energy, Inc. 2018 Equity Offering — On September 27, 2018, Clearway Energy, Inc. issued and sold an additional 3,916,449 shares of Class C common stock for net proceeds of $75 million. Clearway Energy, Inc. utilized the proceeds of the offering to acquire 3,916,449 Class C units of Clearway Energy LLC and, as a result, it currently owns 55.7% of the economic interests of Clearway Energy LLC, with GIP indirectly retaining 44.3% of the economic interests of Clearway Energy LLC.
Revolving Credit Facility — On April 30, 2018, the Company closed on the refinancing of the revolving credit facility, which extended the maturity of the facility to April 28, 2023 and decreased the Company's overall cost of borrowing. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
ATM Sales — Clearway Energy, Inc. sold a total of 4,392,583 of Class C common stock under the ATM program for gross proceeds of $77 million during the period ended September 30, 2018. Clearway Energy, Inc. incurred commission fees of $762 thousand during the period ended September 30, 2018. Clearway Energy, Inc. used the net proceeds to acquire 4,392,583 Class C units from Clearway Energy LLC.
As of October 31, 2018, approximately $38 million of Class C common stock remains available for issuance under the ATM Program.
Thermal Notes — On June 19, 2018, Energy Center Minneapolis LLC, a subsidiary of the Company, completed the issuances of 4.80% Series E notes due June 15, 2033, or the Series E Notes, and 4.60% Series F notes due March 15, 2033, or the Series F Notes, for gross proceeds of $80 million. The proceeds of the Series E Notes and Series F Notes were utilized to finance the acquisition of the UPMC Thermal Project. Also, on June 19, 2018, Energy Center Minneapolis LLC issued $83 million of 5.90% Series G notes due June 15, 2035, which were utilized to refinance its $83 million of outstanding Series C notes. Energy Center Minneapolis LLC also issued 4.83% Series H notes due June 15, 2037, or Series H Notes for proceeds of $40 million and established a private shelf facility for the future issuance of $40 million in additional notes.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 1 — Note 7, Long-term Debt; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) distributions.
Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets, and growth capital expenditures consisting of costs to construct new assets, costs to complete the construction of assets where construction is in process, and capital expenditures related to acquiring additional thermal customers. For the nine months ended September 30, 2018, the Company used approximately $62 million to fund capital expenditures, including growth expenditures of $33 million in the Renewables segment in connection with the construction of Buckthorn Solar Drop Down Asset. The $33 million includes $10 million incurred by NRG during the construction of the Buckthorn Solar project prior to its acquisition by the Company on March 30, 2018, as described below. For the nine months ended September 30, 2017, the Company used approximately $102 million to fund capital expenditures, of which $79 million related to growth expenditures in the Renewables segment paid by NRG in connection with the construction of Buckthorn Solar. The Company develops annual capital spending plans based on projected requirements for maintenance and growth capital. The Company estimates $38 million of maintenance expenditures for 2018. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.

Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation and thermal infrastructure assets from third parties, where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD. The Company may also complete the remaining acquisition under the NRG ROFO Agreement.
UPMC Thermal Project — On June 19, 2018, upon reaching substantial completion, the Company acquired from NRG the UPMC Thermal Project for cash consideration of $84 million, subject to working capital adjustments. The Company also recorded a payable of $5 million to be paid to NRG upon final completion of the project. The project adds 73 MWt of thermal equivalent capacity and 7.5 MW of emergency backup thermal capacity to the Company's portfolio. The transaction was accounted for as an asset acquisition and is reflected in the Company's Thermal segment.
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
Carlsbad Project — On February 6, 2018, the Company entered into an agreement with NRG to purchase 100% of the membership interests in Carlsbad Energy Holdings LLC, which indirectly owns the Carlsbad project, a 527 MW natural gas fired project in Carlsbad, CA, pursuant to the NRG ROFO Agreement. The purchase price for the transaction is $380 million in cash consideration, subject to customary working capital and other adjustments, as well as the assumption of non-recourse debt of $601 million at completion. The transaction is expected to close during January 2019.
Hawaii Solar Assets — On August 31, 2018, the Company entered into a binding agreement with CEG to acquire 80 MW of utility-scale solar projects located in Kawailoa and Oahu, Hawaii for cash consideration of $28 million, subject to customary working capital and other adjustments, as well as the assumption of non-recourse debt of $169 million. The transaction is expected to close in summer of 2019.
Mylan Pharmaceuticals — On November 1, 2018, the Company entered into an Energy Services Agreement with Mylan LLC to supply chilled water, hot water and electricity through a dedicated combined heat and power facility to be constructed at Mylan's Caguas, Puerto Rico facility. The Company anticipates the project to total $11 million and is expected to commence commercial operations in the second quarter of 2019.
Agua Caliente — On November 1, 2018, NRG offered the Company the opportunity to acquire Agua Caliente Borrower 1, which owns a 35% interest in Agua Caliente, a 290 MW utility-scale solar project located in Yuma, Arizona. The closing of this transaction is subject to customary closing conditions and is expected to be completed in the first quarter of 2019.
Investment Partnership with CEG
During the period of January 1, 2018 to September 30, 2018, the Company invested $16 million in distributed generation partnerships with CEG.
Open Market Repurchases and Tender Offer
In August 2018, Clearway Energy, Inc. repurchased an aggregate principal amount of $16 million of the 2019 Convertible Notes in open market transactions. The repurchases were funded through a repayment of the intercompany note between Clearway Operating LLC and Clearway Energy, Inc. which was reduced by $16 million.
On September 10, 2018, pursuant to the 2019 Convertible Notes and the 2020 Convertible Notes indentures, the Company delivered to the holders of the Convertible Notes a fundamental change notice and offer to repurchase any and all of the 2019 Convertible Notes and 2020 Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes plus any accrued and unpaid interest. The tender offer expired on October 9, 2018. An aggregate principal amount of $109 million of the 2019 Convertible Notes and $243 million of the 2020 Convertible Notes were tendered on or prior to the expiration date and accepted by the Company for purchase. After the expiration of the tender offer, $220 million aggregate principal amount of the 2019 Convertible Notes remain outstanding and $45 million aggregate principal amount of the 2020 Convertible Notes remain outstanding.

Wind TE Holdco Buyout
As part of the repowering partnership, the Company agreed to buy out the existing tax equity partner of Wind TE Holdco for $19 million on January 2, 2019, subject to certain purchase price adjustments.
Cash Distributions to Clearway Energy, Inc. and CEG
The Company intends to distribute to its unit holders in the form of a quarterly distribution all of the CAFD it generates each quarter, less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
The following table lists the distributions paid on the Company's Class A, B, C and D units during the nine months ended September 30, 2018:

	Third Quarter 2018	Second Quarter 2018	First Quarter 2018
Distributions per Class A, B, C and D unit	$0.320	$0.309	$0.298
On October 31, 2018, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.331 per unit payable on December 17, 2018 to unit holders of record as of December 3, 2018.
Cash Flow Discussion
The following table reflects the changes in cash flows for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017:

	Nine months ended September 30,
	2018	2017	Change
	(In millions)
Net cash provided by operating activities	$397	$374	$23
Net cash used in investing activities	(175)	(283)	108
Net cash used in financing activities	$(148)	(266)	$118
Net Cash Provided By Operating Activities
Changes to net cash provided by operating activities were primarily driven by an increase in operating income adjusted for non - cash items in the amount of $18 million, as well as higher distributions from unconsolidated affiliates in the amount of $6 million.

Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Lower payments for the Buckthorn Solar Drop Down Asset and UPMC Thermal Project in 2018 compared to the payment made for the March 2017 Drop Down Assets in 2017	$50
Decrease in capital expenditures driven primarily by the substantial completion of the Buckthorn Solar Drop Down Asset in May 2018, which was acquired by the Company on March 31, 2018	47
Increase in capital expenditures in the Thermal segment related primarily to maintenance expense partially offset by lower capital expenditures at Walnut Creek due to outages in 2017	(7)
Lower net investment in unconsolidated affiliates primarily in the DGPV partnerships with NRG during 2018	22
Payment to acquire Central CA Fuel Cell 1, LLC in 2018	(11)
Other	7
$108

Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Conversion of the Buckthorn Solar Portfolio, LLC Construction Loan to a term loan in 2018, as well as higher project level debt amortization in 2018 compared to 2017	$(146)
Net proceeds from the refinancing of the Thermal note purchase and private shelf agreement, as described in Note 7, Long-term Debt	120
Increase in net contributions from noncontrolling interests primarily from Buckthorn Holdings, LLC's Class A member in 2018, as described in Note 3, Business Acquisitions	95
Net proceeds from the issuance of Class C units as a result of Clearway Energy, Inc.'s equity offering in September 2018	75
Net repayments under the revolving credit facility in 2018	(55)
Higher net proceeds from the issuance of Class C units as a result of Clearway Energy, Inc.'s common stock offering under the ATM Program in 2018 compared to 2017	43
Lower distributions, net of contributions to NRG for the Drop Down Assets relating to the pre-acquisition period in 2018 compared to 2017	26
Increase in distributions paid to unit holders	(40)
$118
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of September 30, 2018, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. Utah Solar Portfolio, GenConn, DGPV Holdco 1, RPV Holdco, DGPV Holdco 2, and DGPV Holdco 3 are variable interest entities for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $816 million as of September 30, 2018. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2018, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2018. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item — 1 Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2017	$(47)
Contracts realized or otherwise settled during the period	13
Changes in fair value	55
Fair value of contracts as of September 30, 2018	$21

	Fair value of contracts as of September 30, 2018
	Maturity
Fair Value Hierarchy (Losses)/Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(2)	$10	$4	$9	$21
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As discussed below in Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risk, NRG, on behalf of the Company, measures the sensitivity of the portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the net open position.
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
The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's critical accounting policies include income taxes and valuation allowance for deferred tax assets, impairment of long lived assets and other intangible assets and acquisition accounting.
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
Changes in Internal Control over Financial Reporting
In connection with NRG Energy, Inc.'s transaction with GIP effective August 31, 2018, the Company entered into a Transition Services Agreement pursuant to which NRG Energy, Inc. will continue to provide information technology, systems, applications, and business processes to the Company.  Under the Transition Services Agreement with NRG Energy, Inc., the Company will continue to review, document and evaluate the internal controls over financial reporting through 2018. There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through September 30, 2018, see Note 11, Contingencies, to this Form 10-Q.
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
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
3.1	Certificate of Amendment for the Restated Certificate of Formation of Clearway Energy LLC, dated August 31, 2018.	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on September 5, 2018.
3.2	Fourth Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.6 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
4.1
Eighth Supplemental Indenture, dated as of August 30, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 6, 2018.
4.2
Fourth Supplemental Indenture, dated as of August 30, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on September 6, 2018.
4.3	Indenture, dated October 1, 2018, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 2, 2018.
4.4	Form of 5.750% Senior Notes due 2025	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on October 2, 2018.
4.5	Registration Rights Agreement, dated October 1, 2018, among Clearway Energy Operating LLC, the guarantors named therein and RBC Capital Markets, LLC, as representative of the initial purchasers.	Incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on October 2, 2018.
4.6
Ninth Supplemental Indenture, dated as of October 25, 2018, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2018.
4.7
Fifth Supplemental Indenture, dated as of October 25, 2018, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on October 31, 2018.
4.8	First Supplemental Indenture, dated as of October 25, 2018, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on October 31, 2018.
10.1	Master Services Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.2	Master Services Agreement, dated as of August 31, 2018, by and among Zephyr Renewables LLC, NRG Yield, Inc., NRG Yield LLC, and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 10.2 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.3
364-Day Bridge Credit Agreement, dated August 31, 2018, by and between NRG Yield Operating LLC, as borrower, NRG Yield LLC, as holdings, the lenders party thereto and Royal Bank of Canada, as administrative agent.
Incorporated herein by reference to Exhibit 10.8 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.4	Termination Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.9 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Mary-Lee Stillwell.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY LLC (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Chief Financial Officer (Principal Financial Officer)

/s/ MARY-LEE STILLWELL
Mary-Lee Stillwell
Date: November 6, 2018	Chief Accounting Officer (Principal Accounting Officer)