Form 10-K/A
period 2018-12-31
Clearway Energy LLC
filed 2019-03-29
CIK 1637757

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

Explanatory Note
On February 28, 2019, Clearway Energy LLC (the "Company") filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2018.
This Amendment No. 1 to Form 10-K (this "Amendment") of the Company is being filed solely to amend Item 15 of Part IV to include the consolidated financial statements of DGPV Holdco 3 LLC and Subsidiaries ("DGPV Holdco 3") as required under Rule 3-09 of Regulation S-X. The financial statements of DGPV Holdco 3 for its fiscal year ended December 31, 2018 were not available at the time the Company filed its Annual Report on Form 10-K. The required financial statements are now provided as Exhibit 99.1 to this Amendment.
Item 15(c) is the only portion of the Company's Annual Report on Form 10-K being supplemented or amended by this Amendment. Except as set forth herein, this Amendment does not change or update any other information set forth in the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, and does not reflect events occurring after the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2018. This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 15(c) of Form 10-K as provided in Exhibit 99.1, an updated exhibit index, a signature page, and the certifications required to be filed as exhibits hereto.

Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of Clearway Energy LLC and related notes thereto, together with the reports thereon of KPMG LLP, were included in Item 15 of Clearway Energy LLC's Annual Report on Form 10-K filed on February 28, 2019:
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
See Exhibit Index submitted as a separate section of this report
(c) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons
The following financial statements of DGPV Holdco 3 LLC and Subsidiaries are required under Rule 3-09 of Regulation S-X and are incorporated by reference to Item 15 of this report. They should be read in conjunction with the Consolidated Financial Statements:
DGPV Holdco 3 LLC Consolidated Financial Statements for the years ended December 31, 2018 and 2017 are included as Exhibit 99.1 to Amendment No. 1 to Clearway Energy LLC's Annual Report on Form 10-K

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
Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.’s Current Report on Form 8-K filed on June 9, 2014.
2.5	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Wind LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to Clearway Energy, Inc.’s Current Report on Form 8-K filed on November 7, 2014.
2.6	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Arroyo Nogales LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.2 to Clearway Energy, Inc.’s Current Report on Form 8-K filed on November 7, 2014.
2.7*^	Purchase and Sale Agreement, dated as of June 17, 2015, by and between EFS Desert Sun, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to Clearway Energy, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2015.
2.8	Purchase and Sale Agreement, dated as of September 17, 2015, by and between NRG Energy Gas & Wind Holdings, Inc. and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to Clearway Energy, Inc.’s Current Report on Form 8-K filed on September 21, 2015.
2.9	Purchase and Sale Agreement, dated as of August 8, 2016, between NRG Solar CVSR Holdings 2 LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to Clearway Energy, Inc.'s Current Report on Form 8-K, filed on August 9, 2016.
2.10*	Purchase and Sale Agreement, dated as of February 6, 2018, by and between NRG Gas Development Company, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.10 to Clearway Energy, Inc.'s Annual Report on Form 10-K, filed on March 1, 2018.
3.1	Certificate of Formation of NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 3.01(a) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.2	Certificate of Amendment of Certificate of Formation of NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 3.01(b) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.3	Third Amended and Restated Limited Liability Company Agreement of Clearway Energy Operating LLC.	Incorporated herein by reference to Exhibit 3.33 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
3.4	Certificate of Formation of NRG Yield LLC.	Incorporated herein by reference to Exhibit 3.03(a) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.5	Certificate of Amendment of Certificate of Formation of NRG Yield LLC.	Incorporated herein by reference to Exhibit 3.03(b) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.6	Fourth Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.6 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
4.1	Indenture, dated August 5, 2014, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on August 5, 2014.

4.2	Form of 5.375% Senior Note due 2024.	Incorporated herein by reference to Exhibit 4.2 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on August 5, 2014.
4.3	Registration Rights Agreement, dated October 1, 2018, among Clearway Energy Operating LLC, the guarantors named therein and RBC Capital Markets, LLC, as representative of the initial purchasers.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 2, 2018.
4.4	Supplemental Indenture, dated as of November 7, 2014, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on November 13, 2014.
4.5	Supplemental Indenture, dated as of February 25, 2015, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on February 27, 2015.
4.6	Third Supplemental Indenture, dated as of April 10, 2015, among NRG Yield Operating LLC, NRG Yield LLC, the other guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.07 to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
4.7	Fourth Supplemental Indenture, dated as of May 8, 2015, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on May 8, 2015.
4.8	Indenture, dated June 29, 2015, among NRG Yield, Inc., NRG Yield Operating LLC and NRG Yield LLC, as Guarantors, and Wilmington Trust, National Association, as Trustee.	Incorporated herein by reference to Exhibit 4.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on June 29, 2015.
4.9	Form of 3.25% Convertible Senior Note due 2020.	Incorporated herein by reference to Exhibit 4.2 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on June 29, 2015.
4.10	Indenture, dated August 18, 2016, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 18, 2016.
4.11	Form of 5.000% Senior Note due 2026.	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on August 18, 2016.
4.12	Registration Rights Agreement, dated August 18, 2016, among NRG Yield Operating LLC, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers.	Incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on August 18, 2016.
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
Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Quarterly Report on Form 10-Q, filed on August 9, 2016.
10.13†	Employment Agreement, dated as of May 6, 2016, between NRG Yield, Inc. and Christopher S. Sotos.	Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Current Report on Form 8-K/A, filed on August 9, 2016.
10.14†	Amendment, dated January 1, 2018 to Employment Agreement between NRG Yield, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.28 to Clearway Energy, Inc.'s Annual Report on Form 10-K, filed on March 1, 2018.
10.15	Assignment and Assumption Agreement, effective as of February 26, 2019, among Clearway Energy Operating LLC and GIP III Zephyr Carlsbad Holdings, LLC.	Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
21.1	Subsidiaries of Clearway Energy LLC.	Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Mary-Lee Stillwell.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
99.1	Financial Statements of DGPV Holdco 3 LLC and Subsidiaries for the years ended December 31, 2018 and 2017.	Filed herewith.
101 INS	XBRL Instance Document.	Previously filed with the Company's Annual Report on Form 10-K filed on February 28, 2019
101 SCH	XBRL Taxonomy Extension Schema.	Previously filed with the Company's Annual Report on Form 10-K filed on February 28, 2019
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Previously filed with the Company's Annual Report on Form 10-K filed on February 28, 2019
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Previously filed with the Company's Annual Report on Form 10-K filed on February 28, 2019
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Previously filed with the Company's Annual Report on Form 10-K filed on February 28, 2019

101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Previously filed with the Company's Annual Report on Form 10-K filed on February 28, 2019

†	Indicates exhibits that constitute compensatory plans or arrangements.
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

Date: March 29, 2019