Form 10-Q
period 2019-09-30
Clearway Energy LLC
filed 2019-11-06
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-203369

Clearway Energy LLC

(Exact name of registrant as specified in its charter)

Delaware	32-0407370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Carnegie Center, Suite 300 Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

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

Yes ☐       No ☒

As of October 31, 2019, there were 34,599,645 Class A units outstanding, 42,738,750 Class B units outstanding, 73,336,990 Class C units outstanding, and 42,738,750 Class D units outstanding. There is no public market for the registrant's outstanding units.

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
CEG ROFO Agreement

Right of First Offer Agreement, entered into as of August 31, 2018, by and between Clearway Energy Group LLC and Clearway Energy, Inc., and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P., as amended by the First Amendment dated February 14, 2019, the Second Amendment dated August 1, 2019

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

GIP Transaction

On August 31, 2018, NRG transferred its full ownership interest in the Company to Clearway Energy Group LLC and subsequently sold 100% of its interests in Clearway Energy Group LLC, which included NRG's renewable energy development and operations platform, to an affiliate of GIP. GIP, NRG and the Company also entered into a consent and indemnity agreement in connection with the purchase and sale agreement, which was signed on February 6, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CLEARWAY ENERGY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
Operating Revenues
Total operating revenues	$296	$292	$797	$824
Operating Costs and Expenses
Cost of operations	86	84	249	247
Depreciation and amortization	112	84	285	247
Impairment losses	-	-	19	-
General and administrative	7	6	19	17
Transaction and integration costs	-	17	2	19
Development costs	1	1	4	1
Total operating costs and expenses	206	192	578	531
Operating Income	90	100	219	293
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	38	32	52	65
Other income, net	2	2	6	4
Loss on debt extinguishment	-	-	(1)	-
Interest expense	(105)	(70)	(336)	(190)
Total other expense, net	(65)	(36)	(279)	(121)
Net Income (Loss)	25	64	(60)	172
Less: (Loss) Income attributable to noncontrolling interests	(25)	(2)	(29)	(95)
Net Income (Loss) Attributable to Clearway Energy LLC	$50	$66	$(31)	$267

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
Net Income (Loss)	$25	$64	$(60)	$172
Other Comprehensive (Loss) Gain
Unrealized (loss) gain on derivatives	(1)	7	2	34
Other comprehensive (loss) gain	(1)	7	2	34
Comprehensive Income (Loss)	24	71	(58)	206
Less: Comprehensive (loss) income attributable to noncontrolling interests	(25)	(2)	(28)	(95)
Comprehensive Income (Loss) Attributable to Clearway Energy LLC	$49	$73	$(30)	$301

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC

CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$145	$407
Restricted cash	249	176
Accounts receivable — trade	141	104
Accounts receivable — affiliate	3	5
Inventory	43	40
Derivative instruments	1	-
Prepayments and other current assets	34	29
Total current assets	616	761
Property, plant and equipment, net	5,562	5,245
Other Assets
Equity investments in affiliates	1,181	1,172
Intangible assets, net	1,103	1,156
Derivative instruments	-	8
Right of use assets, net	191	-
Other non-current assets	109	106
Total other assets	2,584	2,442
Total Assets	$8,762	$8,448
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current portion of long-term debt — external	$1,920	$314
Current portion of long-term debt — affiliate	44	215
Accounts payable — trade	54	45
Accounts payable — affiliate	63	20
Derivative instruments	15	4
Accrued interest expense	49	44
Accrued expenses and other current liabilities	100	57
Total current liabilities	2,245	699
Other Liabilities
Long-term debt — external	4,143	5,404
Long-term debt — affiliate	-	44
Derivative instruments	95	17
Long-term lease liabilities	193	-
Other non-current liabilities	109	102
Total non-current liabilities	4,540	5,567
Total Liabilities	6,785	6,266
Commitments and Contingencies
Members' Equity
Contributed capital	1,854	1,940
Retained earnings	5	86
Accumulated other comprehensive loss	(43)	(44)
Noncontrolling interest	161	200
Total Members' Equity	1,977	2,182
Total Liabilities and Members’ Equity	$8,762	$8,448

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2019	2018
	(In millions)
Cash Flows from Operating Activities
Net (loss) income	$(60)	$172
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(52)	(65)
Distributions from unconsolidated affiliates	32	58
Depreciation and amortization	285	247
Right of use asset amortization	5	-
Amortization of financing costs	2	10
Amortization of intangibles and out-of-market contracts	52	52
Adjustment for debt extinguishment	1	-
Impairment losses	19	-
Changes in derivative instruments	101	(39)
Loss (gain) on disposal of asset components	5	(2)
Changes in prepaid and accrued liabilities for tolling agreements	12	8
Changes in other working capital	(29)	(44)
Net Cash Provided by Operating Activities	373	397
Cash Flows from Investing Activities
Acquisitions	(100)	(11)
Partnership interests acquisition	(6)	-
Acquisition of the Drop Down Assets	-	(126)
Buyout of Wind TE Holdco non-controlling interest	(19)	-
Capital expenditures	(200)	(62)
Cash receipts from notes receivable	-	10
Return of investment from unconsolidated affiliates	37	22
Investments in unconsolidated affiliates	(14)	(16)
Other	2	8
Net Cash Used in Investing Activities	(300)	(175)
Cash Flows from Financing Activities
Net (distributions) contributions from noncontrolling interests	(15)	108
Net proceeds from the issuance of Class C units	-	151
Payments of distributions, net of contributions	(116)	(189)
Payments of debt issuance costs	(15)	(5)
Proceeds from the revolving credit facility	22	35
Payments for the revolving credit facility	(22)	(90)
Proceeds from the issuance of long-term debt — external	586	227
Payments for long-term debt — external	(480)	(369)
Payments for long-term debt — affiliate	(222)	(16)
Net Cash Used in Financing Activities	(262)	(148)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(189)	74
Cash, Cash Equivalents and Restricted Cash at beginning of period	583	314
Cash, Cash Equivalents and Restricted Cash at end of period	$394	$388

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

For the Nine Months Ended September 30, 2019

(Unaudited)

(In millions)	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members' Equity
Balances at December 31, 2018	$1,940	$86	$(44)	$200	$2,182
Net loss	-	(48)	-	(6)	(54)
Unrealized (loss) gain on derivatives	-	-	(3)	1	(2)
Buyout of Wind TE Holdco non-controlling interest	(9)	-	-	(10)	(19)
Capital contributions from tax equity investors, net of distributions, cash	-	-	-	19	19
Distributions paid to CEG, net of contributions	-	-	-	-	-
Contributions from CEG for Oahu Partnership, non-cash	10	-	-	2	12
Cumulative effect from change in accounting principle	-	(3)	-	-	(3)
Distributions paid to CEG on Class B and Class D units	-	(17)	-	-	(17)
Distributions paid to Clearway Energy, Inc.	-	(22)	-	-	(22)
Balances at March 31, 2019	$1,941	$(4)	$(47)	$206	$2,096
Net (loss) income	-	(33)	-	2	(31)
Unrealized gain on derivatives	-	-	5	-	5
Distributions to non-controlling interests, net of contributions, cash	(2)	-	-	(28)	(30)
(Distributions) contributions from CEG for Kawailoa, Repowering Partnerships, non-cash	(15)	3	-	18	6
Distributions paid to CEG on Class B and Class D units	(6)	(11)	-	-	(17)
Distributions paid to Clearway Energy, Inc., non-cash	(13)	-	-	-	(13)
Distributions paid to Clearway Energy, Inc.	(21)	-	-	-	(21)
Balances at June 30, 2019	$1,884	$(45)	$(42)	$198	$1,995
Net income (loss)	-	50	-	(25)	25
Unrealized loss on derivatives	-	-	(1)	-	(1)
Distributions to non-controlling interests, net of contributions, cash	(3)	-	-	(1)	(4)
Contributions from CEG for Kawailoa, Repowering Partnerships, non-cash	12	-	-	(11)	1
Distributions paid to CEG on Class B and Class D units	(17)	-	-	-	(17)
Distributions paid to Clearway Energy, Inc., non-cash	-	-	-	-	-
Distributions paid to Clearway Energy, Inc.	(22)	-	-	-	(22)
Balances at September 30, 2019	$1,854	$5	$(43)	$161	$1,977

For the Nine Months Ended September 30, 2018

(Unaudited)

(In millions)	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members' Equity
Balances at December 31, 2017	$1,919	$16	$(68)	$162	$2,029
Net income (loss)	-	39	-	(37)	2
Unrealized gain on derivatives	-	-	20	-	20
Payment for the Buckthorn Solar Drop Down Asset	(42)	-	-	-	(42)
Capital contributions from tax equity investors, net of distributions, cash	-	-	-	30	30
Distributions paid to NRG, net of contributions	4	-	-	-	4
Distributions paid to NRG on Class B and Class D units	-	(26)	-	-	(26)
Distributions paid to Clearway Energy, Inc.	(29)	-	-	-	(29)
Balances at March 31, 2018	1,852	29	(48)	155	1,988
Net income (loss)	-	162	-	(56)	106
Unrealized gain on derivatives	-	-	7	-	7
Payment for the Buckthorn Solar Drop Down Asset	(13)	-	-	-	(13)
Capital contributions from tax equity investors, net of distributions, cash	-	-	-	79	79
Distributions paid to NRG, net of contributions	(15)	-	-	-	(15)
Proceeds from the issuance of Class C Common Stock	73	-	-	-	73
Distributions paid to Clearway Energy, Inc.	(6)	(52)	-	-	(58)
Balances at June 30, 2018	1,891	139	(41)	178	2,167
Net income (loss)	-	66	-	(2)	64
Unrealized gain on derivatives	-	-	7	-	7
Payment for the Buckthorn Solar Drop Down Asset	1	-	-	-	1
Capital contributions from tax equity investors, net of distributions, cash	-	-	-	(1)	(1)
Capital contributions from tax equity investors, net of distributions, non cash	-	-	-	18	18
Distributions paid to NRG on Class B and Class D units	-	(28)	-	-	(28)
Proceeds from the issuance of Class C Common Stock	78	-	-	-	78
Distributions paid to Clearway Energy, Inc.	(33)	-	-	-	(33)
Balances at September 30, 2018	$1,937	$177	$(34)	$193	$2,273

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

The Company’s environmentally-sound asset portfolio includes over 5,330 MW of wind, solar and natural gas-fired power generation facilities, as well as district energy systems. Through this diversified and contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The thermal assets are comprised of district energy systems and combined heat and power plants that produce steam, hot water and/or chilled water and, in some instances, electricity at a central plant. Certain district energy systems are subject to rate regulation by state public utility commissions (although they may negotiate certain rates) while the other district energy systems have rates determined by negotiated bilateral contracts.

Clearway Energy, Inc. consolidates the results of Clearway Energy LLC through its controlling interest, with CEG's interest shown as noncontrolling interest in the financial statements. The holders of Clearway Energy, Inc.'s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from Clearway Energy LLC through its ownership of Clearway Energy LLC Class B and Class D units. Clearway Energy, Inc. currently owns 55.81% of the economic interests of Clearway Energy LLC, with CEG retaining 44.19% of the economic interests of Clearway Energy LLC.

The following table represents the structure of the Company as of September 30, 2019:

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2019, and the results of operations, comprehensive income (loss) and cash flows for the nine months ended September 30, 2019 and 2018.

PG&E Bankruptcy

On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, or the Bankruptcy Court. Certain subsidiaries of the Company, which hold interests in 6 solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW, sell the output of their facilities to PG&E under long-term PPAs. The Company consolidates three of the solar facilities and Marsh Landing, and records its interest in the other solar facilities as equity method investments. As of September 30, 2019, the Company had $147 million in restricted cash, $1.4 billion of property, plant and equipment, net, $370 million investments in unconsolidated affiliates and $1.3 billion of borrowings with final maturity dates ranging from 2023 - 2038 related to these facilities. The related subsidiaries of the Company are parties to financing agreements consisting of non-recourse project-level debt and, in certain cases, non-recourse holding company debt. The PG&E Bankruptcy triggered defaults under the PPAs with PG&E and such related project-level financing agreements. As a result, the Company recorded $1.3 billion of principal, net of the related unamortized debt issuance costs, as short-term debt as of September 30, 2019.

As of November 6, 2019, the Company's contracts with PG&E have operated in the normal course and the Company currently expects these contracts to continue as such. On September 23, 2019, PG&E filed the Debtors' First Amended Joint Chapter 11 Plan of Reorganization, or the PG&E Plan, which would provide for PG&E to assume all of its PPAs with the Company. The PG&E Plan is not expected to be considered for confirmation by the Bankruptcy Court until the conclusion of a proceeding to estimate PG&E’s liability for prior wildfires, now pending before the United States District Court for the Northern District of California, and scheduled for trial commencing on February 18, 2020. Additionally, on October 9, 2019, the Bankruptcy Court entered an order terminating the period in which PG&E had the exclusive right to prosecute a plan of reorganization. On October 17, 2019, an ad hoc group of senior noteholders filed a competing plan of reorganization, which would also provide for PG&E to assume all of its PPAs with the Company. As of November 6, 2019, the Company has entered into forbearance agreements for certain project-level financing arrangements, and continues to seek forbearance agreements for its other project-level financing arrangements affected by the PG&E Bankruptcy. The Company continues to assess the potential future impacts of the PG&E bankruptcy as events occur. For further discussion, see Note 7, Long-term Debt.

Transition Services Agreement

As a result of the GIP Transaction, the Company entered into a Transition Services Agreement with NRG, or the NRG TSA, pursuant to which NRG or certain of its affiliates began providing certain services to the Company following the consummation of the GIP Transaction on August 31, 2018, in exchange for the payment of a fee in respect of such services. A material portion of these processes terminated during the second quarter of 2019 and such services were subsequently provided by both the Company and by CEG pursuant to the CEG Master Services Agreements. During the second quarter of 2019, the Company exercised its option to extend the term of the NRG TSA through April 30, 2020 for the remaining services, some of which will be billed at an hourly rate as agreed between the parties. The Company incurred approximately $1.5 million of expense related to the NRG TSA during the nine months ended September 30, 2019, which was recorded in transaction and integration costs in the consolidated statements of operations.

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

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $116 million and $109 million as of September 30, 2019 and December 31, 2018, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	September 30,	December 31,
	2019	2018
	(In millions)
Cash and cash equivalents	$145	$407
Restricted cash	249	176
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$394	$583

Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. As of September 30, 2019, these restricted funds were comprised of $78 million designated to fund operating expenses, $70 million designated for current debt service payments, and $53 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $48 million is held in distribution reserve accounts, of which $36 million related to subsidiaries affected by the PG&E Bankruptcy as discussed in Note 1 — Nature of Business, and may not be distributed during the pendency of the bankruptcy. The Company had a total of $147 million in restricted cash held by the subsidiaries affected by the PG&E Bankruptcy at September 30, 2019.

Accumulated Depreciation, Accumulated Amortization

The following table presents the accumulated depreciation included in the property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$1,830	$1,590
Intangible Assets Accumulated Amortization	361	308

Distributions

The following table lists distributions paid on Clearway Energy LLC's Class A, B, C and D units during the nine months ended September 30, 2019:

	Third Quarter 2019	Second Quarter 2019	First Quarter 2019
Distributions per Class A, B, C and D unit	$0.20	$0.20	$0.20

On October 29, 2019, Clearway Energy LLC declared a distribution on its Class B and Class D units of $0.20 per unit payable on December 16, 2019 to unit holders of record as of December 2, 2019.

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

Disaggregated Revenues

The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category for the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$2	$167	$3	$172
Capacity revenue(a)	89	-	44	133
Contract amortization	(1)	(16)	(1)	(18)
Mark-to-market for economic hedging activities	-	(2)	-	(2)
Other revenue	-	2	9	11
Total operating revenue	90	151	55	296
Less: Mark-to-market for economic hedging activities	-	2	-	2
Less: Lease revenue	(91)	(160)	(1)	(252)
Less: Contract amortization	1	16	1	18
Total revenue from contracts with customers	$-	$9	$55	$64

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$2	$160	$1	$163
Capacity revenue	89	-	-	89
	$91	$160	$1	$252

	Nine months ended September 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$4	$441	$6	451
Capacity revenue(a)	253	-	126	379
Contract amortization	(4)	(46)	(2)	(52)
Mark-to-market for economic hedging activities	-	(9)	-	(9)
Other revenue	-	6	22	28
Total operating revenue	253	392	152	797
Less: Mark-to-market for economic hedging activities	-	9	-	9
Less: Lease revenue	(257)	(416)	(2)	(675)
Less: Contract amortization	4	46	2	52
Total revenue from contracts with customers	$-	$31	$152	$183

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$4	$416	$2	$422
Capacity revenue	253	-	-	253
	$257	$416	$2	$675

The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category for the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$2	$164	$-	$166
Capacity revenue(a)	86	-	46	132
Contract amortization	(1)	(15)	(1)	(17)
Other revenue	-	3	8	11
Total operating revenue	87	152	53	292
Less: Lease revenue	(88)	(158)	-	(246)
Less: Contract amortization	1	15	1	17
Total revenue from contracts with customers	$-	$9	$54	$63

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 840:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$2	$158	$-	$160
Capacity revenue	86	-	-	86
	$88	$158	$-	$246

	Nine months ended September 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$5	$463	$2	$470
Capacity revenue(a)	250	-	127	377
Contract amortization	(4)	(46)	(2)	(52)
Other revenue	-	10	19	29
Total operating revenue	251	427	146	824
Less: Lease revenue	(255)	(438)	(1)	(694)
Less: Contract amortization	4	46	2	52
Total revenue from contracts with customers	$-	$35	$147	$182

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 840:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$5	$438	$1	$444
Capacity revenue	250	-	-	250
	$255	$438	$1	$694

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

Contract Balances

The following table reflects the contract assets and liabilities included on the Company’s balance sheet as of September 30, 2019:

(In millions)	September 30, 2019
Accounts receivable, net - Contracts with customers	$31
Accounts receivable, net - Leases	110
Total accounts receivable, net (a)	$141

(a) Total accounts receivable, net, excludes $5 million generated at projects affected by PG&E Bankruptcy, which were reclassified to non-current assets as of September 30, 2019.

Note 3 — Acquisitions and Dispositions

2019 Acquisitions

Duquesne University District Energy System Acquisition — On May 1, 2019, the Company, through its indirect subsidiary ECP Uptown Campus LLC, acquired the Duquesne University district energy system, totaling 82 combined MWt, located in Pittsburgh, PA. As part of the acquisition, Duquesne University entered into a 40-year Energy Services Agreement through which ECP Uptown Campus LLC will fulfill the university's electricity, chilled water and steam requirements in exchange for monthly capacity payments. The transaction is reflected in the Company's Thermal segment. The total investment for the project is approximately $107 million This includes $100 million related to the purchase of district energy assets, which was funded through a combination of issuance of non-recourse debt in the amount of $95 million, as further discussed in Note 7 —  Long-term Debt, as well as cash on hand. The acquisition was determined to be an asset acquisition under ASC 805, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date.

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

Dispositions

Sale of Energy Center Dover LLC and Energy Center Smyrna LLC Assets  — On September 5, 2019, the Company entered into a purchase and sale agreement with DB Energy Assets, LLC to sell 100% of its interests in Energy Center Dover LLC and Energy Center Smyrna LLC,  Energy Center Dover LLC owns a 103 MW natural gas-fired cogeneration facility located in Dover, DE (Energy Center Dover). The transaction is subject to standard regulatory approvals and the completion of certain maintenance activities. The HSD assets and liabilities were classified as held for sale and recorded to other current assets and non-current assets, as well as current liabilities on the Company’s consolidated balance sheets as of September 30, 2019.

Sale of HSD Solar Holdings, LLC assets  — On October 8, 2019, the Company, through HSD Solar Holdings, LLC, or HSD, sold 100% of its interests in certain distributed generation solar facilities totaling 6 MW to the offtaker under the PPA, for cash consideration of $20 million, as a result of the offtaker exercising its right to purchase the project pursuant to the PPA.  In conjunction with the sale, the Company repaid in full the non-recourse lease financing associated with the HSD projects. The repaid amount was net of cash released at closing and totaled $23 million. The HSD assets and liabilities were classified as held for sale and recorded to other current assets and non-current assets, as well as current liabilities on the Company’s consolidated balance sheets as of September 30, 2019.

Note 4 — Investments Accounted for by the Equity Method and Variable Interest Entities

Entities that are Consolidated

The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidations, or ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind facilities, as further described in Note 5 — Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company's 2018 Form 10-K.

Repowering Partnership — On August 30, 2018, Wind TE Holdco, an indirect subsidiary of the Company, formed a partnership with Clearway Renew LLC, an indirect subsidiary of CEG, in order to facilitate the repowering of wind facilities of two of its indirect subsidiaries, Elbow Creek Wind Project LLC, or Elbow Creek and Wildorado Wind LLC, or Wildorado Wind. Wind TE Holdco contributed its interests in the two facilities and Clearway Renew LLC contributed a turbine supply agreement, including title to certain components that qualify for production tax credits. Wind TE Holdco is the managing member of the partnership and consolidates the entity, which is a VIE. Clearway Renew LLC is entitled to allocations of 21% of income, which is reflected in Wind TE Holdco’s noncontrolling interests. In connection with repowering of the projects, the Company revised the remaining useful life of the property, plant and equipment, net at the projects and accelerated depreciation through the expected COD dates, which are December 2019 and March 2020 for Wildorado Wind and Elbow Creek, respectively. The accelerated depreciation resulted in an additional expense of $26 million during the three and nine months ended September 30, 2019.

On June 14, 2019, Repowering Partnership LLC was replaced with Repowering Partnership II LLC as the owner of the Elbow Creek and Wildorado Wind projects, as well as Repowering Partnership Holdco LLC, which concurrently entered into a financing agreement for construction debt of total commitment of $352 million, as further described in Note 7 — Long-term Debt. In connection with the completion of the financing, and after taking into account the higher cash flow from the reduction in debt service in 2019 resulting from the partial repayment of the Viento financing, the Company committed to invest an estimated $111 million in net corporate capital to fund the repowering of the wind facilities, subject to closing adjustments.

Kawailoa Partnership — On August 31, 2018, the Company entered into an agreement with Clearway Renew LLC, a subsidiary of CEG, to acquire the Class A membership interests in the Kawailoa Solar Partnership LLC, or Kawailoa Partnership, for $9 million in cash consideration. The purpose of the partnership is to own, finance, operate, and maintain the Kawailoa Solar project, a 49 MW utility-scale solar generation project, an indirect subsidiary of the Kawailoa Partnership, which is being developed in Oahu, Hawaii. The Kawailoa Solar project is contracted to sell power under long-term PPAs with Hawaiian Electric Company, or HECO, upon reaching COD. The Kawailoa Solar project is 51% owned by the Kawailoa Partnership, with the remaining 49% owned by a third party investor. The Kawailoa Partnership consolidates the Kawailoa Solar project through its controlling majority interest.

On May 7, 2019, the Company made an initial capital contribution of $2 million, which represents 20% of its total anticipated capital contributions. The Company assumed non-recourse debt of $120 million, as further described in Note 7 — Long-term Debt and non-controlling interests attributable to third parties in the amount of $21 million. The Company has a $7 million payable due to Clearway Renew LLC in accounts payable — affiliate on the Company's consolidated balance sheets as of September 30, 2019, which represents the remaining 80% of the equity commitment and will be funded on the date the Kawailoa Solar project reaches certain milestones. The Company, as a Class A member, is the primary beneficiary through its position as managing member and consolidates Kawailoa Partnership. Allocations of income and taxable items are equal to the distributions of available cash, which is currently 95% to the Company and 5% to Clearway Renew LLC.

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

Oahu Partnership — On August 31, 2018, the Company entered into an agreement with Clearway Renew LLC, a subsidiary of CEG, to acquire the Class A membership interests in the Zephyr Oahu Partnership LLC, or Oahu Partnership, for $20 million in cash consideration. The purpose of the partnership is to own, finance, operate, and maintain the Oahu Solar projects, which consist of Lanikuhana and Waipio, utility-scale solar generation projects which represent 15 MW and 46 MW respectively, the indirect subsidiaries of the Oahu Partnership, which are being developed in Oahu, Hawaii. The Oahu Solar projects reached COD on September 19, 2019 and began to sell power to HECO pursuant to the long-term PPAs.

On March 8, 2019, the Company made an initial capital contribution of $4 million, which represents 20% of its total anticipated capital contributions. The Company also assumed non-recourse debt of $143 million, as further described in Note 7 —  Long-term Debt and $18 million of non-controlling interest attributable to a tax equity investor's initial contribution. The Company has a payable in the amount of $16 million due to Clearway Renew LLC in accounts payable — affiliate on the Company's consolidated balance sheets as of September 30, 2019. The payable represents the remaining 80% of the equity commitment and will be funded on the date the Oahu Solar LLC projects reach certain milestones. The Company, as a Class A member, is the primary beneficiary through its position as managing member and consolidates Oahu Partnership. Allocations of income and taxable items are equal to the distributions of available cash, which is currently 95% to the Company and 5% to Clearway Renew LLC.

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

Buckthorn Renewables, LLC — As described in Note 3 — Business Acquisitions and Dispositions, on March 30, 2018, the Company acquired 100% of NRG’s interest in a 154 MW construction-stage utility-scale solar generation project, Buckthorn Renewables, LLC, which owns 100% interest in Buckthorn Solar Portfolio, LLC, which in turn owns 100% of the Class B membership interests in Buckthorn Holdings, LLC. Buckthorn Holdings, LLC is a tax equity fund, which is a variable interest entity that is consolidated by Buckthorn Solar Portfolio, LLC. The Company is the primary beneficiary, through its position as managing member, and indirectly consolidates Buckthorn Holdings, LLC through Buckthorn Solar Portfolio, LLC. The Class A member's interest in the tax equity fund is reflected as noncontrolling interest on the Company’s consolidated balance sheet. The Company utilizes the HLBV method to determine the net income or loss allocated to the tax equity investor noncontrolling interest.

Summarized financial information for the Company's consolidated VIEs consisted of the following as of September 30, 2019:

(In millions)	Oahu Solar Partnership	Kawailoa Partnership	Alta Wind TE Holdco	Spring Canyon	Buckthorn Renewables, LLC	Repowering Partnership LLC
Other current and non-current assets	$38	$36	$56	$3	$11	$17
Property, plant and equipment	190	147	387	87	217	320
Intangible assets	-	-	240	-	-	1
Total assets	228	183	683	90	228	338
Current and non-current liabilities	190	167	39	5	141	36
Total liabilities	190	167	39	5	141	36
Noncontrolling interest	2	16	53	35	62	(13)
Net assets less noncontrolling interests	$36	$-	$591	$50	$25	$315

Entities that are not Consolidated

The Company has interests in entities that are considered VIEs under ASC 810, but for which it is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting, as further described in Note 5 —  Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company's 2018 Form 10-K.

The Company's maximum exposure to loss as of September 30, 2019, is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

(In millions)	Maximum exposure to loss
Four Brothers Solar, LLC	$184
GenConn Energy LLC	94
DGPV Holdco 3 LLC	160
DGPV Holdco 1 LLC	84
Granite Mountain Holdings, LLC	66
DGPV Holdco 2 LLC	63
Iron Springs Holdings, LLC	47
RPV Holdco 1 LLC	17

DGPV Holdco 1 LLC — The Company invested $2 million of cash during the nine months ended September 30, 2019 into DGPV Holdco 1 LLC. The Company owns approximately 52 MW of distributed solar capacity, based on cash to be distributed, with a weighted average remaining contract life of approximately 16 years as of September 30, 2019.

DGPV Holdco 3 LLC — The Company invested $12 million of cash during the nine months ended September 30, 2019 into DGPV Holdco 3 LLC and recorded $23 million due to CEG in accounts payable — affiliate as of September 30, 2019 to be funded in tranches as the project milestones are completed. The Company owns approximately 59 MW of distributed solar capacity, based on cash to be distributed, with a weighted average remaining contract life of approximately 20 years as of September 30, 2019.

The following tables present summarized financial information for DGPV Holdco 1 LLC,  DGPV Holdco 2 LLC and DGPV Holdco 3 LLC on a combined basis. These entities were deemed to be the Company's significant equity method investments as of September 30, 2019:

(In millions)	Three months ended September 30,		Nine months ended September 30,
Income Statement Data:	2019	2018	2019	2018
Operating revenues	$26	$22	$63	$55
Operating loss	14	10	26	20
Net (loss) income	$(1)	$10	$(16)	$21

(In millions)	September 30, 2019	December 31, 2018
Balance sheet Data:
Current assets	$148	$41
Property, plant and equipment, net	840	828
Non-current assets	51	7
Current liabilities	94	137
Non-current liabilities	415	314
Redeemable noncontrolling interest	(1)	-
Noncontrolling interest	43	9

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

The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Liabilities:
Long-term debt — affiliate, including current portion	44	43	259	257
Long-term debt — external, including current portion (a)	$6,134	$6,129	$5,779	$5,681

(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.

The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of non-publicly traded long-term debt of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019		As of December 31, 2018
(In millions)	Level 2	Level 3	Level 2	Level 3
Long-term debt, including current portion	$1,550	$4,622	$1,358	$4,580

Recurring Fair Value Measurements

The Company records its derivative assets and liabilities at fair value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2019			As of December 31, 2018
	Fair Value (a)			Fair Value (a)
(In millions)	Level 2	Level 3	Total	Level 2
Derivative assets:
Commodity contracts	$1	$-	$1	$-
Interest rate contracts	-	-	-	11
Total assets	1	-	1	11
Derivative liabilities:
Commodity contracts	-	9	9	-
Interest rate contracts	101	-	101	21
Total liabilities	$101	$9	$110	$21

(a) There were no derivative assets or liabilities classified as Level 1 as of September 30, 2019, and no derivative assets or liabilities classified as Level 1 or Level 3 as of December 31, 2018.

The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the condensed consolidated financial statements using significant unobservable inputs:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(7)	$-	$-	$-
Total losses for the period included in earnings	(2)	‑	(2)	‑
Purchases	‑	‑	(7)	‑
Ending balance	$(9)	$-	$(9)	$-

Derivative Fair Value Measurements

The Company's contracts are non-exchange-traded and valued using prices provided by external sources. For some of the Company’s energy contracts, management receives quotes from multiple sources. To the extent that multiple quotes are received, the prices reflect the average of the bid-ask mid-point prices obtained from all sources believed to provide the most liquid market for the commodity. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of September 30, 2019, contracts valued with prices provided by models and other valuation techniques make up 8% of derivative liabilities.

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

The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of September 30, 2019:

	September 30, 2019
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$-	$9	Discounted Cash Flow	Forward Market Price (per MWh)	7	33	12

The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2019:

Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)

The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of September 30, 2019, the non-performance reserve was $8 million gain recorded primarily in interest expense in the consolidated statements of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.

Concentration of Credit Risk

In addition to the credit risk discussion in Note 2 —  Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's 2018 Form 10-K, the following is a discussion of the concentration of credit risk for the Company's financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.

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

On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Certain subsidiaries of the Company sell the output of their facilities to PG&E under long-term PPAs, including interests in 6 solar facilities totaling 480 MW and Marsh Landing with a capacity of 720 MW. The Company consolidates three of the solar facilities and Marsh Landing and records its interest in the other solar facilities as equity method investments. The Company had $31 million in accounts receivable due from PG&E for its consolidated projects, of which $5 million was recorded to non-current assets as of September 30, 2019. As of November 6, 2019, the Company's contracts with PG&E have operated in the normal course and the Company currently expects these contracts to continue as such. The Company has entered into forbearance agreements for certain project-level financing arrangements as of November 6, 2019, and continues seeking similar forbearance agreements with lenders for the remaining project-level financing arrangements affected by the PG&E Bankruptcy. For further discussion see Note 1 — Nature of Business and Note 7 —  Long-term Debt.

Note 6 — Derivative Instruments and Hedging Activities

This footnote should be read in conjunction with the complete description under Note 7 — Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company's 2018 Form 10-K.

Interest Rate Swaps

The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of September 30, 2019, the Company had interest rate derivative instruments on non-recourse debt extending through 2041, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.

Energy-Related Commodities

As of September 30, 2019, the Company had energy-related derivative instruments extending through 2029. At September 30, 2019, these contracts were not designated as cash flow or fair value hedges.

Volumetric Underlying Derivative Transactions

The following table summarizes the net notional volume buy of the Company's open derivative transactions broken out by type:

		Total Volume
(In millions)		September 30, 2019	December 31, 2018
Commodity	Units
Power	MWh	(2)	-
Natural Gas	MMBtu	3	1
Interest	Dollars	$1,756	$1,862

Fair Value of Derivative Instruments

The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets (a)		Derivative Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$-	$2	$3	$1
Interest rate contracts long-term	-	3	14	6
Total Derivatives Designated as Cash Flow Hedges	-	5	17	7
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	-	1	12	3
Interest rate contracts long-term	-	5	72	11
Commodity contracts current	1	-	-	-
Commodity contracts long-term	-	-	9	-
Total Derivatives Not Designated as Cash Flow Hedges	1	6	93	14
Total Derivatives	$1	$11	$110	$21

(a) Derivative Assets balances classified as current are included within the prepayments and other current assets line item of the consolidated balance sheets as of December 31, 2018

.

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of September 30, 2019 and December 31, 2018, there was nooutstanding collateral paid or received. The following tables summarize the offsetting of derivatives by the counterparty master agreement level as of September 30, 2019 and December 31, 2018:

As of September 30, 2019	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$1	$(1)	$-
Derivative liabilities	(9)	1	(8)
Total commodity contracts	$(8)	$-	$(8)
Interest rate contracts:
Derivative assets	-	-	-
Derivative liabilities	(101)	-	(101)
Total interest rate contracts	$(101)	$-	$(101)
Total derivative instruments	$(109)	$-	$(109)

As of December 31, 2018	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Interest rate contracts:	(In millions)
Derivative assets	$11	$(1)	$10
Derivative liabilities	(21)	1	(20)
Total interest rate contracts	$(10)	$—	$(10)
Total derivative instruments	$(10)	$—	$(10)

Accumulated Other Comprehensive Loss

The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Accumulated OCL beginning balance	$(42)	$(42)	$(45)	$(69)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	4	5	21	13
Mark-to-market of cash flow hedge accounting contracts	(5)	2	(19)	21
Accumulated OCL ending balance	$(43)	$(35)	$(43)	$(35)
Accumulated OCL attributable to noncontrolling interests	(43)	(1)	(43)	(1)
Accumulated OCL attributable to Clearway Energy LLC	$-	$(34)	$-	$(34)
Losses expected to be realized from OCL during the next 12 months	$(10)		$(10)

Impact of Derivative Instruments on the Statements of Operations

Gains and losses related to the Company's derivatives are recorded in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Interest Rate Contracts (Interest Expense)	$(28)	$9	$(82)	$40

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

In connection with the repowering activities at Elbow Creek, the Company entered into a new long-term power hedge in January of 2019, and the impact to the consolidated statements of operations was a $9 million loss for the period  ended September 30, 2019.  The loss was recorded in total operating revenues in the Company's consolidated statements of operations.

See Note 5 —  Fair Value of Financial Instruments, for a discussion regarding concentration of credit risk.

Note 7 — Long-term Debt

This footnote should be read in conjunction with the complete description under Note 10 —  Long-term Debt, to the consolidated financial statements included in the Company's 2018 Form 10-K. Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018	September 30, 2019, interest rate % (a)	Letters of Credit Outstanding at September 30, 2019
	(In millions, except rates)
Long-term debt — affiliate, due 2019	$-	$215	3.580
Long-term debt — affiliate, due 2020	44	44	3.325
2024 Senior Notes	500	500	5.375
2025 Senior Notes	600	600	5.750
2026 Senior Notes	350	350	5.000
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (b)	-	-	L+1.75	52
Project-level debt:
Agua Caliente Borrower 2, due 2038 (c)(d)	38	39	5.430	17
Alpine, due 2022 (c)	121	127	L+2.00	16
Alta Wind I - V lease financing arrangements, due 2034 and 2035	859	886	5.696 - 7.015	29
Buckthorn Solar, due 2025	130	132	L+1.750	26
CVSR, due 2037 (c)	696	720	2.339 - 3.775	-
CVSR Holdco Notes, due 2037 (c)	182	188	4.680	13
Duquesne, due 2059	95	-	4.620
El Segundo Energy Center, due 2023	303	352	L+1.75 - L+2.375	138
Energy Center Minneapolis Series D, E, F, G, H Notes, due 2025-2037	328	328	various	-
Laredo Ridge, due 2028	86	89	L+2.125	10
Kansas South, due 2030 (c)	25	26	L+2.00	2
Kawailoa Solar Holdings LLC, due 2026	134	-	L+1.375	5
Marsh Landing, due 2023 (c)	223	263	L+2.125	27
Oahu Solar Holdings LLC, due 2026	157	-	L+1.375	11
Repowering Partnership Holdco LLC, due 2020	298	-	L+0.85	29
South Trent Wind, due 2028	44	50	L+1.350	12
Tapestry, due 2031	159	151	L+1.375	19
Utah Solar Portfolio, due 2022	260	267	L+2.625	13
Viento, due 2023	42	146	L+2.00	14
Walnut Creek, due 2023	189	222	L+1.75	82
Other	315	343	various	24
Subtotal project-level debt:	4,684	4,329
Total debt	6,178	6,038
Less current maturities	(1,964)	(529)
Less net debt issuance costs	(71)	(61)
Total long-term debt	$4,143	$5,448

(a)

As of September 30, 2019, L+ equals 3 month LIBOR plus x%, except for Viento, due 2023 and Kansas South, due 2030 where L+ equals 6 month LIBOR plus 2.00% and Utah Solar Portfolio,Kawailoa Solar Holdings LLC, Oahu Solar Holdings LLC, Repowering Partnership Holdco LLC where L+ equals 1 month LIBOR plus x%

(b)	Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement
(c)	Entities affected by PG&E Bankruptcy, see further discussion below
(d)	The Company repaid the debt on October 21, 2019, as further described below

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of September 30, 2019, the Company was not in compliance with certain covenants impacted by the PG&E Bankruptcy, as discussed below.

The discussion below describes material changes to or additions of long-term debt for the nine months ended September 30, 2019.

Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility

As of September 30, 2019, there were no outstanding borrowings under the revolving credit facility and the Company had $52 million of letters of credit outstanding. The Company had $40 million outstanding under the revolving credit facility and a total of  $71 million in letters of credit outstanding as of November 6, 2019.

2019 Convertible Notes Open Market Repurchases

In January 2019, the Company repurchased a combined aggregate principal amount of $50 million of the 2019 Convertible Notes in open market transactions. The repurchases were funded through a partial repayment of the intercompany note between Clearway Energy Operating LLC and Clearway Energy, Inc. The 2019 Convertible Notes matured on February 1, 2019 and the Company paid off the remaining balance of an aggregate principal amount of $170 million.

Project - level Debt

PG&E Bankruptcy

As discussed in Note 1 — Nature of Business, on January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, or the Bankruptcy Court. Certain subsidiaries of the Company listed in the table above are parties to financing agreements consisting of non-recourse project-level debt and, in certain cases, non-recourse holding company debt. The PG&E bankruptcy filing has triggered defaults under the PPAs with PG&E and such related project level financing agreements. As a result the Company recorded approximately $1.3 billion of principal, net of the related unamortized debt issuance costs, with final maturity dates ranging from 2023 - 2038, as short-term debt as of September 30, 2019. In addition, distributions from these projects to Clearway Operating LLC are prohibited under the related debt agreements. As of November 6, 2019, the Company has entered into forbearance agreements for certain project-level financing arrangements, and continues to seek forbearance agreements for its other project-level financing arrangements affected by the PG&E Bankruptcy.

 Agua Caliente Borrower 2 debt Repayment

On October 21, 2019, the Company, through Agua Caliente Borrower 2 LLC, repaid $40 million of the outstanding notes balance, including accrued interest and premiums, issued under the Agua Caliente Holdco Financing Agreement.  The repayment was funded with Company's existing liquidity.

Repowering Partnership Holdco LLC

On June 14, 2019, as part of the Repowering Partnership, Repowering Partnership Holdco LLC entered into a financing agreement for non-recourse debt for a total commitment amount of $352 million related to the construction for the repowering activities at Wildorado and Elbow Creek. The debt consists of a construction loan at an interest rate of LIBOR plus 0.85% that matures on March 31, 2020. The construction loan is expected be paid at final completion with proceeds from the tax equity investor. Interest on the construction loan is payable monthly in arrears. The Company borrowings were utilized to repay $109 million of the outstanding balance, including accrued interest, under the Viento financing agreement, to reimburse Clearway Renew LLC for previous contributions into the Repowering Partnership and pay construction invoices.

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

Oahu Solar Holdings LLC

Due to the Company consolidating the Oahu Partnership, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company assumed non-recourse debt of $143 million related to Oahu Solar Holdings, LLC. The debt consists of a construction loan and an ITC bridge loan with a total commitment amount of $162 million, both at an interest rate of LIBOR plus 1.375%. The construction loan will convert to a term loan upon completion of certain milestones with an expected maturity of October 2026, and the ITC bridge loan will be paid at term conversion with the final proceeds from the tax equity investor. Interest on the construction loan and ITC bridge loan is payable monthly in arrears and will convert to quarterly payments once the construction loan converts to a term loan.

Kawailoa Solar Holdings LLC

Due to the Company consolidating the Kawailoa Partnership, as further described in Note 4 — Investments Accounted for by the Equity Method and Variable Interest Entities, the Company assumed non-recourse debt of $120 million related to Kawailoa Solar Holdings, LLC. The debt consists of a construction loan and an ITC bridge loan with a total commitment amount of $137 million, both at an interest rate of LIBOR plus 1.375%. The construction loan will convert to a term loan upon completion of certain milestones with an expected maturity of October 2026, and the ITC bridge loan will be paid at term conversion with the final proceeds from the tax equity investor. Interest on the construction loan and ITC bridge loan is payable monthly in arrears and will convert to quarterly payments once the construction loan converts to a term loan.

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

	Three months ended September 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating Revenues	$90	$151	$55	$-	$296
Cost of operations	14	36	36	-	86
Depreciation and amortization	25	80	7	-	112
General and administrative	-	1	1	5	7
Development costs	-	-	1	-	1
Operating Income (Loss)	51	34	10	(5)	90
Equity in earnings of unconsolidated affiliates	3	35	-	-	38
Other income, net	-	2	-	-	2
Interest expense	(13)	(65)	(5)	(22)	(105)
Net Income (Loss)	41	6	5	(27)	25
Total Assets	$1,766	$6,330	$632	$34	$8,762

	Three months ended September 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating Revenues	$87	$152	$53	$-	$292
Cost of operations	12	39	33	-	84
Depreciation and amortization	26	52	6	-	84
General and administrative	-	-	-	6	6
Acquisition-related transaction and integration costs	-	-	-	17	17
Development costs	-	-	-	1	1
Operating Income (Loss)	49	61	14	(24)	100
Equity in earnings of unconsolidated affiliates	3	29	-	-	32
Other income, net	-	1	-	1	2
Interest expense	(13)	(36)	(4)	(17)	(70)
Net Income (Loss)	$39	$55	$10	$(40)	$64

	Nine months ended September 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating Revenues	$253	$392	$152	$-	$797
Cost of operations	44	106	99	-	249
Depreciation and amortization	75	190	20	-	285
Impairment losses	-	-	19	-	19
General and administrative	-	1	2	16	19
Acquisition-related transaction and integration costs	-	-	-	2	2
Development costs	-	-	4	-	4
Operating Income (Loss)	134	95	8	(18)	219
Equity in earnings of unconsolidated affiliates	7	45	-	-	52
Other income, net	1	4	-	1	6
Loss on debt extinguishment	-	(1)	-	-	(1)
Interest expense	(45)	(213)	(13)	(65)	(336)
Income (Loss)	$97	$(70)	$(5)	$(82)	$(60)

	Nine months ended September 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating Revenues	$251	$427	$146	$-	$824
Cost of operations	44	106	97	-	247
Depreciation and amortization	76	154	17	-	247
General and administrative	-	-	-	17	17
Acquisition-related transaction and integration costs	-	-	-	19	19
Development costs	-	-	-	1	1
Operating Income (Loss)	131	167	32	(37)	293
Equity in earnings of unconsolidated affiliates	8	57	-	-	65
Other income, net	1	2	-	1	4
Interest expense	(33)	(95)	(8)	(54)	(190)
Net Income (Loss)	$107	$131	$24	$(90)	$172

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

As discussed in Note 1 — Nature of Business, on August 31, 2018, NRG sold 100% of its interest in CEG to GIP, and as a result, CEG and its subsidiaries are considered related parties during the period ended September 30, 2019, and NRG and its subsidiaries were considered related parties during the period ended September 30, 2018.

Related Party Transactions with CEG entities

Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC (formerly NRG Renew Operation & Maintenance LLC) and other CEG subsidiaries

Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC (formerly NRG Renew Operation & Maintenance LLC), or RENOM, a wholly-owned subsidiary of CEG, as well as other CEG subsidiaries, which provides operation and maintenance, or O&M, and administrative services to these subsidiaries. The Company incurred total expenses for these services of $8 million and $22 million for each of the three and nine months ended September 30, 2019, respectively. The Company incurred total expenses for these services of $7 million and $22 million for each of the three and nine months ended September 30, 2018, respectively. There was a balance of $8 million and $6 million due to RENOM as of September 30, 2019 and December 31, 2018, respectively.

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

Related Party Transactions with NRG prior to the GIP Transaction

The following transactions relate to the period prior to sale of NRG's interest in CEG to GIP on August 31, 2018 and therefore were considered to be related party transactions for all the periods prior to August 31, 2018.

Power Purchase Agreements (PPAs) between the Company and NRG Power Marketing

Elbow Creek and Dover were parties to PPAs with NRG Power Marketing, a wholly-owned subsidiary of NRG, and generated revenue under the PPAs, which were recorded to operating revenue in the Company's consolidated statements of operations. For the two and eight months ended August 31, 2018, Elbow Creek and Dover, collectively, generated revenue of $2 million and $8 million, respectively. Dover's PPA with NRG Power Marketing ended as of December 31, 2018.

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

O&M Services Agreements by and between the Company's subsidiaries and NRG

Certain of the Company's subsidiaries are party to O&M Service Agreements with NRG, pursuant to which NRG subsidiaries provide necessary and appropriate services to operate and maintain the subsidiaries' plant operations. NRG was reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. The fees incurred under these agreements were $7 million and $27 million and for the two and eight months ended August 31, 2018, respectively.

O&M Services Agreements by and between GenConn and NRG

GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. For the two and eight months ended August 31, 2018, the aggregate fees incurred under the agreements were $1 million and $4 million, respectively.

Project Administrative Services Agreement by and between ESEC and NRG West Coast LLC

During 2018, ESEC, NRG West Coast LLC and NRG Power Marketing LLC, or PML, entered into confirmation agreements under the Project Administration Services Agreement between ESEC and NRG West Coast LLC, whereby PML purchased California Carbon Allowances which ESEC could subsequently purchase for the purposes of ESEC’s compliance with the California Cap-and-Trade Program. ESEC reimbursed costs under these agreements of $7 million and $11 million for the two and eight months ended August 31, 2018.

Administrative Services Agreement by and between Marsh Landing and NRG West Coast LLC

Marsh Landing is a party to an administrative services agreement with NRG West Coast LLC, a wholly owned subsidiary of NRG. The Company reimbursed costs under the agreement of $2 million and $11 million for the two and eight months ended August 31, 2018, respectively.

Management Services Agreement by and between the Company and NRG

Prior to the GIP Transaction, NRG provided the Company with various operational, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. Costs incurred under this agreement for the two and eight months ended August 31, 2018 were $2 million and $7 million, respectively. The costs incurred under the Management Services Agreement included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee. Subsequent to the GIP Transaction, the Company entered into the NRG TSA pursuant to which NRG or certain of its affiliates began providing certain services to the Company following the consummation of the GIP Transaction, in exchange for the payment of a fee in respect of such services. Expenses related to the NRG TSA are recorded in transaction and integration costs in the consolidated statements of operations.

On August 31, 2018, in connection with the consummation of the GIP Transaction, the Company entered into a Termination Agreement with Clearway Energy LLC, Clearway Energy Operating LLC and NRG terminating the Management Services Agreement, dated as of July 22, 2013 by and among the Company, Clearway Energy LLC, Clearway Energy Operating LLC and NRG. Concurrently with entering into the Termination Agreement on August 31, 2018, the Company entered into a Transition Services Agreement with NRG, as further described in Note 1 — Nature of Business.

Note 10 — Condensed Consolidating Financial Information

As of September 30, 2019, Clearway Energy Operating LLC had outstanding $500 million of the 2024 Senior Notes, $600 million of the 2025 Senior Notes and $350 million of the 2026 Senior Notes, collectively Senior Notes, as described in Note 10 — Long-term Debt to the consolidated financial statements included in the Company's 2018 Form 10-K. These Senior Notes are guaranteed by Clearway Energy LLC, as well as certain of the Company's subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include the rest of the Company's subsidiaries, including those that are subject to project financing.

Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of September 30, 2019:

Alta Wind 1-5 Holding Company, LLC
Alta Wind Company, LLC
Central CA Fuel Cell 1, LLC
Clearway Energy LLC
Clearway Energy Operating LLC
Clearway Solar Star LLC
DGPV Holding LLC
ECP Uptown Campus Holdings LLC
Energy Center Caguas Holdings LLC
Energy Center Fajardo Holdings LLC
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

CLEARWAY ENERGY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2019

(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$-	$3	$293	$-	$-	$296
Operating Costs and Expenses
Cost of operations	-	-	86	-	-	86
Depreciation and amortization	-	2	110	-	-	112
Impairment losses	-	-	-	-	-	-
General and administrative	-	-	1	6	-	7
Acquisition-related transaction and integration costs	-	-	-	-	-	-
Development costs	-	-	-	1	-	1
Total operating costs and expenses	-	2	197	7	-	206
Operating Income (Loss)	-	1	96	(7)	-	90
Other Income (Expense)
Equity in earnings (losses) of consolidated affiliates	49	6	-	42	(97)	-
Equity in earnings of unconsolidated affiliates	-	17	9	12	-	38
Other income, net	-	-	2	-	-	2
Loss on debt extinguishment	-	-	-	-	-	-
Interest expense	-	-	(83)	(22)	-	(105)
Total other income (expense), net	49	23	(72)	32	(97)	(65)
Net Income	49	24	24	25	(97)	25
Less: Net (loss) attributable to noncontrolling interests	-	-	(21)	(25)	21	(25)
Net Income Attributable to Clearway Energy LLC	$49	$24	$45	$50	$(118)	$50

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2019

(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$-	$8	$789	$1	$(1)	$797
Operating Costs and Expenses
Cost of operations	-	1	248	1	(1)	249
Depreciation and amortization	-	5	280	-	-	285
Impairment losses	-	-	19	-	-	19
General and administrative	-	-	1	18	-	19
Acquisition-related transaction and integration costs	-	-	-	2	-	2
Development costs	-	-	-	4	-	4
Total operating costs and expenses	-	6	548	25	(1)	578
Operating Income (Loss)	-	2	241	(24)	-	219
Other Income (Expense)
Equity in losses of consolidated affiliates	(32)	5	-	11	16	-
Equity in earnings (losses) of unconsolidated affiliates	-	27	7	18	-	52
Other income, net	1	-	5	-	-	6
Loss on debt extinguishment	-	-	(1)	-	-	(1)
Interest expense	-	-	(271)	(65)	-	(336)
Total other (expense) income, net	(31)	32	(260)	(36)	16	(279)
Net (Loss) Income	(31)	34	(19)	(60)	16	(60)
Less: Net loss attributable to noncontrolling interests	-	-	(18)	(29)	18	(29)
Net (Loss) Income Attributable to Clearway Energy LLC	$(31)	$34	$(1)	$(31)	$(2)	$(31)

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2019

(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
Net Income	$49	$24	$24	$25	$(97)	$25
Other Comprehensive Income
Unrealized gain on derivatives	-	-	(1)	(2)	2	(1)
Other comprehensive income	-	-	(1)	(2)	2	(1)
Comprehensive Income	49	24	23	23	(95)	24
Less: Comprehensive loss attributable to noncontrolling interests	-	-	(21)	(25)	21	(25)
Comprehensive Income Attributable to Clearway Energy LLC	$49	$24	$44	$48	$(116)	$49

(a) All significant intercompany transactions have been eliminated in consolidation.

For the Nine Months Ended September 30, 2019

(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
Net (Loss) Income	$(31)	$34	$(19)	$(60)	$16	$(60)
Other Comprehensive Loss
Unrealized gain on derivatives	2	-	4	2	(6)	2
Other comprehensive income (loss)	2	-	4	2	(6)	2
Comprehensive (Loss) Income	(29)	34	(15)	(58)	10	(58)
Less: Comprehensive loss attributable to noncontrolling interests	-	-	(18)	(28)	18	(28)
Comprehensive (Loss) Income Attributable to Clearway Energy LLC	$(29)	$34	$3	$(30)	$(8)	$(30)

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2019

(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$29	$-	$116	$-	$-	$145
Restricted cash	-	-	249	-	-	249
Accounts receivable — trade	-	2	138	1	-	141
Accounts receivable — affiliate	-	5	5	123	(130)	3
Inventory	-	-	43	-	-	43
Derivative instruments	-	-	1	-	-	1
Prepayments and other current assets	-	-	33	1	-	34
Total current assets	29	7	585	125	(130)	616
Property, plant and equipment
Net property, plant and equipment	-	63	5,499	-	-	5,562
Other Assets
Investment in consolidated subsidiaries	1,799	426	-	3,152	(5,377)	-
Equity investments in affiliates	-	324	494	363	-	1,181
Intangible assets, net	-	10	1,093	-	-	1,103
Right of use assets, net	-	(11)	200	2	-	191
Other non-current assets	-	-	106	3	-	109
Total other assets	1,799	749	1,893	3,520	(5,377)	2,584
Total Assets	$1,828	$819	$7,977	$3,645	$(5,507)	$8,762

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2019

(Continued)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current portion of long-term debt — external	$-	$-	$1,920	$-	$-	$1,920
Current portion of long-term debt — affiliate	-	-	-	44	-	44
Accounts payable	-	4	49	1	-	54
Accounts payable — affiliate	12	1	11	168	(129)	63
Derivative instruments	-	-	15	-	-	15
Accrued interest expense	-	-	28	21	-	49
Accrued expenses and other current liabilities	-	-	95	5	-	100
Total current liabilities	12	5	2,118	239	(129)	2,245
Other Liabilities
Long-term debt — external	-	-	2,707	1,436	-	4,143
Derivative instruments	-	-	95	-	-	95
Long-term lease liabilities	-	(11)	203	1	-	193
Other non-current liabilities	-	2	99	8	-	109
Total non-current liabilities	-	(9)	3,104	1,445	-	4,540
Total Liabilities	12	(4)	5,222	1,684	(129)	6,785
Commitments and Contingencies
Members' Equity
Contributed capital	1,853	813	2,680	2,202	(5,694)	1,854
Retained earnings (accumulated deficit)	5	10	21	(358)	327	5
Accumulated other comprehensive loss	(42)	-	(47)	(42)	88	(43)
Noncontrolling interest	-	-	101	159	(99)	161
Total Members' Equity	1,816	823	2,755	1,961	(5,378)	1,977
Total Liabilities and Members’ Equity	$1,828	$819	$7,977	$3,645	$(5,507)	$8,762

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2019

(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by Operating Activities	$59	$7	$258	$49	$373
Cash Flows from Investing Activities
Intercompany transactions between Clearway Energy LLC and subsidiaries	(210)	-	-	210	-
Acquisitions	-	-	-	(100)	(100)
Partnership interests acquisition	-	-	-	(6)	(6)
Buyout of Wind TE Holdco non-controlling interest	-	-	-	(19)	(19)
Capital expenditures	-	-	(200)	-	(200)
Return of investment from unconsolidated affiliates	-	7	26	4	37
Net investments in unconsolidated affiliates	-	(14)	-	-	(14)
Other	-	-	2	-	2
Net Cash (Used in) Provided by Investing Activities	(210)	(7)	(172)	89	(300)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	5	-	(6)	1	-
Net contributions (distributions) to (from) noncontrolling interests	-	-	28	(43)	(15)
(Payments of) proceeds from distributions	(116)	-	(121)	121	(116)
Payment of debt issuance costs	-	-	(13)	(2)	(15)
Proceeds from the revolving credit facility	-	-	-	22	22
Payments for the revolving credit facility	-	-	-	(22)	(22)
Proceeds from the issuance of long-term debt — external	-	-	586	-	586
Payments for long-term debt — external	-	-	(480)	-	(480)
Payments for long-term debt — affiliate	(7)	-	-	(215)	(222)
Net Cash Used in by Financing Activities	(118)	-	(6)	(138)	(262)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(269)	-	80	-	(189)
Cash, Cash Equivalents and Restricted Cash at beginning of period	298	-	285	-	583
Cash, Cash Equivalents and Restricted Cash at end of period	$29	$-	$365	$-	$394

CLEARWAY ENERGY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2018

(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$-	$3	$289	$1	$(1)	$292
Operating Costs and Expenses
Cost of operations	-	-	84	1	(1)	84
Depreciation and amortization	-	2	82	-	-	84
General and administrative	-	-	-	6	-	6
Acquisition-related transaction and integration costs	-	-	-	17	-	17
Development costs	-	-	-	1	-	1
Total operating costs and expenses	-	2	166	25	(1)	192
Operating Income (Loss)	-	1	123	(24)	-	100
Other Income (Expense)
Equity in earnings of consolidated affiliates	65	7	-	88	(160)	-
Equity in earnings of unconsolidated affiliates	-	12	3	17	-	32
Other income, net	1	-	1	-	-	2
Interest expense	-	-	(52)	(18)	-	(70)
Total other income (expense), net	66	19	(48)	87	(160)	(36)
Net Income	66	20	75	63	(160)	64
Less: Net loss attributable to noncontrolling interests	-	-	(2)	(2)	2	(2)
Net Income Attributable to Clearway Energy LLC	$66	$20	$77	$65	$(162)	$66

CLEARWAY ENERGY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2018

(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$-	$9	$815	$2	$(2)	$824
Operating Costs and Expenses
Cost of operations	-	1	246	2	(2)	247
Depreciation and amortization	-	4	243	-	-	247
General and administrative	-	-	-	17	-	17
Acquisition-related transaction and integration costs	-	-	-	19	-	19
Development costs	-	-	-	1	-	1
Total operating costs and expenses	-	5	489	39	(2)	531
Operating Income (Loss)	-	4	326	(37)	-	293
Other Income (Expense)
Equity in income of consolidated affiliates	266	19	-	236	(521)	-
Equity in earnings of unconsolidated affiliates	-	32	7	26	-	65
Other income, net	1	-	3	-	-	4
Interest expense	-	-	(136)	(54)	-	(190)
Total other income (expense), net	267	51	(126)	208	(521)	(121)
Net Income	267	55	200	171	(521)	172
Less: Net loss attributable to noncontrolling interests	-	-	(66)	(95)	66	(95)
Net Income Attributable to Clearway Energy LLC	$267	$55	$266	$266	$(587)	$267

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2018

(Unaudited)

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	Clearway Energy Operating LLC (Note Issuer) (a)	Eliminations	Consolidated
	(In millions)
Net Income	$66	$20	$75	$63	$(160)	$64
Other Comprehensive Income
Unrealized gain on derivatives	7	-	8	7	(15)	7
Other comprehensive income	7	-	8	7	(15)	7
Comprehensive Income	73	20	83	70	(175)	71
Less: Comprehensive loss attributable to noncontrolling interests	-	-	(2)	(2)	2	(2)
Comprehensive Income Attributable to Clearway Energy LLC	$73	$20	$85	$72	$(177)	$73

For the Nine Months Ended September 30, 2018

(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
Net Income	$267	$55	$200	$171	$(521)	$172
Other Comprehensive Income
Unrealized gain on derivatives	34	1	30	34	(65)	34
Other comprehensive income	34	1	30	34	(65)	34
Comprehensive Income	301	56	230	205	(586)	206
Less: Comprehensive loss attributable to noncontrolling interests	-	-	(66)	(95)	66	(95)
Comprehensive Income Attributable to Clearway Energy LLC	$301	$56	$296	$300	$(652)	$301

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2018

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$298	$-	$109	$-	$-	$407
Restricted cash	-	-	176	-	-	176
Accounts receivable — trade	-	1	103	-	-	104
Accounts receivable — affiliate	8	-	-	11	(14)	5
Inventory	-	-	40	-	-	40
Prepayments and other current assets	-	-	27	2	-	29
Total current assets	306	1	455	13	(14)	761

Net property, plant and equipment	-	65	5,180	-	-	5,245
Other Assets
Investment in consolidated subsidiaries	1,676	417	-	3,250	(5,343)	-
Equity investments in affiliates	-	289	522	361	-	1,172
Intangible assets, net	-	11	1,145	-	-	1,156
Derivative instruments	-	-	8	-	-	8
Other non-current assets	-	-	103	3	-	106
Total other assets	1,676	717	1,778	3,614	(5,343)	2,442
Total Assets	$1,982	$783	$7,413	$3,627	$(5,357)	$8,448

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2018

(Continued)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current portion of long-term debt — external	$-	$-	$314	$-	$-	$314
Current portion of long-term debt — affiliate	-	-	-	215	-	215
Accounts payable	-	1	36	8	-	45
Accounts payable — affiliate	-	-	23	11	(14)	20
Derivative instruments	-	-	4	-	-	4
Accrued interest expense	-	-	17	27	-	44
Accrued expenses and other current liabilities	-	-	53	4	-	57
Total current liabilities	-	1	447	265	(14)	699
Other Liabilities
Long-term debt — external	-	-	3,970	1,434	-	5,404
Long-term debt — affiliate	-	-	-	44	-	44
Derivative instruments	-	-	17	-	-	17
Other non-current liabilities	-	2	92	8	-	102
Total non-current liabilities	-	2	4,079	1,486	-	5,567
Total Liabilities	-	3	4,526	1,751	(14)	6,266
Commitments and Contingencies
Members' Equity
Contributed capital	1,940	804	2,708	1,930	(5,442)	1,940
Retained earnings (accumulated deficit)	86	(24)	108	(210)	126	86
Accumulated other comprehensive loss	(44)	-	(51)	(44)	95	(44)
Noncontrolling Interest	-	-	122	200	(122)	200
Total Members' Equity	1,982	780	2,887	1,876	(5,343)	2,182
Total Liabilities and Members’ Equity	$1,982	$783	$7,413	$3,627	$(5,357)	$8,448

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018

(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$-	$9	$429	$(41)	$397
Cash Flows from Investing Activities
Intercompany transactions from Clearway Energy LLC to subsidiaries	108	-	-	(108)	-
Partnership interests acquisition	-	-	-	(11)	(11)
Acquisition of the Drop Down Assets	-	-	-	(126)	(126)
Capital expenditures	-	-	(62)	-	(62)
Cash receipts from notes receivable	-	-	10	-	10
Return of investment from unconsolidated affiliates	-	7	11	4	22
Net investments in unconsolidated affiliates	-	(16)	-	-	(16)
Other	-	-	8	-	8
Net Cash (Used in) Provided by Investing Activities	108	(9)	(33)	(241)	(175)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	4	-	(3)	(1)	-
Net contributions from noncontrolling interests	-	-	98	10	108
Proceeds from the issuance of Class C units	151	-	-	-	151
(Payments of) proceeds from distributions	(174)	-	(362)	347	(189)
Payments of debt issuance costs	-	-	(2)	(3)	(5)
Proceeds from the revolving credit facility	-	-	-	35	35
Payments for the revolving credit facility	-	-	-	(90)	(90)
Proceeds from the issuance of long-term debt - external	-	-	227	-	227
Payments for long-term debt — external	-	-	(369)	-	(369)
Payments for long-term debt — affiliate	-	-	-	(16)	(16)
Net Cash (Used in) Provided by Financing Activities	(19)	-	(411)	282	(148)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	89	-	(15)	-	74
Cash, Cash Equivalents and Restricted Cash at beginning of period	22	-	292	-	314
Cash, Cash Equivalents and Restricted Cash at end of period	$111	$-	$277	$-	$388

Note 11 — Contingencies

This note should be read in conjunction with the complete description under Note 14 — Commitments and Contingencies, to the Company's 2018 Form 10-K.

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

Nebraska Public Power District Litigation

On January 11, 2019, Nebraska Public Power District, or NPPD, sent written notice to certain of the Company’s subsidiaries which own the Laredo Ridge and Elkhorn Ridge wind projects alleging an event of default under each of the PPAs between NPPD and the projects. NPPD alleges that the Company moved forward with certain transactions without obtaining the consent of NPPD. NPPD threatened to terminate the applicable PPAs by February 11, 2019 if the alleged default was not cured. The Company filed a motion for a temporary restraining order and preliminary injunction in the U.S. District Court for the District of Nebraska relating to the Laredo Ridge project, and a similar motion in the District Court of Knox County, Nebraska for the Elkhorn Ridge project, to enjoin NPPD from taking any actions related to the PPAs. On February 19, 2019, the U.S. District Court in the Laredo Ridge matter approved a stipulation between the parties to provide for an injunction preventing NPPD from terminating the PPA pending disposition of the litigation. On February 26, 2019, the Knox County District Court approved a similar stipulation relating to the Elkhorn Ridge project. Additionally, Elkhorn Ridge was added as a third-party defendant to the litigation in the U.S. District Court. On September 23, 2019, NPPD filed amended complaints in the U.S. District Court, to which Laredo Ridge and Elkhorn Ridge responded on October 7, 2019. The Company believes the allegations of NPPD are meritless and the Company is vigorously defending its rights under the PPAs.

Buckthorn Solar Litigation

On October 8, 2019, the City of Georgetown, Texas, or Georgetown, filed a petition in the District Court of Williamson County, Texas naming Buckthorn Westex, LLC, the Company’s subsidiary that owns the Buckthorn Westex solar project, as the defendant, alleging fraud by nondisclosure and breach of contract in connection with the project and the PPA, and seeking (i) rescission and/or cancellation of the PPA, (ii) declaratory judgment that the alleged breaches constitute an event of default under the PPA entitling Georgetown to terminate, and (iii) recovery of all damages, costs of court, and attorneys’ fees. Buckthorn Westex believes the allegations of Georgetown are meritless, and Buckthorn Westex is vigorously defending its rights under the PPA.

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

Accounting for Leases

The Company evaluates each arrangement at inception to determine if it contains a lease. All of the Company’s leases are operating leases as of September 30, 2019.

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

Lease expense for the three and nine months ended September 30, 2019 was comprised of the following:

(In millions)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$2	$6
Variable lease cost	3	10
Total lease cost	$5	$16

Operating lease information as of September 30, 2019 was as follows:

(In millions, except term and rate)
ROU Assets - operating leases, net	$191

Short-term lease liability - operating leases (a)	6
Long-term lease liability - operating leases	193
Total lease liability	$199

Cash paid for operating leases	$7
Weighted average remaining lease term	24
Weighted average discount rate	4.4%

(a) Short-term lease liability balances are included within the accrued expenses and other current liabilities line item of the consolidated balance sheets as of September 30, 2019.

Maturities of operating lease liabilities as of September 30, 2019 are as follows:

(In millions)
Remainder of 2019	$4
2020	14
2021	14
2022	14
2023	13
Thereafter	267
Total lease payments	326
Less imputed interest	(127)
Total lease liability - operating leases	$199

Future minimum lease commitments under operating leases as of December 31, 2018 are as follows:

(In millions)
2019	$13
2020	13
2021	13
2022	13
2023	12
Thereafter	207
Total lease payments	$271

Oahu Solar Lease Agreements

The Oahu Solar projects are party to various land lease agreements with a wholly owned subsidiary of CEG. The projects are leasing the land for a period of 35 years, with the ability to renew the lease for two additional five year periods. The Company has a lease liability of $21 million and corresponding right-of-use asset of $19 million related to the leases as of September 30, 2019.

Lessor

The majority of the Company’s revenue is obtained through PPAs or other contractual agreements that are accounted for as leases. These leases are comprised of both fixed payments and variable payments contingent upon volumes or performance metrics. The terms of the leases are further described in Item 2 — MD&A, Introduction, Environmental, Regulatory of this Form 10-Q. Many of the leases have renewal options at the end of the lease term. Termination may be allowed under specific circumstances in the lease arrangements, such as under an event of default. All of the Company’s leases are operating leases. Certain of these leases have both lease and non-lease components, and the Company allocates the transaction price to the components based on standalone selling prices. As disclosed in Note 2 —  Summary of Significant Accounting Policies, the following amounts of energy and capacity revenue are related to the Company’s leases:

Three months ended September 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$2	$160	$1	$163
Capacity revenue	89	-	-	89
Operating revenue	$92	$160	$1	$252

Nine months ended September 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$4	$416	$2	$422
Capacity revenue	253	-	-	253
Operating revenue	$257	$416	$2	$675

Minimum future rent payments under the operating leases for the remaining periods as of September 30, 2019:

(In millions)
Remainder of 2019	$91
2020	337
2021	341
2022	346
2023	154
Total lease payments	$1,269

Property, plant and equipment, net related to the Company’s operating leases were as follows as of September 30, 2019:

(In millions)
Property, plant and equipment	$6,230
Accumulated depreciation	(1,600)
Net property, plant and equipment	$4,629

Note 13 — Asset Impairments

The Company recorded an impairment loss of $19 million related to a facility in the Thermal segment during the second quarter of 2019. The fair value of the facility was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach utilized estimates of discounted future cash flows, which were Level 3 fair value measurement and include key inputs, such as forecasted power prices, operations and maintenance expense, and discount rates. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets.

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations

The following discussion analyzes the Company's historical financial condition and results of operations.

As you read this discussion and analysis, refer to the Company's Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the nine months ended September 30, 2019 and 2018. Also refer to the Company's 2018 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.

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

The Company’s environmentally sound asset portfolio includes over 5,330 MW of wind, solar and natural gas-fired power generation facilities, as well as district energy systems. Through this diversified and contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 14 years as of September 30, 2019 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of  1,530 net MWt and electric generation capacity of 139 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.

As of September 30, 2019, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Agua Caliente	16%	46	Pacific Gas and Electric	2039
Alpine	100%	66	Pacific Gas and Electric	2032
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	154	City of Georgetown, TX	2043
CVSR	100%	250	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2034
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2039
Kansas South	100%	20	Pacific Gas and Electric	2033
Oahu Solar Projects(b)	95%	58	Hawaiian Electric Company, Inc.	2041
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
Utah Solar Portfolio (b) (e)	50%	265	PacifiCorp	2036
		1,133
Distributed Solar
Apple I LLC Projects (h)	100%	9	Various	2032
AZ DG Solar Projects	100%	5	Various	2025 - 2033
SPP Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	13	Various	2023 - 2040
		52
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (f) (g)	100%	122	NRG Power Marketing LLC	2022
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2022
Goat Wind	100%	150	Dow Pipeline Company	2025
Hardin	99%	15	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout	100%	38	Southern Maryland Electric Cooperative	2030
Odin	99.9%	20	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2032
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	29	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	25	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (f)	100%	161	Southwestern Public Service Company	2027
		2,200
Thermal
Energy Center Dover LLC (h)	100%	103	Power sold into PJM markets	2021
Thermal generation	100%	36	Various	Various
		139
Total net generation capacity(c)		5,469

Thermal equivalent MWt (d)	100%	1,530	Various	Various

(a)	Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of September 30, 2019.
(b)	Projects are part of tax equity arrangements.
(c)

The Company's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. The Company's generation capacity including this noncontrolling interest was 5,475 MWs.

(d)

For thermal energy, net capacity represents MWt for steam or chilled water and excludes 44 MWt available under the right-to-use provisions contained in agreements between two of the Company's thermal facilities and certain of its customers.

(e)

Represents interests in Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, all acquired as part of the March 2017 Drop Down Assets (ownership percentage is based upon cash to be distributed).

(f)	Projects are part of Repowering Partnership.
(g)	In addition, the Company will sell power under a market-based hedge contract provided by an investment grade bank counterparty, which is effective from November 1, 2022, through October 31, 2029.
(h)	Includes assets recorded as held for sale as of September 30, 2019, as further described in Note 3 — Acquisitions and Dispositions of this Form 10-Q.

In addition to the facilities owned or leased in the table above, the Company is party to partnerships which own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 268 MW based on cash to be distributed pursuant to the partnership agreements as of September 30, 2019. For further discussions, see Item 15, Note 4 —  Investments Accounted for by the Equity Method and Variable Interest Entities of this Form 10-Q and Item 1, Note 5 —  Investments Accounted for by the Equity Method and Variable Interest Entities to the consolidated financial statements included in the Company's 2018 Form 10-K.

Significant Events

Pacific Gas and Electric Company Bankruptcy

•

On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, or the Bankruptcy Court.  Certain subsidiaries of the Company, which hold interests in 6 solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW, sell the output of their facilities to PG&E under long-term PPAs.  The Company consolidates three of the solar facilities and Marsh Landing and records its interest in the other solar facilities as equity method investments. As of September 30, 2019, the Company had $147 million in restricted cash,  $1.4 billion of property, plant and equipment, net, $370 million investments in unconsolidated affiliates and $1.3 billion of borrowings with final maturity dates ranging from 2023 - 2038 related to these facilities. The related subsidiaries of the Company are parties to financing agreements consisting of non-recourse project-level debt and, in certain cases, non-recourse holding company debt. The PG&E Bankruptcy has triggered defaults under the PPAs with PG&E and such related financing agreements, as further discussed in Item 1, Note 7 — Long-term Debt. As a result, the Company recorded approximately $1.3 billion of principal, net of the related unamortized debt issuance costs, with final maturity dates ranging from 2023 - 2038, as short-term debt.

As of November 6, 2019, the Company's contracts with PG&E have operated in the normal course and the Company currently expects these contracts to continue as such. On September 23, 2019, PG&E filed the Debtors' First Amended Joint Chapter 11 Plan of Reorganization, or the PG&E Plan, which would provide for PG&E to assume all of its PPAs with the Company. The PG&E Plan is not expected to be considered for confirmation by the Bankruptcy Court until the conclusion of a proceeding to estimate PG&E’s liability for prior wildfires, now pending before the United States District Court for the Northern District of California, and scheduled for trial commencing on February 18, 2020. Additionally, on October 9, 2019, the Bankruptcy Court entered an order terminating the period in which PG&E had the exclusive right to prosecute a plan of reorganization. On October 17, 2019, an ad hoc group of senior noteholders filed a competing plan of reorganization, which would also provide for PG&E to assume all of its PPAs with the Company. As of November 6, 2019, the Company has entered into forbearance agreements for certain project-level financing arrangements, and continues to seek forbearance agreements for its other project-level financing arrangements affected by the PG&E Bankruptcy. The Company continues to assess the potential future impacts of the PG&E bankruptcy filing as events occur.

Financing and Equity Activities

Carlsbad Energy Center Financing

•

On November 4, 2019, Carlsbad Energy Holdings LLC, a subsidiary of GIP and owner of the 527 MW Carlsbad Energy Center, or Carlsbad, issued $216 million of senior secured, non-recourse notes.  The notes bear an interest rate of 4.21%, and are fully amortizing over 19 years.  The Company previously executed an equity backstop agreement with GIP for the future acquisition of Carlsbad.  Pursuant to the terms previously agreed by and between the Company and GIP, the Company maintains the option until August 2020 to acquire Carlsbad from GIP.  Should the Company not exercise the call right to acquire the asset by August 2020, Carlsbad will become part of the Company's ROFO pipeline thereafter.

Agua Caliente Borrower 2 debt Repayment

•	On October 21, 2019, the Company, through Agua Caliente Borrower 2 LLC, repaid $40 million of the outstanding notes balance, including accrued interest and premiums, issued under the Agua Caliente Holdco Financing Agreement. The repayment was funded with Company's existing liquidity.

Thermal Activities

Sale of Energy Center Dover LLC and Energy Center Smyrna LLC assets

•	On September 5, 2019, the Company entered into a purchase and sale agreement with DB Energy Assets, LLC to sell 100% of its interests in Energy Center Dover LLC and Energy Center Smyrna LLC, The transaction is subject to standard regulatory approvals and the completion of certain maintenance activities. The related assets and liabilities were recorded as held for sale as of September 30, 2019.

Agreements with Cayo Largo

•	On September 29, 2019, the Company entered into a tolling agreement with Cayo Largo LLC to supply electricity, chilled water, hot water and natural gas to Cayo Largo LLC's customer through a dedicated combined heat and power facility to be constructed by the Company. The Company anticipates the project to total $13 million in capital expenditures and is expected to commence commercial operations in the fourth quarter of 2020. The Company incurred $3 million of capital expenditures recorded in the property, plant and equipment, net on the Company's consolidated balances sheet as of September 30, 2019.

CEG ROFO Agreement Amendment

•	On August 1, 2019, the CEG ROFO Agreement was amended to grant the Company a right of first offer for four additional projects — Rattlesnake, a 144 MW utility scale wind facility located in Washington State with an expected COD in 2020; Black Rock, a 110 MW utility scale wind facility located in West Virginia with an expected COD in 2021; Repowering 2.0, which will consist of membership interests in one or more partnerships formed to repower Company wind assets using turbines provided by CEG; and Wildflower, a 100 MW utility scale solar facility located in Mississippi with an expected COD in 2021.

Drop Down Offer

•

On June 18, 2019, CEG offered the Company the opportunity to purchase 100% of CEG's interests in Mesquite Star Pledgor LLC, which owns the Mesquite Star wind project, a 419 MW utility scale wind facility expected to reach COD in 2020. On August 1, 2019, CEG and the Company agreed to extend the negotiation period for the Mesquite Star project. The Company elected not to pursue this investment.

Environmental Matters

The Company is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of facilities. The Company is also subject to laws regarding the protection of wildlife, including migratory birds, eagles, and threatened and endangered species. Federal and state environmental laws have historically become more stringent over time, although this trend could change in the future.

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

Regulatory Matters

The Company’s regulatory matters are described in the Company’s 2018 Form 10-K in Item 1, Business — Regulatory Matters and Item 1A, Risk Factors.

Trends Affecting Results of Operations and Future Business Performance

The Company’s trends are described in the Company’s 2018 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends Affecting Results of Operations and Future Business Performance as well as below.

Consolidated Results of Operations

The following table provides selected financial information:

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2019	2018	Change	2019	2018	Change
Operating Revenues
Energy and capacity revenues	$305	$298	$7	$830	$847	$(17)
Other revenues	11	11	-	28	29	(1)
Contract amortization	(18)	(17)	(1)	(52)	(52)	-
Mark-to-market economic hedging activities	(2)	-	(2)	(9)	-	(9)
Total operating revenues	296	292	4	797	824	(27)
Operating Costs and Expenses
Cost of fuels	20	20	-	54	57	(3)
Operations and maintenance	52	45	7	144	139	5
Other costs of operations	14	19	(5)	51	51	-
Depreciation and amortization	112	84	28	285	247	38
Impairment losses	-	-	-	19	-	19
General and administrative	7	6	1	19	17	2
Transaction and integration costs	-	17	(17)	2	19	(17)
Development costs	1	1	-	4	1	3
Total operating costs and expenses	206	192	14	578	531	47
Operating Income	90	100	(10)	219	293	(74)
Net Income (Loss)
Equity in earnings of unconsolidated affiliates	38	32	6	52	65	(13)
Other income, net	2	2	-	6	4	2
Loss on debt extinguishment	-	-	-	(1)	-	(1)
Interest expense	(105)	(70)	(35)	(336)	(190)	(146)
Total other expense, net	(65)	(36)	(29)	(279)	(121)	(158)
Net Income (Loss)	25	64	(39)	(60)	172	(232)
Less: (Loss) Income attributable to noncontrolling interests	(25)	(2)	(23)	(29)	(95)	66
Net Income (Loss) Attributable to Clearway Energy LLC	$50	$66	$(16)	$(31)	$267	$(298)

	Three months ended September 30,		Nine months ended September 30,
Business metrics:	2019	2018	2019	2018
Renewables MWh generated/sold (in thousands) (a)	1,786	1,801	5,183	5,725
Thermal MWt sold (in thousands)	526	499	1,638	1,578
Thermal MWh sold (in thousands) (b)	79	15	138	33
Conventional MWh generated (in thousands) (a)(c)	501	611	826	1,416
Conventional equivalent availability factor	99.4%	97.0%	93.8%	93.2%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.

(b) MWh sold do not include 56 MWh during the three months ended September 30, 2018 and 1 MWh and 85 MWh during the nine months ended September 30, 2019 and 2018, respectively, generated by Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing, as further described in Note 9 —  Related Party Transactions.

(c) Volumes generated are not sold by the Company as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended September 30, 2019 and 2018

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

The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the three months ended September 30, 2019 and 2018:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Three months ended September 30, 2019
Energy and capacity revenues	$91	$167	$47	$305
Other revenues	-	2	9	11
Cost of fuels	-	-	(20)	(20)
Contract amortization	(1)	(16)	(1)	(18)
Mark-to-market for economic hedges	-	(2)	-	(2)
Gross margin	90	151	35	276
Contract amortization	1	16	1	18
Mark-to-market for economic hedges	-	2	-	2
Economic gross margin	$91	$169	$36	$296

Three months ended September 30, 2018
Energy and capacity revenues	$88	$163	$47	$298
Other revenues	-	4	7	11
Cost of fuels	-	-	(20)	(20)
Contract amortization	(1)	(15)	(1)	(17)
Gross margin	87	152	33	272
Contract amortization	1	15	1	17
Economic gross margin	$88	$167	$34	$289

Gross margin increased by $4 million primarily due to lower outages in 2019 compared to 2018 in the Conventional segment.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $28 million during the three months ended September 30, 2019, compared to the same period in 2018, primarily due to accelerated depreciation at Wildorado Wind and Elbow Creek projects in connection with the repowering activities. For further discussion, see Note 4— Investments Accounted for by the Equity Method and Variable Interest Entities.

Transaction and Integration Costs

Transaction and integration costs of $17 million during the three months ended September 30, 2018, primarily reflect fees paid to advisors and other costs associated with the GIP Transaction.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates increased by $6 million during the three months ended September 30, 2019, compared to the same period in 2018, primarily due to income allocated to the Company using the HLBV method of accounting in its distributed partnerships with CEG.  The HLBV method of accounting generally allocates more losses to the TE investors in the first several years after fund formation, and conversely, more income to the Company.

Interest Expense

Interest expense increased by $35 million during the three months ended September 30, 2019, compared to the same period in 2018, due to the following:

(In millions)	Increase (Decrease)
Change in fair value of interest rate swaps	$36
Lower interest expense in connection with lower project-level debt	(5)
Issuance of the 2025 Senior Notes in October 2018, partially offset by lower interest expense on Long-term debt-affiliate, due 2019, which was repaid in February 2019	4
$35

Income Attributable to Noncontrolling Interests

For the three months ended September 30, 2019, the Company had a loss of $9 million attributable to CEG's interests in Kawailoa, Oahu and Repowering partnership, with no offset of income or loss attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the three months ended September 30, 2018, the Company had a loss of $2 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, reflecting the allocation of tax items such as production tax credits and tax depreciation to the fund investors.

Management’s Discussion of the Results of Operations for the Nine Months Ended September 30, 2019 and 2018

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

The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the nine months ended September 30, 2019 and 2018:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Nine months ended September 30, 2019
Energy and capacity revenues	$257	$441	$132	$830
Other revenues	-	6	22	28
Cost of fuels	-	-	(54)	(54)
Contract amortization	(4)	(46)	(2)	(52)
Mark-to-market for economic hedges	-	(9)	-	(9)
Gross margin	253	392	98	743
Contract amortization	4	46	2	52
Mark-to-market for economic hedges	-	9	-	9
Economic gross margin	$257	$447	$100	$804

Nine months ended September 30, 2018
Energy and capacity revenues	$255	$463	$129	$847
Other revenues	-	10	19	29
Cost of fuels	(2)	-	(55)	(57)
Contract amortization	(4)	(46)	(2)	(52)
Gross margin	249	427	91	767
Contract amortization	4	46	2	52
Economic gross margin	$253	$473	$93	$819

Gross margin decreased by $24 million during the nine months ended September 30, 2019, compared to the same period in 2018 primarily due to a combination of the following:

Segment	(In millions)	Reason for (Decrease) Increase
Renewables:	$(35)

Decrease of $25 million related to unfavorable wind and solar resources across the portfolio, as well as $8 million decrease at CVSR primarily related to the June 2019 outage. This was partially offset by revenue generated at the Buckthorn Solar project which reached COD in July 2018. The Company also recorded a $9 million mark-to-market loss on the Elbow Creek forward power sale contract entered into during the first quarter of 2019.

Thermal:	7	Revenue generated at the UPMC Thermal Project, which was completed in the second quarter of 2018, as well as the acquisition of the Duquesne University district energy system
Conventional:	4	Lower outages in 2019 compared to 2018
	$(24)

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $38 million during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due primarily due to accelerated depreciation at Wildorado Wind and Elbow Creek projects in connection with the repowering activities. For further discussion, see Note 4 — Investments accounted for by the Equity Method and Variable Interest Entities.

Impairment Losses

Impairment losses of  $19 million during the nine months ended September 30, 2019, relate to a facility within the Company's Thermal segment, as further described in Note 13 —  Asset Impairments.

Development Costs

Development costs of  $4 million during the nine months ended September 30, 2019 relate primarily to business development, personnel and benefits costs within the Company's Thermal segment.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates decreased by $13 million during the nine months ended September 30, 2019, compared to the same period in 2018, primarily driven by lower income allocated to the Company's interests in distributed partnerships with CEG partially offset by lower losses allocated to the Company's interests in RPV Holdco and Desert Sunlight.

Interest Expense

Interest expense increased by $146 million during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to the following:

(In millions)	Increase (Decrease)
Change in fair value of interest rate swaps as well as reclassification of losses previously deferred in AOCI to the statement of operations in connection with project-level debt financing activities	$131
Issuance of the 2025 Senior Notes in October 2018, partially offset by lower interest expense on Long-term debt-affiliate, due 2019, which was repaid in February 2019	11
Higher interest expense due to Buckthorn Solar facility which went COD in July 2018, additional interest expense in connection with Repowering Partnership borrowings in June of 2019,partially offset by normal amortization of other project level debt	6
Lower interest expense due to lower balances principal balances in the Conventional segment	(6)
Issuance of Energy Center Minneapolis Series E, F, G, H Notes in June 2018 partially offset by lower debt balances at other projects within Thermal segment	4
$146

Income Attributable to Noncontrolling Interests

For the nine months ended September 30, 2019, the Company had a loss of $14 million attributable to CEG's interest in the Oahu, Kawailoa and Repowering partnerships, partially offset by income of $2 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the nine months ended September 30, 2018, the Company had a loss of $95 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and application of the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, reflecting the allocation of tax items such as production tax credits and tax depreciation to the fund investors.

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

Liquidity Position

As of September 30, 2019, the Company had $443  million of available borrowings under its revolving credit facility. As of September 30, 2019, and  December 31, 2018, the Company's liquidity was $837  million  and $1.04 billion respectively, comprised of the following:

(In millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents:
Clearway Energy LLC, excluding subsidiaries	$29	$298
Subsidiaries	116	109
Restricted cash:
Operating accounts	78	84
Reserves, including debt service, distributions, performance obligations and other reserves	171	92
Total cash, cash equivalents and restricted cash	$394	$583
Revolving credit facility availability	443	454
Total liquidity	$837	$1,037

The Company's liquidity includes $249 million and $176 million of restricted cash balances as of September 30, 2019 and December 31, 2018, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. As of September 30, 2019, these restricted funds were comprised of $78 million designated to fund operating expenses, $70 million designated for current debt service payments, and $53 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $48 million is held in distribution reserve accounts, of which $36 million related to subsidiaries affected by the PG&E Bankruptcy as discussed further below and may not be distributed during the pendency of the PG&E Bankruptcy. The Company had a total of $147 million in restricted cash  held by the subsidiaries affected by the PG&E Bankruptcy at September 30, 2019.

As of September 30, 2019, there were no outstanding borrowings and $52 million of letters of credit outstanding under the Company's revolving credit facility. The Company had $40 million outstanding under the revolving credit facility and a total of  $71 million in letters of credit outstanding as of November 6, 2019.

On January 29, 2019, PG&E filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The PG&E Bankruptcy had no effect on availability under the Company’s revolving credit facility. However, the Company has non-recourse project-level debt related to each of its subsidiaries that sell their output to PG&E under long-term PPAs. The PG&E Bankruptcy triggered defaults under the related financing agreements which caused uncertainty around the timing of when certain project-level cash distributions will be available to the Company.  As of September 30, 2019, all project level cash balances for these subsidiaries were classified as restricted cash.

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

The following table summarizes the credit ratings for the Company and its Senior Notes as of September 30, 2019:

	S&P	Moody's
Clearway Energy, Inc.	BB	Ba2
5.375% Senior Notes, due 2024	BB	Ba2
5.750% Senior Notes, due 2025	BB	Ba2
5.000% Senior Notes, due 2026	BB	Ba2

Sources of Liquidity

The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 1, Note 7 —  Long-term Debt, to this Form 10-Q and Note 10 —  Long-term Debt, to the consolidated financial statements included in the Company's 2018 Form 10-K, the Company's financing arrangements consist of corporate level debt, which includes Senior Notes, 2020 Convertible Notes, and the revolving credit facility; the ATM Program; and project-level financings.

ATM Sales — Clearway Energy, Inc. did not sell any shares of Class C common stock during the nine months ended September 30, 2019. As of September 30, 2019, approximately $36 million of Class C common stock remains available for issuance under the ATM Program.

Uses of Liquidity

The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 1, Note 7 —  Long-term Debt; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) distributions.

Agua Caliente Borrower 2 Debt Repayment

On October 21, 2019, the Company, through Agua Caliente Borrower 2 LLC, repaid $40 million of the outstanding notes balance, including accrued interest and premiums, issued under the Agua Caliente Holdco Financing Agreement.  The repayment was funded with existing liquidity.

Capital Expenditures

The Company's capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets, and growth capital expenditures consisting of costs to construct new assets, costs to complete the construction of assets where construction is in process, and capital expenditures related to acquiring additional thermal customers. For the nine months ended September 30, 2019, the Company used $200 million to fund capital expenditures, including growth expenditures of $188 million, $168 million of which were in the Renewables segment in connection with the Repowering Partnership entered by the Company in August 2018, as well as the Oahu Partnership and the Kawailoa Partnership, as further described in Note 4 — Investments Accounted for by the Equity Method and Variable Interest Entities. The source for these capital expenditures was financing obtained in connection with the Repowering Partnership, as well as tax equity investors contributions. The Company also incurred $16 million of growth capital expenditures in the Thermal segment in connection with various development projects. For the nine months ended September 30, 2018, the Company used approximately $62 million to fund capital expenditures, of which $33 million related to growth expenditures in the Renewables segment in connection with the construction of Buckthorn Solar. The $33 million includes $10 million incurred by NRG during the construction of the Buckthorn Solar project prior to its acquisition by the Company on March 30, 2018. The Company estimates $30 million of maintenance expenditures for 2019. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.

Acquisitions and Investments

The Company intends to acquire generation assets developed and constructed by CEG, as well as generation and thermal infrastructure assets from third parties, where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.

Agreements with Cayo Largo  — On September 29, 2019 the Company entered into a tolling agreement with Cayo Largo LLC to supply electricity, chilled water, hot water and natural gas to Cayo Largo LLC's customer through a dedicated combined heat and power facility to be constructed by the Company.  The Company anticipates the project to total $13 million in capital expenditures  and is expected to commence commercial operations in the fourth quarter of 2020.

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

Kawailoa Solar Partnership — On May 1, 2019, the Company entered into a partnership with Clearway Renew LLC, a subsidiary of CEG, to own, finance, operate, and maintain the Kawailoa Solar Partnership. The Company made an original capital contribution in the amount of $2 million and recorded a payable in the amount of $7 million due to Clearway Renew LLC in the accounts payable - affiliate on the Company's consolidated balance sheets as of September 30, 2019. For further discussion, see Item 1, Note 4 — Investments Accounted for by the Equity Method and Variable Interest Entities.

Duquesne Thermal — On May 1, 2019, the Company, through its indirect subsidiary ECP Uptown Campus LLC, acquired the Duquesne University district energy system, totaling 82 combined MWt, located in Pittsburgh, Pennsylvania. The total investment for the project is approximately $107 million. This includes $100 million related to the purchase of district energy assets, which was funded through a combination of issuance of non-recourse debt in the amount of $95 million, as further discussed in Note 7 — Long-term Debt, as well as cash on hand. As part of the acquisition, Duquesne University entered into a 40-year Energy Services Agreement through which ECP Uptown Campus LLC will fulfill the university’s electricity, chilled water and steam requirements in exchange for monthly capacity payments.

Oahu Partnership — On March 8, 2019, the Company entered into a partnership with Clearway Renew LLC, a subsidiary of CEG, to own, finance, operate, and maintain the Oahu Solar projects. The Company made an original capital contribution in the amount of $4 million and recorded a payable in the amount of $16 million due to Clearway Renew LLC in the accounts payable - affiliate on the Company's consolidated balance sheets as of September 30, 2019. For further discussion, see Note 4 —  Investments Accounted for by the Equity Method and Variable Interest Entities.

Wind TE Holdco Buyout — On January 2, 2019, the Company bought out 100% of Class A membership interest from the TE Investor, for cash consideration of $19 million, as further described in Item 1, Note 4 —  Investments Accounted for by the Equity Method and Variable Interest Entities.

Investment Partnership with CEG

During the nine months ended September 30, 2019, the Company invested $14 million in distributed generation partnerships with CEG.

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

The following table lists the distributions paid on the Company's Class A, B, C and D units during the nine months ended September 30, 2019:

	Third Quarter 2019	Second Quarter 2019	First Quarter 2019
Distributions per Class A, B, C and D unit	$0.20	$0.20	$0.20

On October 29, 2019, the Company declared quarterly dividends on its Class A common stock and Class C common stock of $0.20 per share payable on December 16, 2019, to stockholders of record as of December 2, 2019.

Cash Flow Discussion

The following table reflects the changes in cash flows for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018:

	Nine months ended September 30,
	2019	2018	Change
	(In millions)
Net cash provided by operating activities	$373	$397	$(24)
Net cash used in investing activities	(300)	(175)	$(125)
Net cash used in financing activities	$(262)	$(148)	$(114)

Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Lower distributions from unconsolidated affiliates affected by the PG&E Bankruptcy, partially offset by higher distributions from the distributed generation projects	$(26)
Increase in working capital driven primarily by the timing of accounts receivable collections and payment of accounts payable	19
Decrease in operating income adjusted for non-cash items	(17)
$(24)

Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Increase in capital expenditures driven by the Company investment in the Repowering Partnership and development projects in the Thermal segment in 2019	$(138)
Higher payment due to the Drop Down Assets and other acquisitions that occurred in 2018 compared to 2019	37
Payment to buy out an existing tax equity partner of Wind TE Holdco on January 2, 2019	(19)
Lower net investment in unconsolidated affiliates in the distributed partnerships with CEG during 2019	17
Cash receipts from network upgrades in 2018	(10)
Payment to acquire the Class A interests in the Oahu Partnership and Kawailoa Partnership in 2019	(6)
Other	(6)
$(125)

Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Lower net contributions from noncontrolling interests in 2019 compared to 2018, primarily from Buckthorn Holdings, LLC's Class A member in 2018, as described in Note 3, Business Acquisitions	$(123)
Net proceeds from the issuance of Class C units as a result of Clearway Energy, Inc,'s common stock offering under the ATM Program in 2018	(151)
Decrease in distributions paid to Class B and Class D unitholders	73
Net payments under the revolving credit facility in 2018	55
Increase in proceeds from long-term debt in 2019 compared to 2018, in connection with new borrowings in the Renewables segment, partially offset by the maturity and repayment of the 2019 Convertible Notes in the first quarter of 2019the maturity and repayment of the intercompany note - due 2019 between Clearway Energy, Inc. and Clearway Operating LLC	32
$(114)

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

Obligations Arising Out of a Variable Interest in an Unconsolidated Entity

Variable interest in equity investments — As of September 30, 2019, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. Utah Solar Portfolio, GenConn, DGPV Holdco 1, RPV Holdco, DGPV Holdco 2, and DGPV Holdco 3 are variable interest entities for which the Company is not the primary beneficiary.

The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $927 million as of September 30, 2019. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates as it related to the projects affected by PG&E bankruptcy was $422 million as of September 30, 2019. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.

Contractual Obligations and Commercial Commitments

The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2018 Form 10-K. See also Note 3 —  Acquisitions and Dispositions to this Form 10-Q for a discussion of additional contingencies that occurred during 2018.

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

The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2019, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2019. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 1, Note 5 —  Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2018	$(10)
Contracts realized or otherwise settled during the period	11
Contracts added during the period	(31)
Changes in fair value	(79)
Fair value of contracts as of September 30, 2019	$(109)

	Fair value of contracts as of September 30, 2019
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(14)	$(32)	$(20)	$(34)	$(100)
Level 3	-	-	(4)	(5)	(9)
Total	$(14)	$(32)	$(24)	$(39)	$(109)

The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As discussed below in Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risk, the Company measures the sensitivity of the portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. The Company's risk management policy places a limit on one-day holding period VaR, which limits the net open position.

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

Recent Accounting Developments

See Item 1, Note 2 — Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

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

Interest Rate Risk

The Company is exposed to fluctuations in interest rates through its issuance of variable rate debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. See Item 1, Note 6 —  Derivative Instruments and Hedging Activities, for more information.

Most of the Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Note 10 —  Long-term Debt, to the Company's audited consolidated financial statements for the year ended December 31, 2018 included in the 2018 Form 10-K for more information about interest rate swaps of the Company's project subsidiaries.

If all of the interest rate swaps had been discontinued on September 30, 2019, the Company would have owed the counterparties $110 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.

The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2019, a 1% change in interest rates would result in an approximately $3.3 million change in market interest expense on a rolling twelve-month basis.

As of September 30, 2019, the fair value of the Company's debt was $6,173 million and the carrying value was $6,179 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by approximately $250 million.

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

Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu  decrease in natural gas prices across the term of the derivative contracts would cause a decrease of approximately $1 million to the net value of gas derivatives, and an increase of $0.50 per MMBtu in natural gas prices across the term of the derivative contracts would cause an increase of approximately $2 million to the net value of gas derivatives  as of  September 30, 2019. The impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivative contracts would cause a change of approximately $1 million to the net value of power derivatives as of September 30, 2019.

Counterparty Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; and (ii) the use of credit mitigation measures such as prepayment arrangements or volumetric limits. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. See Item 1, Note 1 —  Nature of Business, and Note  5 — Fair Value of Financial Instruments, to the Consolidated Financial Statements for more information about concentration of credit risk.

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

Changes in Internal Control over Financial Reporting

In connection with the GIP Transaction, the Company entered into a TSA pursuant to which NRG Energy, Inc. provided information technology, systems, applications, and business processes to the Company.  A material portion of these processes terminated during the second quarter of 2019 and such services were subsequently provided by both the Company and by CEG pursuant to the CEG Master Services Agreements. Under the CEG Master Services Agreements, the Company continues to review, document and evaluate the existing internal controls over financial reporting. There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

For a discussion of the material legal proceedings in which the Company was involved through September 30, 2019, see Note 11 —  Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS

Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2018 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2018 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1	Second Amendment to Right of First Offer Agreement, dated August 1, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2019.
10.2	Eleventh Supplemental Indenture, dated as of September 6, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).	Incorporated herein by reference to Exhibit 4.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 12, 2019.
10.3	Seventh Supplemental Indenture, dated as of September 6, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).	Incorporated herein by reference to Exhibit 4.2 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 12, 2019.
10.4	Third Supplemental Indenture, dated as of September 6, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 12, 2019.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Mary-Lee Stillwell.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY LLC (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Chief Financial Officer (Principal Financial Officer)

/s/ MARY-LEE STILLWELL
Mary-Lee Stillwell
Date: November 6, 2019	Chief Accounting Officer (Principal Accounting Officer)