Form 10-K
period 2019-12-31
Clearway Energy LLC
filed 2020-03-02
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year ended	December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission File Number: 333-203369
Clearway Energy LLC
(Exact name of registrant as specified in its charter)

Delaware			32-0407370
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
300 Carnegie Center, Suite 300	Princeton	New Jersey	08540
(Address of principal executive offices)			(Zip Code)
(609) 608-1525
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Class	Outstanding at January 31, 2020
Class A Units	34,599,645
Class B Units	42,738,750
Class C Units	78,849,651
Class D Units	42,738,750
Documents Incorporated by Reference:
None.

TABLE OF CONTENTS

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2019 Convertible Notes	Clearway, Inc.'s $220 million aggregate principal amount of 3.50% Convertible Notes due 2019
2020 Convertible Notes	Clearway, Inc.'s $45 million aggregate principal amount of 3.25% Convertible Notes due 2020
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by Clearway Energy Operating LLC
2025 Senior Notes	$600 million aggregate principal amount of 5.750% unsecured senior notes due 2025, issued by Clearway Energy Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by Clearway Energy Operating LLC
2028 Senior Notes	$600 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
Adjusted EBITDA
A non-GAAP measure, represents EBITDA adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance

AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
ATM Program	At-The-Market Equity Offering Program
August 2017 Drop Down Assets	The remaining 25% interest in Wind TE Holdco
Bankruptcy Code	Chapter 11 of Title 11 of the United States Code
Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of California
Buckthorn Solar Drop Down Asset	Buckthorn Renewables, LLC, which owns 100% of Buckthorn Solar Portfolio, LLC, which was acquired by Clearway Energy Operating LLC from NRG on March 30, 2018
CAA	Clean Air Act
CAFD
A non-GAAP measure, Cash Available for Distribution is Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, adjustments to reflect CAFD generated by unconsolidated investments that are not able to distribute project dividends due to the PG&E Bankruptcy, cash receipts from notes receivable, cash distributions from noncontrolling interests, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, Walnut Creek investment payments, and changes in prepaid and accrued capacity payments, and adjusted for development expenses

Carlsbad Drop Down	The acquisition by the Company of the Carlsbad Energy Center, a 527 MW natural gas fired project located in Carlsbad, CA
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Master Services Agreements, entered into as of August 31, 2018, between the Company, Clearway Energy LLC, Clearway Energy Operating LLC, and CEG
CEG ROFO Agreement
Right of First Offer Agreement, entered into as of August 31, 2018, by and between Clearway Energy Group LLC and Clearway Energy, Inc., and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P., as amended by the First Amendment dated February 14, 2019, the Second Amendment dated August 1, 2019 and the Third Amendment dated December 6, 2019

Clearway, Inc.	Clearway Energy, Inc., the holder of the Company's Class A and Class C units
Clearway Energy Group LLC	The holder of the Company's Class B and Class D common shares and Clearway Energy LLC's Class B and Class D units

Clearway Energy Operating LLC	The holder of the project assets that are owned by Clearway Energy LLC
COD	Commercial Operation Date
Code	Internal Revenue Code of 1986, as amended
Company	Clearway Energy LLC, together with its consolidated subsidiaries
CPUC	California Public Utilities Commission
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGPV Holdco 1	DGPV Holdco 1 LLC
DGPV Holdco 2	DGPV Holdco 2 LLC
DGPV Holdco 3	DGPV Holdco 3 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, assets under common control acquired by the Company from NRG from January 1, 2014 through the period ended December 31, 2019
Economic Gross Margin
A non-GAAP measure, energy and capacity revenue, less cost of fuels. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Management's discussion of the results of operations for the years ended December 31, 2019 and 2018 for a discussion of this measure.

ECP	Energy Center Pittsburgh LLC, a subsidiary of the Company
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GHG	Greenhouse gas
GIM	Global Infrastructure Management, LLC
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

HLBV	Hypothetical Liquidation at Book Value
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
kWh	Kilowatt Hour
LIBOR	London Inter-Bank Offered Rate

March 2017 Drop Down Assets
(i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm and (ii) NRG's 100% ownership in the Class A equity interests in the Utah Solar Portfolio (defined below), both acquired by Clearway Energy Operating LLC on March 27, 2017

MBTA	Migratory Bird Treaty Act
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to Clearway Energy LLC, net of collateral
NOLs	Net Operating Losses
NOx	Nitrogen Oxides
NPNS	Normal Purchases and Normal Sales
NRG	NRG Energy, Inc.
NRG Power Marketing	NRG Power Marketing LLC
NRG TSA	Transition Services Agreement entered into as of August 31, 2018 by and between NRG and the Company
OECD	The Organization for Economic Co-operation and Development
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PG&E Bankruptcy
On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company filed voluntary petitions for relief under the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California

PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
RENOM	Clearway Renewable Operation & Maintenance LLC
ROFO	Right of First Offer
RPS	Renewable Portfolio Standards
RPV Holdco	RPV Holdco 1 LLC
RTO	Regional Transmission Organization
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2024 Senior Notes, the 2025 Senior Notes, the 2026 Senior Notes and the 2028 Senior Notes
SO2	Sulfur Dioxide
SPP	Solar Power Partners
Tax Act	Tax Cuts and Jobs Act of 2017
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

PART I
Item 1 — Business
General
Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, is an energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. As of December 31, 2019, GIP indirectly owns approximately 43% of the economic interests in the Company and approximately 55% of the voting interests in Clearway Energy, Inc., or Clearway, Inc. GIM is an independent fund manager of funds that invests in infrastructure assets in the energy, transport and water/waste sectors. The Company is sponsored by GIP through its portfolio company, CEG.
The Company’s environmentally sound asset portfolio includes over 5,875 MW of wind, solar and natural gas-fired power generation facilities, as well as district energy systems. Through this diversified and contracted portfolio, the Company endeavors to increase distributions to Clearway, Inc. The weighted average remaining contract duration of these offtake agreements, based on CAFD, was approximately 13 years as of December 31, 2019. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,530 net MWt and electric generation capacity of 139 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
A complete listing of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2019 can be found in Item 2 — Properties.
Pacific Gas and Electric Company Bankruptcy
On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, or the Bankruptcy Court. Certain subsidiaries of the Company, which hold interests in 6 solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW, sell the output of their facilities to PG&E under long-term PPAs. The Company consolidates three of the solar facilities and Marsh Landing and records its interest in the other solar facilities as equity method investments. As of December 31, 2019, the Company had $177 million in restricted cash, $1.4 billion of property, plant and equipment, net, $370 million investments in unconsolidated affiliates and $1.2 billion of borrowings with final maturity dates ranging from 2023 to 2038 related to these facilities. The related subsidiaries of the Company are parties to financing agreements consisting of non-recourse project-level debt and, in certain cases, non-recourse holding company debt. The PG&E Bankruptcy triggered defaults under the PPAs with PG&E and such related project-level financing agreements. As a result, the Company recorded $1.2 billion of principal, net of the related unamortized debt issuance costs, as short-term debt as of December 31, 2019.
On September 9, 2019, PG&E filed a Chapter 11 plan of reorganization, or the PG&E Plan, which would provide for PG&E to assume all of its PPAs with the Company.  On October 17, 2019, an ad hoc group of senior noteholders filed a competing plan of reorganization, which would also provide for PG&E to assume all of its PPAs with the Company.
On January 22, 2020, PG&E announced it had reached an agreement with a group of senior noteholders, and on January 31, 2020, the PG&E Plan was amended to provide for the eventual implementation of such settlement. On February 4, 2020, the Bankruptcy Court approved such settlement, and the noteholders have accordingly agreed to support the PG&E Plan. On February 5, 2020, the noteholders caused the ad hoc noteholder plan to be withdrawn.  There are many conditions that must be satisfied before the PG&E Plan and assumption of the PPAs can become effective, including but not limited to approvals by various classes of creditors, the Bankruptcy Court, and the CPUC. A hearing before the Bankruptcy Court to consider whether the PG&E Plan will be approved and confirmed is currently expected to occur on May 27, 2020.
As of March 2, 2020, the Company's contracts with PG&E have operated in the normal course and the Company currently expects these contracts to continue as such. As of March 2, 2020, the Company has entered into forbearance agreements for certain project-level financing arrangements and continues to seek forbearance agreements for its other project-level financing arrangements affected by the PG&E Bankruptcy. The Company continues to assess the potential future impacts of the PG&E Bankruptcy as events occur.

History
The Company was formed by NRG as a Delaware limited liability company on March 5, 2013. On August 31, 2018, NRG transferred its full ownership interest in Clearway, Inc. and its subsidiaries to CEG, the holder of NRG's renewable energy development and operations platform, and subsequently sold 100% of its interest in CEG to GIP, referred to hereinafter as the GIP Transaction.
Clearway, Inc. sold a total of 5,405,405 shares of Class C common stock for gross proceeds of $101 million on December 2, 2019 and incurred commission fees of $1.3 million. Clearway, Inc. utilized the proceeds of the offering to acquire additional 5,405,405 Class C units of the Company. The Company is a holding company for the companies that directly and indirectly own and operate Clearway, Inc.'s business. As of December 31, 2019, GIP, through CEG, controls Clearway, Inc., and Clearway, Inc. in turn, as the sole managing member of the Company, controls the Company and its subsidiaries.
As of December 31, 2019, GIP, through CEG, owned 42,738,750 of each of the Company's Class B units and Class D units and Clearway, Inc. owned 34,599,645 of the Company's Class A units and 78,742,854 of the Company's Class C units. Clearway, Inc., through its holdings of Class A units and Class C units, has a 57.01% economic interest in the Company. GIP, through CEG's holdings of Class B units and Class D units, has a 42.99% economic interest in the Company.
The diagram below depicts the Company’s organizational structure as of December 31, 2019:

GIP III Zephyr Acquisition Partners, L.P.
Clearway Energy Group LLC
Public shareholders
Class B Units and Class D Units Aggregate 42.99% Economic Interest
Class B Common Stock and Class D Common Stock Aggregate 54.95% Voting Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock Aggregate 45.05% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 57.01% Economic Interest
Clearway Energy LLC
Clearway Energy Operating LLC
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
Growing the business through acquisitions of contracted operating assets. The Company believes that its base of operations provides a platform in the conventional and renewable power generation and thermal sectors for strategic growth through cash accretive and tax advantaged acquisitions complementary to its existing portfolio. In addition to acquiring renewable generation, conventional generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides it with a competitive advantage, the Company entered into the CEG ROFO Agreement. Under the CEG ROFO Agreement, CEG has granted the Company and its affiliates a right of first offer on any proposed sale, transfer or other disposition of certain assets of CEG, or the CEG ROFO Assets, until August 31, 2023. CEG is not obligated to sell the remaining CEG ROFO Assets to the Company and, if offered by CEG, the Company cannot be sure whether these assets will be offered on acceptable terms, or that the Company will choose to consummate such acquisitions. The assets listed below represent the Company's currently committed investments in projects with CEG and the CEG ROFO Assets:
Committed Investments with CEG

Asset	Technology	Net Capacity (MW)	State	COD
$33 MM remaining in distributed and community solar partnerships(a)	PV	N/A	Various	Various

Clearway Energy Group ROFO

Asset	Technology	Net Capacity (MW)	State	COD
Mililani I	PV	39	HI	2021
Waiawa	PV	36	HI	2021
Langford	Wind	150	TX	2009
Up to $170 MM equity investment in business renewables	PV	TBD	Various	TBD
Rattlesnake(b)	Wind	144	WA	2020
Black Rock	Wind	110	WV	2021
Wildflower	Solar	100	MS	2022
Pinnacle Repowering	Wind	55	WV	2020

(a) On December 26, 2018, the Company and CEG amended the DGPV Holdco 3 partnership agreement to increase the capital commitment of $50 million to $70 million.
(b) On January 8, 2020, CEG offered the Company the opportunity to acquire 100% of the equity interests in Rattlesnake.

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
Maintain sound financial practices to grow the distribution. The Company intends to maintain a commitment to disciplined financial analysis and a balanced capital structure to enable it to increase its distribution over time and serve the long-term interests of its stockholders. The Company's financial practices include a risk and credit policy focused on transacting with creditworthy counterparties; a financing policy, which focuses on seeking an optimal capital structure through various capital formation alternatives to minimize interest rate and refinancing risks, and ensure stable distributions and maximize value. The

Company intends to evaluate various alternatives for financing future acquisitions and refinancing of existing project-level debt, in each case, to reduce the cost of debt, extend maturities and maximize CAFD. The Company believes it has additional flexibility to seek alternative financing arrangements, including, but not limited to, debt financings and equity-like instruments.
Competition
Power generation is a capital-intensive business with numerous and diverse industry participants. The Company competes on the basis of the location of its plants and on the basis of contract price and terms of individual projects. Within the power industry, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies with whom the Company competes depending on the market. Competitors for energy supply are utilities, independent power producers and other providers of distributed generation. The Company also competes to acquire new projects with renewable developers who retain renewable power plant ownership, independent power producers, financial investors and other growth-oriented companies. Competitive conditions may be substantially affected by capital market conditions and by various forms of energy legislation and regulation considered by federal, state and local legislatures and administrative agencies, including tax policy. Such laws and regulations may substantially increase the costs of acquiring, constructing and operating projects, and it could be difficult for the Company to adapt to and operate under such laws and regulations.
The Company's Thermal Business has certain cost efficiencies that may form barriers to entry. Generally, there is only one district energy system in a given territory, for which the only competition comes from on-site systems. While the district energy system can usually make an effective case for the efficiency of its services, some building owners nonetheless may opt for on-site systems, either due to corporate policies regarding allocation of capital, unique situations where an on-site system might in fact prove more efficient or because of previously committed capital in systems that are already on-site. Growth in existing district energy systems generally comes from new building construction or existing building conversions within the service territory of the district energy provider.
Competitive Strengths
Stable, high quality cash flows. The Company's facilities have a stable, predictable cash flow profile consisting of predominantly long-life electric generation assets that sell electricity under long-term fixed priced contracts or pursuant to regulated rates with investment grade and certain other creditworthy counterparties. As discussed above, PG&E, one of the Company's significant customers, filed for bankruptcy on January 29, 2019. The Company's facilities have minimal fuel risk. For the Company's conventional assets, fuel is provided by the toll counterparty or the cost thereof is a pass-through cost under the Contract for Differences. Renewable facilities have no fuel costs, and most of the Company's thermal infrastructure assets have contractual or regulatory tariff mechanisms for fuel cost recovery. The offtake agreements for the Company's conventional and renewable generation facilities have a weighted-average remaining duration, based on CAFD, of approximately 13 years as of December 31, 2019, providing long-term cash flow stability. The Company's generation offtake agreements with counterparties for whom credit ratings are available have a weighted-average Moody’s rating of Ba1 based on rated capacity under contract. All of the Company's assets are in the U.S. and accordingly have no currency or repatriation risks.
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
Significant scale and diversity. The Company owns and operates a large and diverse portfolio of contracted electric generation and thermal infrastructure assets. As of December 31, 2019, the Company's 5,875 net MW contracted generation portfolio benefits from significant diversification in terms of technology, fuel type, counterparty and geography. The Company's Thermal Business consists of thirteen operations, seven of which are district energy centers that provide steam and chilled water to approximately 700 customers, and six of which provide generation. The Company believes its scale and access to best practices across the fleet improves its business development opportunities through enhanced industry relationships, reputation and understanding of regional power market dynamics. Furthermore, the Company's diversification reduces its operating risk profile and reliance on any single market.

Relationship with GIP and CEG. The Company believes that its relationship with GIP and CEG provides significant benefits. GIM, the manager of GIP, is an independent infrastructure fund manager that invests in infrastructure assets and businesses in both OECD and select emerging market countries. GIM has a strong track record of investment and value creation in the renewable energy sector. GIM also has extensive experience with publicly traded yield vehicles and development platforms, ranging from Europe's first application of a yield company/development company model to the largest renewable platform in Asia-Pacific. Additionally, the Company believes that CEG provides the Company access to a highly capable renewable development and operations platform that is aligned to support the Company's growth.
Environmentally well-positioned portfolio of assets. The Company's portfolio of electric generation assets consists of 3,403 net MW of renewable generation capacity that are non-emitting sources of power generation. The Company's conventional assets consist of the dual fuel-fired GenConn assets as well as the Carlsbad, Marsh Landing and Walnut Creek simple cycle natural gas-fired peaking generation facilities and the El Segundo combined cycle natural gas-fired peaking facility. The Company does not anticipate having to expend any significant capital expenditures in the foreseeable future to comply with current environmental regulations applicable to its generation assets. Taken as a whole, the Company believes its strategy will be a net beneficiary of current and potential environmental legislation and regulatory requirements that may serve as a catalyst for capacity retirements and improve market opportunities for environmentally well-positioned assets like the Company's assets once its current offtake agreements expire.
Thermal infrastructure business has high entry costs. Significant capital has been invested to construct the Company's thermal infrastructure assets, serving as a barrier to entry in the markets in which such assets operate. As of December 31, 2019, the Company's thermal gross property, plant, and equipment was approximately $648 million. The Company's thermal district energy centers are located in urban city areas, with the chilled water and steam delivery systems located underground. Constructing underground delivery systems in urban areas requires long lead times for permitting, rights of way and inspections and is costly. By contrast, the incremental cost to add new customers in existing markets is relatively low. Once thermal infrastructure is established, the Company believes it has the ability to retain customers over long periods of time and to compete effectively for additional business against stand-alone on-site heating and cooling generation facilities. Installation of stand-alone equipment can require significant modification to a building as well as significant space for equipment and funding for capital expenditures. The Company's system technologies often provide economies of scale in terms of fuel procurement, ability to switch between multiple types of fuel to generate thermal energy, and fuel conversion efficiency.
Segment Review
The following tables summarize the Company's operating revenues, net income (loss) and assets by segment for the years ended December 31, 2019, 2018 and 2017, as discussed in Item 15 — Note 12, Segment Reporting, to the Consolidated Financial Statements.

	Year ended December 31, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$346	$485	$201	$—	$1,032
Net income (loss)	135	(104)	(5)	(127)	(101)
Total assets	2,753	6,186	633	33	9,605

	Year ended December 31, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$337	$523	$193	$—	$1,053
Net income (loss)	135	86	29	(115)	135
Total assets	1,788	5,836	516	308	8,448

	Year ended December 31, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$501	$172	$—	$1,009
Net income (loss)	120	8	25	(92)	61
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
Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to a percentage of the cost of a wind facility may be claimed in lieu of the PTC. In order to qualify for the PTC (or ITC in lieu of the PTC), construction of a wind facility must begin before a specified date and the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. The Internal Revenue Service, or IRS, issued guidance stating that the safe harbor for continuous efforts and continuous construction requirements will generally be satisfied if the facility is placed in service no more than four years after the year in which construction of the facility began. The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the beginning construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value.
Owners of solar projects are eligible to claim an ITC for new solar projects. Tax credits for qualifying wind and solar projects are subject to the following phase-down schedule.

	Year construction of project begins
	2015	2016	2017	2018	2019	2020	2021	2022
PTC(a)	100%	100%	80%	60%	40%	60%	0	0
Wind ITC	30%	30%	24%	18%	12%	18%	0	0
Solar ITC(b)	30%	30%	30%	30%	30%	26%	22%	10%
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

FERC
FERC, among other things, regulates the transmission and the wholesale sale of electricity in interstate commerce under the authority of the FPA. The transmission and sale of electric energy occurring wholly within ERCOT is not subject to FERC’s jurisdiction. Under existing regulations, FERC has the authority to determine whether an entity owning a generation facility is an EWG, as defined in the PUHCA. FERC also has the authority to determine whether a generation facility meets the applicable criteria of a QF under the PURPA. Each of the Company’s generating facilities qualifies as either an EWG or QF.
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
Public utilities are required to obtain FERC’s acceptance, pursuant to Section 205 of the FPA, of their rate schedules for the wholesale sale of electricity. All of the Company’s non-QF generating entities located outside of ERCOT make sales of electricity pursuant to market-based rates, as opposed to traditional cost-of-service regulated rates. FERC conducts a review of the market-based rates of Company public utilities and potential market power every three years according to a regional schedule established by FERC.
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
The PURPA was passed in 1978 in large part to promote increased energy efficiency and development of independent power producers. The PURPA created QFs to further both goals, and FERC is primarily charged with administering the PURPA as it applies to QFs. QFs are exempt from certain regulations under the FPA.
The PUHCA provides FERC with certain authority over and access to books and records of public utility holding companies not otherwise exempt by virtue of their ownership of EWGs, QFs, and Foreign Utility Companies. The Company is exempt from many of the accounting, record retention, and reporting requirements of the PUHCA.
Environmental Matters
The Company is subject to a wide range of environmental laws during the development, construction, ownership and operation of facilities. These existing and future laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of facilities. The Company is obligated to comply with all environmental laws and regulations applicable within each jurisdiction and required to implement environmental programs and procedures to monitor and control risks associated with the construction, operation and decommissioning of regulated or permitted energy assets. Federal and state environmental laws have historically become more stringent over time, although this trend could change in the future.
A number of regulations that may affect the Company are under review, including the publishing of the Affordable Clean Energy (ACE) rule and state analogs to MBTA requirements for incidental take. The Company will evaluate the impact of these regulations as they are revised but cannot fully predict the impact of each until anticipated revisions and legal challenges are resolved. To the extent the regulations restrict or otherwise impact the Company's operations, the regulations could have a negative impact on the Company's financial performance.
Clean Air Act
Affordable Clean Energy — The attention in recent years on GHG emissions has resulted in federal regulations and state legislative and regulatory action. In 2015, the EPA finalized the Clean Power Plan (CPP) which addressed GHG emissions from existing electric utility steam generating units. The CPP was challenged in court and in 2016 the U.S. Supreme Court stayed the CPP. In 2018, the EPA published the proposed ACE rule to replace the CPP. The ACE rule establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing power plants. The ACE rule also reinforces the states’ broad discretion in establishing and applying emissions standards to new emission sources. The ACE rule is currently being litigated in the D.C. Circuit.

Migratory Bird Treaty Act
In 2019, Senator Lowenthal of New York developed a draft bill — the Migratory Bird Protection Act of 2019 — to reinstate the interpretation that incidental take is prohibited under the MBTA, overriding the recent Trump-administration Solicitor’s Opinion M-37050 that held the MBTA only applies to intentional takings.  The draft bill also develops a general permitting program that covers incidental take of migratory birds.  To the extent that renewable energy takes migratory birds, it typically is incidental to its operations.
In 2019, Assembly Member Kalra introduced AB 454 to protect migratory bird species in California. This new bill was intended to backstop the MBTA. The bill, which sunsets on January 20, 2025, makes it unlawful to take or possess any migratory bird in California except as provided by pre-2017 federal guidance. The bill was approved by the State Legislature and signed into law by Governor Newsom in October 2019.
Customers
The Company sells its electricity and environmental attributes, including RECs, primarily to local utilities under long-term, fixed-price PPAs. During the year ended December 31, 2019, the Company derived approximately 40% of its consolidated revenue from Southern California Edison, or SCE, and approximately 22% of its consolidated revenue from PG&E. See Pacific Gas and Electric Company Bankruptcy within this Item 1, Business and "Risks Related to the PG&E Bankruptcy" found in Item 1A, Risk Factors, to this Annual Report on Form 10-K for additional information regarding the PG&E Bankruptcy.
Employees
As of December 31, 2019, the Company had 307 employees.
Available Information
The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through the "Investor Relations" section of Clearway, Inc.'s website, www.clearwayenergy.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The Company also routinely posts press releases, presentations, webcasts, and other information regarding the Company on Clearway, Inc.'s website. The information posted on Clearway, Inc.'s website is not a part of this report.

Item 1A — Risk Factors
Risks related to the PG&E Bankruptcy
The PG&E Bankruptcy could adversely affect the Company’s results of operations, financial condition and cash flows.
On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, or the Bankruptcy Court. PG&E is one of the Company's largest customers, representing approximately 22% of the Company's consolidated operating revenues during the year ended December 31, 2019 and 14% of total accounts receivable as of December 31, 2019. Certain subsidiaries of the Company, which hold interests in six solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW, sell the output of their facilities to PG&E under long-term PPAs. The Company consolidates three of the solar facilities and Marsh Landing, and records its interest in the other solar facilities as equity method investments.  Most of the PPAs with PG&E have contract prices that are higher than currently estimated market prices.  These contracts are subject to review by the Bankruptcy Court.
On September 9, 2019, PG&E filed a Chapter 11 plan of reorganization, or the PG&E Plan, which would provide for PG&E to assume all of its PPAs with the Company. On October 17, 2019, an ad hoc group of senior noteholders filed a competing plan of reorganization, which would also provide for PG&E to assume all of its PPAs with the Company.
On January 22, 2020, PG&E announced it had reached an agreement with a group of senior noteholders, and on January 31, 2020, the PG&E Plan was amended to provide for the eventual implementation of such settlement. On February 4, 2020, the Bankruptcy Court approved such settlement, and the noteholders have accordingly agreed to support the PG&E Plan. On February 5, 2020, the noteholders caused the ad hoc noteholder plan to be withdrawn. There are many conditions that must be satisfied before the PG&E Plan and assumption of the PPAs can become effective, including but not limited to approvals by various classes of creditors, the Bankruptcy Court, and the CPUC. A hearing before the Bankruptcy Court to consider whether the PG&E Plan will be approved and confirmed is currently expected to occur on May 27, 2020.

Although the PG&E Bankruptcy filing triggered defaults under the PPAs with the PG&E and under the related financing agreements for each respective facility, as of March 2, 2020, the Company's contracts with PG&E have operated in the normal course and the Company currently expects these contracts to continue as such. As of March 2, 2020, the Company has entered into forbearance agreements for certain project-level financing arrangements and continues to seek forbearance agreements for its other project-level financing arrangements affected by the PG&E Bankruptcy. The Company continues to assess the potential future impacts of the PG&E Bankruptcy as events occur. For further discussion, see Item 15 — Note 10,Long-term Debt
If PG&E does not have the financial means or refuses to pay the amounts owing to the Company under the PPAs, and if the Company cannot recover the amounts owed through other means, the Company may be required to write-off all, or a portion of, any outstanding accounts receivable, and to impair its fixed assets. Any such results would adversely affect the Company's financial results.
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
A significant portion of the electric power the Company generates is sold under long-term offtake agreements with public utilities or industrial or commercial end-users, with a weighted average remaining duration, based on CAFD, of approximately 13 years. As of December 31, 2019, the largest customers of the Company's power generation assets, including assets in which the Company has less than a 100% membership interest, were SCE and PG&E, which represented 40%and 22%, respectively, of total consolidated revenues generated by the Company during the year ended December 31, 2019. As previously noted, on January 29, 2019, PG&E filed for reorganization under Chapter 11 of the Bankruptcy Code.
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
Certain of the Company's conventional and renewable assets are newly constructed. The ability of these facilities to meet the Company's performance expectations is subject to the risks inherent in newly constructed power generation facilities and the construction of such facilities, including, but not limited to, degradation of equipment in excess of the Company's expectations, system failures, and outages. The failure of these facilities to perform as the Company expects could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and its ability to pay distributions to Clearway, Inc. and CEG.
Pursuant to the Company's cash distribution policy, the Company intends to distribute a significant amount of the CAFD through regular quarterly distributions, and the Company's ability to grow and make acquisitions through cash on hand could be limited.
The Company expects to distribute a significant amount of the CAFD each quarter and to rely primarily upon external financing sources, including the issuance of debt and equity securities and, if applicable, borrowings under the Company's revolving credit facility to fund acquisitions and growth capital expenditures. The Company may be precluded from pursuing otherwise attractive acquisitions if the projected short-term cash flow from the acquisition or investment is not adequate to service the capital raised to fund the acquisition or investment, after giving effect to the Company's available cash reserves. The incurrence of bank borrowings or other debt by Clearway Energy Operating LLC or by the Company's project-level subsidiaries to finance the Company’s growth strategy will result in increased interest expense and the imposition of additional or more restrictive covenants, which, in turn, may impact the cash distributions the Company makes to Clearway, Inc. and CEG.
The Company may not be able to effectively identify or consummate any future acquisitions on favorable terms, or at all.
The Company's business strategy includes growth through the acquisitions of additional generation assets (including through corporate acquisitions). This strategy depends on the Company’s ability to successfully identify and evaluate acquisition opportunities and consummate acquisitions on favorable terms. However, the number of acquisition opportunities is limited. In addition, the Company will compete with other companies for these limited acquisition opportunities, which may increase the Company’s cost of making acquisitions or cause the Company to refrain from making acquisitions at all. Some of the Company’s competitors for acquisitions are much larger than the Company with substantially greater resources. These companies may be able to pay more for acquisitions and may be able to identify, evaluate, bid for and purchase a greater number of assets than the Company’s financial or human resources permit. If the Company is unable to identify and consummate future acquisitions, it will impede the Company’s ability to execute its growth strategy and limit the Company’s ability to increase the amount of dividends paid to holders of Clearway, Inc.'s common stock.
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

Finally, the acquisition of companies and assets are subject to substantial risks, including the failure to identify material problems during due diligence (for which the Company may not be indemnified post-closing), the risk of overpaying for assets (or not making acquisitions on an accretive basis) and the ability to retain customers. Further, the integration and consolidation of acquisitions requires substantial human, financial and other resources and, ultimately, the Company's acquisitions may divert management’s attention from the Company's existing business concerns, disrupt the Company's ongoing business or not be successfully integrated. There can be no assurances that any future acquisitions will perform as expected or that the returns from such acquisitions will support the financing utilized to acquire them or maintain them. As a result, the consummation of acquisitions may have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and ability to pay distributions to Clearway, Inc. and CEG.
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
As of December 31, 2019, the Company had approximately $6,857 million of total consolidated indebtedness, $5,175 million of which was incurred by the Company's non-guarantor subsidiaries. In addition, the Company’s share of its unconsolidated affiliates’ total indebtedness and letters of credit outstanding as of December 31, 2019, totaled approximately $889 million and $83 million, respectively (calculated as the Company’s unconsolidated affiliates’ total indebtedness as of such date multiplied by the Company’s percentage membership interest in such assets).
The Company’s substantial debt could have important negative consequences on the Company’s financial condition, including:

•	increasing the Company’s vulnerability to general economic and industry conditions;

•
requiring a substantial portion of the Company’s cash flow from operations to be dedicated to the payment of principal and interest on the Company’s indebtedness, therefore reducing the Company’s ability to pay distributions to Clearway, Inc. and CEG or to use the Company’s cash flow to fund its operations, capital expenditures and future business opportunities;

•	limiting the Company’s ability to enter into long-term power sales or fuel purchases which require credit support;

•	limiting the Company’s ability to fund operations or future acquisitions;

•
restricting the Company’s ability to make certain distributions to Clearway, Inc. and CEG and the ability of the Company’s subsidiaries to make certain distributions to it, in light of restricted payment and other financial covenants in the Company’s credit facilities and other financing agreements;

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
Changes in the method of determining the London Interbank Offered Rate, or the replacement of the London Interbank Offered Rate with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
Amounts drawn under the Company's revolving credit facility and certain of the Company's project-level debt facilities currently bear interest at rates based on the London Interbank Offered Rate, or LIBOR. On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. While the Company's revolving credit facility includes a mechanism to amend the facilities to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR, many of the Company's project-level debt facilities and swap arrangements do not. The Company has not yet pursued any technical amendments or other contractual alternatives to address this matter and is currently evaluating the impact of the potential replacement of LIBOR. If no such amendments or other contractual alternatives are established on or prior to the phase-out of LIBOR, interest under the Company's revolving credit facility and other project-level debt facilities will bear interest at higher rates based on the prime rate until such amendments or other contractual amendments are established.  Even if the Company has entered into interest rate swaps or other derivative instruments for purposes of managing its interest rate exposure, these hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR, and the Company may incur losses as a result.  In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. The potential increase in the Company’s interest expense as a result of the phase-out of LIBOR and uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have an adverse effect on the Company's business, financial condition, results of operations and cash flows.
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
The Company's electric generation business is subject to extensive U.S. federal, state and local laws and regulations. Compliance with the requirements under these various regulatory regimes may cause the Company to incur significant additional costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines, and/or civil or criminal liability. Public utilities under the FPA are required to obtain FERC acceptance of their rate schedules for wholesale sales of electric energy, capacity and ancillary services. Except for generating facilities located in Hawaii or Texas within the footprint of ERCOT, all of the Company’s generating companies are public utilities under the FPA with market-based rate authority unless exempt from FPA public utility rate regulation. FERC's orders that grant market-based rate authority to wholesale power sellers reserve the right to revoke or revise that authority if FERC subsequently determines that the seller can exercise market power in transmission or generation, create barriers to entry, or engage in abusive affiliate transactions. In addition, public utilities are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose the company to criminal and civil penalties or other risks.
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
All of the Company's generating assets are operating either as EWGs as defined under the PUHCA, or as QFs as defined under the PURPA, as amended, and therefore are exempt from certain regulation under the PUHCA and the FPA. If a facility fails to maintain its status as an EWG or a QF or there are legislative or regulatory changes revoking or limiting the exemptions to the PUHCA and/or the FPA, then the Company may be subject to significant accounting, record-keeping, access to books and records and reporting requirements, and failure to comply with such requirements could result in the imposition of penalties and additional compliance obligations.
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
Climate change creates uncertainty in weather and other environmental conditions, including temperature and precipitation levels, and thus may affect consumer demand for electricity. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, cloud coverage, precipitation, floods and other climatic events, could disrupt the Company's operations and supply chain, and cause them to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs.
GHG regulation could increase the cost of electricity generated by fossil fuels, and such increases could reduce demand for the power the Company's conventional assets generate and market. Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act's Prevention of Significant Deterioration and Title V programs and has adopted regulations that require, among other things, preconstruction and operating permits for certain large stationary sources and the monitoring and reporting of GHGs from certain onshore oil and natural gas production sources on an annual basis.
In addition, in 2015, the U.S., Canada and the U.K. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (which set GHG emission reduction goals) every five years beginning in 2020. In November 2019, the U.S. submitted formal notification to the United Nations that it intends to withdraw from the Paris Agreement in November 2020. There are no guarantees that the agreement will not be re-implemented in the U.S., or re-implemented in part by specific U.S. states or local governments. The U.S. Congress, along with federal and state agencies, has also considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase the cost of environmental compliance for the Company’s conventional assets by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain and maintain permits and other regulatory approvals for the Company’s conventional assets’ existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas we gather, transport and store. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit the Company by increasing demand for solar or wind energy sources. In addition, governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S., including climate change related pledges made by certain candidates in the U.S. presidential campaign. The effect on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

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
Numerous functions affecting the efficient operation of the Company’s businesses depend on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of the Company's generating assets relies on cyber-based technologies and has been the target of disruptive actions. Potential disruptive actions could result from cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, or otherwise be compromised by unintentional events. As a result, operations could be interrupted, property could be damaged and sensitive customer information could be lost or stolen, causing the Company to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to the Company's reputation. In addition, the Company may experience increased capital and operating costs to implement increased security for its cyber systems and generating assets.
Government regulations providing incentives for renewable generation could change at any time and such changes may negatively impact the Company's growth strategy.
The Company's growth strategy depends in part on government policies that support renewable generation and enhance the economic viability of owning renewable electric generation assets. Renewable generation assets currently benefit from various federal, state and local governmental incentives such as ITCs, cash grants in lieu of ITCs, loan guarantees, RPS, programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. In December 2015, the U.S. Congress enacted an extension of the 30% solar ITC so that projects that began construction in 2016 through 2019 will continue to qualify for the 30% ITC.  Projects beginning construction in 2020 and 2021 will be eligible for the ITC at the rates of 26% and 22%, respectively.  The same legislation also extended the 10-year wind PTC for wind projects that began construction in 2016 through 2019.  Wind projects that began construction in 2018 or 2019 are eligible for PTCS at 60% and 40% of the statutory rate per kWh, respectively. In December 2019, the U.S. Congress extended the 10-year wind PTC for wind projects that begin construction in 2020, and such projects are eligible for PTCs at 60% of the statutory rate per kWh. The same legislation also extended an 18% ITC in lieu of the PTC for wind projects that begin construction in 2020.
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
The Company depends on electric distribution and transmission facilities owned and operated by others to deliver the wholesale power it will sell from its electric generation assets to its customers. A failure or delay in the operation or development of these facilities or a significant increase in the cost of the development of such facilities could result in lost revenues. Such failures or delays could limit the amount of power the Company's operating facilities deliver or delay the completion of the Company's construction projects. Additionally, such failures, delays or increased costs could have a material adverse effect on the business, financial condition and results of operations. If a region's power transmission infrastructure is inadequate, the Company's recovery of wholesale costs and profits may be limited. If restrictive transmission price regulation is imposed, the transmission companies may not have a sufficient incentive to invest in expansion of transmission infrastructure. The Company also cannot predict whether distribution or transmission facilities will be expanded in specific markets to accommodate competitive access to those markets. In addition, certain of the Company's operating facilities' generation of electricity may be curtailed without compensation due to transmission limitations or limitations on the electricity grid's ability to accommodate intermittent and other electricity generating sources, reducing the Company's revenues and impairing its ability to capitalize fully on a particular facility's generating potential. Such curtailments could have a material adverse effect on the business, financial condition, results of operations and cash flows. Furthermore, economic congestion on transmission networks in certain of the markets in which the Company operates may occur and the Company may be deemed responsible for congestion costs. If the Company were liable for such congestion costs, its financial results could be adversely affected.
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
GIP, through its ownership of CEG, owns all of the outstanding Class B and Class D common stock of Clearway, Inc. and owns 54.95% of the combined voting power of Clearway, Inc. as of December 31, 2019. As a result of GIP's ownership of Clearway, Inc. and Clearway, Inc.'s position as sole managing member of the Company, GIP has a substantial influence on the Company's affairs and its voting power will constitute a large percentage of any quorum of Clearway, Inc.'s stockholders voting on any matter requiring the approval of its stockholders. Such matters include the approval of mergers or sale of all or substantially all of its assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of Clearway, Inc. or discouraging others from making tender offers for their shares. In addition, GIP has the right to elect all of Clearway, Inc.'s directors. GIP may cause corporate actions to be taken even if their interests conflict with the interests of Clearway, Inc.'s other stockholders (including holders of Clearway, Inc.'s Class A and Class C common stock).
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
The Company also depends upon CEG and NRG for the provision of management, administration, O&M and certain other services at certain of the Company's facilities. Any failure by CEG or NRG to perform its requirements under these arrangements or the failure by the Company to identify and contract with replacement service providers, if required, could adversely affect the operation of the Company's facilities and have a material adverse effect on the business, financial condition, results of operations and cash flows.
GIP and its affiliates control the Company and have the ability to designate a majority of the members of Clearway, Inc.'s Board.
Due to GIP's approximate 54.95% combined voting power in Clearway, Inc., the ability of other holders of Clearway, Inc.’s Class A and Class C common stock to exercise control over the corporate governance of the Company is limited. GIP and its affiliates have a substantial influence on Clearway, Inc.’s affairs and its voting power constitutes a large percentage of any quorum of Clearway, Inc.’s stockholders voting on any matter requiring the approval of Clearway, Inc.’s stockholders. GIP and its affiliates may hold certain interests that are different from those of the Company or other holders of Clearway, Inc.'s Class A and Class C common stock and there is no assurance that GIP and its affiliates will exercise its control over the Company in a manner that is consistent with the Company’s interests or those of the holders of Clearway, Inc.'s Class A and Class C common stock.
The Company may not be able to consummate future acquisitions from CEG.
The Company's ability to grow through acquisitions depends, in part, on CEG's ability to identify and present the Company with acquisition opportunities. Although CEG has agreed, pursuant to the CEG ROFO Agreement, to grant the Company a right of first offer with respect to certain power generation assets that CEG may elect to sell in the future, CEG is under no obligation to sell any such power generation assets or to accept any related offers from the Company. In addition, CEG has not agreed to commit any minimum level of dedicated resources for the pursuit of renewable power-related acquisitions. There are a number of factors which could materially and adversely impact the extent to which suitable acquisition opportunities are made available from CEG, including that the same professionals within CEG's organization that are involved in acquisitions that are suitable for the Company have responsibilities within CEG's broader asset management business, which may include sourcing acquisition opportunities for CEG. Limits on the availability of such individuals will likewise result in a limitation on the availability of acquisition opportunities for the Company. In making these determinations, CEG may be influenced by factors that result in a misalignment with the Company's interests or conflict of interest.

The Company may be unable to terminate the CEG Master Services Agreement, in certain circumstances.
The CEG Master Services Agreement provides that the Company may terminate the agreement upon 30 days prior written notice to CEG upon the occurrence of any of the following: (i) CEG defaults in the performance or observance of any material term, condition or covenant contained therein in a manner that results in material harm to the Company and the default continues unremedied for a period of 30 days after written notice thereof is given to CEG; (ii) CEG engages in any act of fraud, misappropriation of funds or embezzlement that results in material harm to the Company; (iii) CEG is grossly negligent in the performance of its duties under the agreement and such negligence results in material harm to the Company; or (iv) upon the happening of certain events relating to the bankruptcy or insolvency of CEG. Furthermore, if the Company requests an amendment to the scope of services provided by CEG under the CEG Master Services Agreement and is not able to agree with CEG as to a change to the service fee resulting from a change in the scope of services within 180 days of the request, the Company will be able to terminate the agreement upon 30 days prior notice to CEG. The Company will not be able to terminate the agreement for any other reason, including if CEG experiences a change of control, and the agreement continues in perpetuity, until terminated in accordance with its terms. If CEG's performance does not meet the expectations of investors, and the Company is unable to terminate the CEG Master Services Agreement, the market price of the Class A and Class C common stock could suffer.
If CEG terminates the CEG Master Services Agreement or defaults in the performance of its obligations under the agreement, the Company may be unable to contract with a substitute service provider on similar terms, or at all.
The Company relies on CEG to provide certain services under the CEG Master Services Agreement. The CEG Master Services Agreement provides that CEG may terminate the agreement upon 180 days prior written notice of termination to the Company if the Company defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm and the default continues unremedied for a period of 30 days after written notice of the breach is given. If CEG terminates the Management Services Agreement or defaults in the performance of its obligations under the agreement, the Company may be unable to contract with CEG or a substitute service provider on similar terms or at all, and the costs of substituting service providers may be substantial. In addition, in light of CEG's familiarity with the Company's assets, a substitute service provider may not be able to provide the same level of service due to lack of pre-existing synergies.
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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties
Listed below are descriptions of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2019.

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Conventional
Carlsbad	Carlsbad, CA	527	527	100%	Natural Gas	December 2018	San Diego Gas & Electric	2038
El Segundo	El Segundo, CA	550	550	100%	Natural Gas	August 2013	Southern California Edison	2023
GenConn Devon	Milford, CT	190	95	50%	Natural Gas/Oil	June 2010	Connecticut Light & Power	2040
GenConn Middletown	Middletown, CT	190	95	50%	Natural Gas/Oil	June 2011	Connecticut Light & Power	2041
Marsh Landing	Antioch, CA	720	720	100%	Natural Gas	May 2013	Pacific Gas and Electric	2023
Walnut Creek	City of Industry, CA	485	485	100%	Natural Gas	May 2013	Southern California Edison	2023
Total Conventional		2,662	2,472
Utility Scale Solar
Agua Caliente	Dateland, AZ	290	46	16%	Solar	June 2014	Pacific Gas and Electric	2039
Alpine	Lancaster, CA	66	66	100%	Solar	January 2013	Pacific Gas and Electric	2033
Avenal	Avenal, CA	45	23	50%	Solar	August 2011	Pacific Gas and Electric	2031
Avra Valley	Pima County, AZ	26	26	100%	Solar	December 2012	Tucson Electric Power	2032
Blythe	Blythe, CA	21	21	100%	Solar	December 2009	Southern California Edison	2029
Borrego	Borrego Springs, CA	26	26	100%	Solar	February 2013	San Diego Gas and Electric	2038
Buckthorn Solar (b)	City of Georgetown, TX	154	154	100%	Solar	July 2018	City of Georgetown, TX	2043
CVSR	San Luis Obispo, CA	250	250	100%	Solar	October 2013	Pacific Gas and Electric	2038
Desert Sunlight 250	Desert Center, CA	250	63	25%	Solar	December 2014	Southern California Edison	2034
Desert Sunlight 300	Desert Center, CA	300	75	25%	Solar	December 2014	Pacific Gas and Electric	2039
Kansas South	Lemoore, CA	20	20	100%	Solar	June 2013	Pacific Gas and Electric	2033
Kawailoa (b)	Oahu, HI	49	24	48%	Solar	November 2019	Hawaiian Electric Company	2041
Oahu Solar Projects (b)	Oahu, HI	61	58	95%	Solar	September 2019	Hawaiian Electric Company	2041
Roadrunner	Santa Teresa, NM	20	20	100%	Solar	August 2011	El Paso Electric	2031
TA High Desert	Lancaster, CA	20	20	100%	Solar	March 2013	Southern California Edison	2033
Utah Solar Portfolio (b)	various	530	265	50%	Solar	July - September 2016	PacifiCorp	2036
Total Utility Scale Solar		2,128	1,157
Distributed Solar
Apple I LLC Projects	CA	3	3	100%	Solar	October 2012 - December 2012	Various	2032
AZ DG Solar Projects	AZ	5	5	100%	Solar	December 2010 - January 2013	Various	2025 - 2033
SPP Projects	Various	25	25	100%	Solar	June 2008 - June 2012	Various	2026 - 2037
Other DG Projects	Various	13	13	100%	Solar	October 2012 - October 2015	Various	2023 - 2039

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Total Distributed Solar		46	46
Wind
Alta I	Tehachapi, CA	150	150	100%	Wind	December 2010	Southern California Edison	2035
Alta II	Tehachapi, CA	150	150	100%	Wind	December 2010	Southern California Edison	2035
Alta III	Tehachapi, CA	150	150	100%	Wind	February 2011	Southern California Edison	2035
Alta IV	Tehachapi, CA	102	102	100%	Wind	March 2011	Southern California Edison	2035
Alta V	Tehachapi, CA	168	168	100%	Wind	April 2011	Southern California Edison	2035
Alta X (b)	Tehachapi, CA	137	137	100%	Wind	February 2014	Southern California Edison	2038
Alta XI (b)	Tehachapi, CA	90	90	100%	Wind	February 2014	Southern California Edison	2038
Buffalo Bear	Buffalo, OK	19	19	100%	Wind	December 2008	Western Farmers Electric Co-operative	2033
Crosswinds (b)	Ayrshire, IA	21	21	99%	Wind	June 2007	Corn Belt Power Cooperative	2027
Elbow Creek (b)	Howard County, TX	122	122	100%	Wind	December 2008	various	2029
Elkhorn Ridge (b)	Bloomfield, NE	81	54	66.7%	Wind	March 2009	Nebraska Public Power District	2029
Forward (b)	Berlin, PA	29	29	100%	Wind	April 2008	Constellation NewEnergy, Inc.	2022
Goat Wind (b)	Sterling City, TX	150	150	100%	Wind	April 2008/June 2009	Dow Pipeline Company	2025
Hardin (b)	Jefferson, IA	15	15	99%	Wind	May 2007	Interstate Power and Light Company	2027
Laredo Ridge	Petersburg, NE	80	80	100%	Wind	February 2011	Nebraska Public Power District	2031
Lookout (b)	Berlin, PA	38	38	100%	Wind	October 2008	Southern Maryland Electric Cooperative	2030
Odin (b)	Odin, MN	20	20	99.9%	Wind	June 2008	Missouri River Energy Services	2028
Pinnacle	Keyser, WV	55	55	100%	Wind	December 2011	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa (b)	Elida, NM	120	90	75%	Wind	December 2005	Southwestern Public Service Company	2025
Sleeping Bear (b)	Woodward, OK	95	95	100%	Wind	October 2007	Public Service Company of Oklahoma	2032
South Trent	Sweetwater, TX	101	101	100%	Wind	January 2009	AEP Energy Partners	2029
Spanish Fork (b)	Spanish Fork, UT	19	19	100%	Wind	July 2008	PacifiCorp	2028
Spring Canyon II (b)	Logan County, CO	32	29	90.1%	Wind	October 2014	Platte River Power Authority	2039
Spring Canyon III(b)	Logan County, CO	28	25	90.1%	Wind	December 2014	Platte River Power Authority	2039
Taloga	Putnam, OK	130	130	100%	Wind	July 2011	Oklahoma Gas & Electric	2031
Wildorado (b)	Vega, TX	161	161	100%	Wind	April 2007	Southwestern Public Service Company	2027
Total Wind		2,263	2,200
Thermal Generation
CA Fuel Cell	Tulare, CA	3	3	100%	Natural Gas	May 2018	City of Tulare	2038

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Dover (c)	Dover, DE	103	103	100%	Natural Gas	June 2013	various	N/A
ECP Uptown Campus	Pittsburgh, PA	6	6	100%	Natural Gas	May 2019	Duquesne University	2029
Energy Center - Pittsburgh	Pittsburgh, PA	7	7	100%	Diesel	January 2019	University of Pittsburgh Medical Center	2038
Paxton Creek Cogen	Harrisburg, PA	12	12	100%	Natural Gas	November 1986	Power sold into PJM markets
Princeton Hospital	Princeton, NJ	5	5	100%	Natural Gas	January 2012	Excess power sold to local utility
Tucson Convention Center	Tucson, AZ	2	2	100%	Natural Gas	January 2003	Excess power sold to local utility
University of Bridgeport	Bridgeport, CT	1	1	100%	Natural Gas	April 2015	University of Bridgeport	2034
Total Thermal Generation		139	139
Total Clearway Energy LLC (d)		7,238	6,014

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2019.
(b) Projects are part of tax equity arrangements, as further described in Item 15—Note 2, Summary of Significant Accounting Policies.
(c) Includes assets held for sale as of December 31, 2019, as further described in Item 15—Note 3, Acquisitions and Dispositions.
(d) Clearway Energy LLC's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. Clearway Energy, LLC's generation capacity including this noncontrolling interest was 6,020 MWs.
In addition to the facilities owned or leased in the table above, the Company entered into partnerships to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 320 MW based on cash to be distributed. For further discussions, refer to Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the Consolidated Financial Statements.

The following table summarizes the Company's thermal steam and chilled water facilities as of December 31, 2019:

Name and Location of Facility	Thermal Energy Customers (steam/chilled water )	% Owned	Rated Megawatt Thermal Equivalent Capacity (MWt)	Net Megawatt Thermal Equivalent Capacity (MWt) (c)	Generating Capacity
Energy Center Minneapolis, MN	100 steam	100	315	315	Steam: 1,075 MMBtu/hr.
	55 chilled water	100	136	136	Chilled water: 38,700 tons
ECP Uptown Campus	Duquesne University	100	53	53	Steam: 181 MMBtu/hr.
	Duquesne University	100	20	20	Chilled water: 5,790 tons
Energy Center San Francisco, CA	180 steam	100	133	133	Steam: 454 MMBtu/hr.
Energy Center Omaha, NE	60 steam	100	198	198	Steam: 675 MMBtu/hr.
	65 chilled water	100	99	99	Chilled water: 28,000 tons
Energy Center Harrisburg, PA	125 steam	100	108	108	Steam: 370 MMBtu/hr.
	5 chilled water	100	14	14	Chilled water: 3,900 tons
Energy Center Phoenix, AZ	40 chilled water	24	5	1	Steam: 17 MMBtu/hr.
		0.12 (a)	14	2	Chilled water: 3,920 tons
		100	104	104	Chilled water: 29,600 tons
		0 (a)	28	0	Chilled water: 8,000 tons
Energy Center Pittsburgh, PA	25 steam	100	132	132	Steam: 452 MMBtu/hr.
	25 chilled water	100	78	78	Chilled water: 22,224 tons
Energy Center San Diego, CA	20 chilled water	100	33	33	Chilled water: 9,295 tons
Energy Center Dover, DE (b)	Kraft Heinz Company; Proctor and Gamble	100	66	66	Steam: 225 MMBtu/hr.
Energy Center Princeton, NJ	Princeton HealthCare System	100	21	21	Steam: 72 MMBtu/hr.
	Princeton HealthCare System	100	17	17	Chilled water: 4,700 tons
Total generating capacity			1,574	1,530

(a) Net MWt capacity excludes 19 MWt available under the right-to-use provisions contained in agreements between one of the Company's thermal facilities and certain of its customers.
(b) Project is deemed to be held for sale as of December 31, 2019. For further information see Item 15 — Note 3, Acquisitions and Dispositions.
(c) Net megawatt thermal equivalent capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2019.

Item 3 — Legal Proceedings
See "Pacific Gas and Electric Company Bankruptcy" found in Item 1— Business, of this Annual Report on Form 10-K and Item 15 — Note 14, Commitments and Contingencies, to the Consolidated Financial Statements for discussion of the material legal proceedings to which the Company is a party or of which any of its properties is subject.

Item 4 — Mine Safety Disclosures
Not applicable.

PART II
Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
As of the date of this report, there is no publicly-traded market for the Company's membership units. All of the Company's Class A and Class C units are held by Clearway, Inc. and all of the Company's Class B and Class D units are held by CEG.
Distributions
The following table lists the distributions paid on the Company's Class A, Class B, Class C and Class D units during the year ended December 31, 2019:

	Fourth Quarter 2019	Third Quarter 2019	Second Quarter 2019	First Quarter 2019
Distributions per Class A and Class B unit	$0.20	$0.20	$0.20	$0.20
Distributions per Class C and Class D unit	$0.20	$0.20	$0.20	$0.20
On February 18, 2020, the Company declared a quarterly distribution on its Class A, Class B, Class C and Class D units of $0.21 per unit payable on March 16, 2020.

Item 6 — Selected Financial Data
The historical data in the table below should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 15 and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended December 31,
(In millions)	2019	2018	2017	2016	2015
Statement of Income Data:
Operating Revenues
Total operating revenues	$1,032	$1,053	$1,009	$1,035	$968
Operating Costs and Expenses
Cost of operations	342	332	326	308	323
Depreciation and amortization	396	331	334	303	303
Impairment losses	33	—	44	185	1
General and administrative	27	20	19	14	10
Transaction and integration costs	3	20	3	1	3
Development costs	5	3	—	—	—
Total operating costs and expenses	806	706	726	811	640
Operating Income	226	347	283	224	328
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	83	74	71	60	31
Other income, net	9	8	4	3	3
Loss on debt extinguishment	(16)	—	(3)	—	(9)
Interest expense, net	(403)	(294)	(294)	(272)	(258)
Total other expense, net	(327)	(212)	(222)	(209)	(233)
Net Income	(101)	135	61	15	95
Less: Net (loss) income attributable to noncontrolling interests	(71)	(105)	(75)	(111)	(62)
Net Income Attributable to Clearway Energy LLC	$(30)	$240	$136	$126	$157

Other Financial Data:
Capital expenditures	$228	$83	$190	$20	$29
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$469	$492	$517	$577	$424
Investing activities	(468)	(185)	(442)	(131)	(1,098)
Financing activities	(170)	(38)	(258)	(202)	354
Balance Sheet Data (at period end):
Cash and cash equivalents	$152	$407	$146	$321	$110
Property, plant and equipment, net	6,063	5,245	5,410	5,579	5,980
Total assets	9,605	8,448	8,360	8,772	8,759
Long-term debt, including current maturities	6,780	5,977	6,006	6,069	5,692
Total liabilities	7,432	6,266	6,331	6,384	6,054
Total members' equity	2,173	2,182	2,029	2,388	2,705

Item 7 — Management's Discussion and Analysis of Financial Condition and the Results of Operations

As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-K. Also refer to Item 1 — Business and Item 1A — Risk Factors, which include detailed discussions of various items impacting the Company's business, results of operations and financial condition. Discussions of the year ended December 31, 2017 that are not included in this Annual Report on Form 10-K and year-to-year comparisons of the year ended December 31, 2018 and the year ended December 31, 2017 can be found in “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
The Company’s environmentally-sound asset portfolio includes over 5,875 MW of wind, solar and natural gas-fired power generation facilities, as well as district energy systems. Nearly all of these assets sell substantially all of their output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 13 years as of December 31, 2019 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,530 net MWt and electric generation capacity of 139 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
Significant Events
Pacific Gas and Electric Company Bankruptcy

•
On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California.  Certain subsidiaries of the Company, which hold interests in 6 solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW, sell the output of their facilities to PG&E under long-term PPAs.  The Company consolidates three of the solar facilities and Marsh Landing, and records its interest in the other solar facilities as equity method investments. As of December 31, 2019, the Company had $177 million in restricted cash, $1.4 billion of property, plant and equipment, net, $370 million in investments in unconsolidated affiliates and $1.2 billion of borrowings with final maturity dates ranging from 2023 to 2038 related to these facilities. The related subsidiaries of the Company are parties to financing agreements consisting of non-recourse project-level debt and, in certain cases, non-recourse holding company debt. The PG&E Bankruptcy triggered defaults under the PPAs with PG&E and such related project-level financing agreements. As a result, the Company recorded $1.2 billion of principal, net of the related unamortized debt issuance costs, as short-term debt as of December 31, 2019.

On September 9, 2019, PG&E filed a Chapter 11 plan of reorganization, or the PG&E Plan, which would provide for PG&E to assume all of its PPAs with the Company.  On October 17, 2019, an ad hoc group of senior noteholders filed a competing plan of reorganization, which would also provide for PG&E to assume all of its PPAs with the Company.

On January 22, 2020, PG&E announced it had reached an agreement with a group of senior noteholders, and on January 31, 2020, the PG&E Plan was amended to provide for the eventual implementation of such settlement. On February 4, 2020, the Bankruptcy Court approved such settlement, and the noteholders have accordingly agreed to support the PG&E Plan. On February 5, 2020, the noteholders caused the ad hoc noteholder plan to be withdrawn.  There are many conditions that must be satisfied before the PG&E Plan and assumption of the PPAs can become effective, including but not limited to approvals by various classes of creditors, the Bankruptcy Court, and the CPUC. A hearing before the Bankruptcy Court to consider whether the PG&E Plan will be approved and confirmed is currently expected to occur on May 27, 2020.

As of March 2, 2020, the Company's contracts with PG&E have operated in the normal course and the Company currently expects these contracts to continue as such. As of March 2, 2020, the Company has entered into forbearance agreements for certain project-level financing arrangements and continues to seek forbearance agreements for its other project-level financing arrangements affected by the PG&E Bankruptcy. The Company continues to assess the potential future impacts of the PG&E Bankruptcy as events occur.
January 2020 Drop Down Offer

•
On January 8, 2020, CEG offered the Company the opportunity to acquire and invest in a portfolio of the following projects: (i) 100% of the equity interests in Rattlesnake Flat, LLC, which owns the Rattlesnake Wind Project, a 144 net MW wind facility located in Adams County, WA; (ii) CEG's interest in Repowering Partnership II LLC (Repowering 1.0), would give the Company a 100% equity interest in Repowering 1.0; and (iii) a new partnership with CEG to repower the Pinnacle Wind Project, a 55 net MW wind facility located in Mineral County, WV. The Company expects to sign binding agreements for the drop down offer in the first half of 2020 though these agreements remain subject to negotiation and approval by the Company's Independent Directors.

CEG ROFO Agreement Amendment

•
On August 1, 2019, the CEG ROFO Agreement was amended to grant the Company a right of first offer for four additional projects: Rattlesnake, a 144 net MW wind facility located in Adams County, WA with an expected COD in 2020; Repowering 2.0, which will consist of membership interests in one or more partnerships formed to repower certain wind assets owned by the Company using turbines provided by CEG; Black Rock, a 110 MW utility scale wind facility located in West Virginia with an expected COD in 2021; and Wildflower, a 100 MW utility scale solar facility located in Mississippi with an expected COD in 2022. Both Rattlesnake and the Pinnacle repowering were part of January 2020 Drop Down Offer described above.

Carlsbad Drop Down

•
On December 6, 2019, the Company acquired 100% of GIP's membership interests in CBAD Holdings, LLC, which indirectly owns Carlsbad Energy Center LLC, a 527 megawatt natural gas fired power project located in Carlsbad, California, or the Carlsbad Drop Down Asset. The purchase price for the Carlsbad Drop Down was $184 million in cash, plus assumption of $803 million in project level financing including non-recourse senior secured notes described below. The acquisition was funded with proceeds from the Clearway Energy, Inc. equity issuance, as described further below, as well as borrowings from the Company's revolving credit facility. The Carlsbad acquisition is the result of the Company having elected its option to purchase Carlsbad pursuant to the ROFO agreement, as amended, by and among the Company, CEG and GIP. For further discussion, see Item 15 — Note 3, Acquisitions and Dispositions.

Sale of HSD Solar Holdings, LLC Assets

•
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

Repowering Transaction

•
On June 14, 2019, the Company, through an indirect subsidiary, entered into binding equity commitment agreements in the previously announced partnership with CEG to enable the repowering of two of its existing wind assets, Wildorado and Elbow Creek, which total a combined 283 MW. The Company invested $102 million in net corporate capital to fund the repowering of the wind facilities during the fourth quarter of 2019 and the first quarter of 2020. These repowered assets have reached COD. For further discussion, see Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.

Hawaii Solar Partnerships

•
Kawailoa Solar Partnership — On May 1, 2019, the Company entered into a partnership with Clearway Renew LLC, a subsidiary of CEG, to own, finance, operate, and maintain the Kawailoa Solar Partnership, which consists of the Kawailoa Solar project, a 49 MW utility-scale solar generation project located in Oahu, Hawaii. The Company contributed $9 million into the partnership during the year ended December 31, 2019. For further discussion, see Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.

•
Oahu Solar Partnership — On March 8, 2019, the Company entered into a partnership with Clearway Renew LLC, a subsidiary of CEG, to own, finance, operate, and maintain the Oahu Solar projects, which consist of Lanikuhana and Waipio, 15 MW and 46 MW utility-scale solar generation projects, respectively, located in Oahu, Hawaii, which both reached COD in September 2019 and began to sell power to HECO pursuant to the long-term PPAs. The Company contributed $20 million into the partnership during the year ended December 31, 2019. For further discussion, see Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.

Corporate-Level Financing and Equity Activities

•
On December 20, 2019, the Company entered into the Fifth Amendment to Amended and Restated Credit Agreement to provide for an increase of 0.50x to the borrower leverage ratio, as defined in the Amended and Restated Credit Agreement, for the last two fiscal quarters of 2020 and to implement certain other technical modifications.

•
On December 11, 2019, Clearway Energy Operating LLC completed the sale of $600 million aggregate principal amount of senior unsecured notes due 2028, or the 2028 Senior Notes. The 2028 Senior Notes bear interest at 4.75% and mature on March 15, 2028. Interest on the 2028 Senior Notes is payable semi-annually on March 15 and September 15 of each year, and interest payments will commence on September 15, 2020. The 2028 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries. The proceeds from the 2028 Senior Notes were used to partially fund investments into Repowering 1.0, repay the 2024 Senior Notes as described below, and pay transaction fees and expenses.

•
On December 13, 2019, the Company repurchased an aggregate principal amount of $412 million or 82.4%, of the 2024 Senior Notes that were validly tendered and not validly withdrawn as part of the previously announced cash tender offer. Concurrently with the launch of the tender offer, the Company exercised its right to optionally redeem any 2024 Senior Notes not validly tendered and purchased in the tender offer, pursuant to the terms of the indenture governing the 2024 Senior Notes. This redemption of the remaining $88 million of outstanding 2024 Senior Notes occurred on January 3, 2020. For further discussion, see Item 15 —Note 10, Long-term Debt.

•
On December 2, 2019, Clearway, Inc. issued and sold 5,405,405 shares of Class C common stock for net proceeds of $100 million. Clearway, Inc. utilized the proceeds of the offering to acquire 5,405,405 Class C units of Clearway Energy LLC, which used the proceeds to partially fund the acquisition of the Carlsbad Drop Down Asset to pay transaction fees and for general corporate purposes.

•
In January 2019, Clearway, Inc. repurchased an aggregate principal amount of $50 million of the 2019 Convertible Notes in open market transactions. The repurchases were funded through a partial repayment of the intercompany note between Clearway Operating LLC and Clearway Energy, Inc. The 2019 Convertible Notes matured on February 1, 2019 and the Company paid off the remaining balance of an aggregate principal amount of $170 million.

Project-Level Financing Activities

•
On November 4, 2019, Carlsbad Energy Holdings LLC, a subsidiary of GIP and the owner of the Carlsbad Energy Center LLC, issued $216 million of senior secured, non-recourse notes. The notes bear an interest rate of 4.21% and are fully amortizing over 19 years.

•
On October 21, 2019, the Company, through Agua Caliente Borrower 2 LLC, repaid $40 million of the outstanding notes balance, including accrued interest and premiums, issued under the Agua Caliente Holdco Financing Agreement.  The repayment was funded with the Company's existing liquidity.

•
On April 29, 2019, the Company, through Tapestry Wind LLC, refinanced $147 million of non-recourse debt due 2021 by issuing $164 million of new non-recourse financing due 2031 at an interest rate of LIBOR plus 1.375%. As a result of this refinancing, the Company received $11 million, net of fees and financing costs.

Thermal Activities

•
On September 29, 2019, the Company entered into a tolling agreement with Cayo Largo LLC to supply electricity, chilled water, hot water and natural gas to Cayo Largo LLC's customer through a dedicated combined heat and power facility to be constructed by the Company. The Company anticipates the project to total $13 million in capital expenditures and is expected to commence commercial operations in the fourth quarter of 2020. The Company incurred $6 million of capital expenditures during the year ended December 31, 2019.

•
On September 5, 2019, the Company entered into a purchase and sale agreement with DB Energy Assets, LLC to sell 100% of its interests in Energy Center Dover LLC and Energy Center Smyrna LLC. The transaction is subject to standard regulatory approvals and the completion of certain maintenance activities. The related assets and liabilities are recorded as held for sale as of December 31, 2019. The Company recorded an impairment loss of $19 million related to the project during the second quarter of 2019 and recorded the related assets and liabilities as held for sale as of December 31, 2019.

•
The Company is party to an Energy Services Agreement with Mylan LLC to supply chilled water, hot water and electricity through a dedicated combined heat and power facility located at Mylan's Caguas, Puerto Rico facility. The Company incurred $4 million and $7 million in capital expenditures during the years ended December 31, 2019 and December 31, 2018, respectively. The project reached COD in the first quarter of 2020.

•
On May 1, 2019, the Company, through its indirect subsidiary ECP Uptown Campus LLC, acquired the Duquesne University district energy system, totaling 82 combined MWt, located in Pittsburgh, Pennsylvania. The total investment for the project is approximately $107 million. This includes $100 million related to the purchase of district energy assets, which was funded through a combination of issuance of non-recourse debt in the amount of $95 million, as well as cash on hand. For further discussion see Item 15 — Note 3, Acquisitions and Dispositions, and Note 10, Long-term Debt. As part of the acquisition, Duquesne University entered into a 40-year Energy Services Agreement through which ECP Uptown Campus LLC will fulfill the university’s electricity, chilled water and steam requirements in exchange for monthly capacity payments.

Black Start Services at Marsh Landing

•
On December 1, 2017, the California Independent System Operator selected a proposal by the Company's Marsh Landing project to provide black start capability in the greater San Francisco Bay Area. The black start service would restart Marsh Landing in the event of a blackout to support the California Independent System Operator’s directed restoration of the electrical grid in response to an emergency condition. The Company has advanced the project and will provide additional details dependent on FERC approval rulings.

CVSR Outage

•
On June 5, 2019, a fire occurred at the California Valley Solar Ranch project, which affected approximately 1,200 acres of property. While the fire did not impact solar arrays, damage occurred to associated infrastructure including distribution poles and cabling. The facility was restored to full operations on July 1, 2019. The full year impact of the fire was approximately $8 million of lost revenue.

Environmental Matters and Regulatory Matters
Details of environmental matters and regulatory matters are presented in Item 1 — Business, Regulatory Matters and Item 1A— Risk Factors. Details of some of this information relate to costs that may impact the Company's financial results.
Trends or Matters Affecting Results of Operations and Future Business Performance
PG&E Bankruptcy
As discussed above, the Company continues to assess the potential future impacts of the PG&E Bankruptcy filing as events occur. However, no impact to the Company’s immediate operating activities has occurred as of December 31, 2019.
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

Capital Market Conditions
The capital markets in general are often subject to volatility that is unrelated to the operating performance of particular companies. The Company’s growth strategy depends on its ability to identify and acquire additional renewable facilities from CEG and additional conventional and renewable facilities from unaffiliated third parties, which will require access to debt and equity financing to complete such acquisitions or replenish capital for future acquisitions. Any broad market fluctuations may affect the Company’s ability to access such capital through debt or equity financings.

Consolidated Results of Operations
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2019	2018	2017
Operating Revenues
Energy and capacity revenues	$1,072	$1,084	$1,038
Other revenues	40	39	40
Contract amortization	(71)	(70)	(69)
Mark-to-market for economic hedges	(9)	—	—
Total operating revenues	1,032	1,053	1,009
Operating Costs and Expenses
Cost of fuels	74	74	63
Operations and maintenance	196	189	197
Other costs of operations	72	69	66
Depreciation and amortization	396	331	334
Impairment losses	33	—	44
General and administrative	27	20	19
Transaction and integration costs	3	20	3
Development costs	5	3	—
Total operating costs and expenses	806	706	726
Operating Income	226	347	283
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	83	74	71
Other income, net	9	8	4
Loss on debt extinguishment	(16)	—	(3)
Interest expense, net	(403)	(294)	(294)
Total other expense, net	(327)	(212)	(222)
Net (Loss) Income	(101)	135	61
Less: Net loss attributable to noncontrolling interests	(71)	(105)	(75)
Net (Loss) Income Attributable to Clearway Energy LLC	$(30)	$240	$136

	Year ended December 31,
Business metrics:	2019	2018	2017
Renewables MWh generated/sold (in thousands) (a)	6,584	7,197	6,844
Thermal MWt sold (in thousands)	2,153	2,042	1,926
Thermal MWh sold (in thousands) (c)	176	48	35
Conventional MWh generated (in thousands) (a)(b)	1,095	1,656	1,809
Conventional equivalent availability factor	94.9%	94.3%	93.9%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.

(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.
(c) MWh sold do not include 108 MWh generated by Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing during the year ended December 31, 2018.

Management’s discussion of the results of operations for the years ended December 31, 2019 and 2018
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin for the years ended December 31, 2019 and 2018:

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2019
Energy and capacity revenues	$353	$545	$174	$1,072
Other revenues	—	10	30	40
Cost of fuels	(2)	—	(72)	(74)
Contract amortization	(7)	(61)	(3)	(71)
Mark-to-market for economic hedges	—	(9)	—	(9)
Gross margin	344	485	129	958
Contract amortization	7	61	3	71
Mark-to-market economic hedging activities	—	9	—	9
Economic gross margin	$351	$555	$132	$1,038

Year ended December 31, 2018
Energy and capacity revenues	$342	$572	$170	$1,084
Other revenues	—	13	26	39
Cost of fuels	(3)	—	(71)	(74)
Contract amortization	(5)	(62)	(3)	(70)
Gross margin	334	523	122	979
Contract amortization	5	62	3	70
Economic gross margin	$339	$585	$125	$1,049

Gross margin decreased by $21 million during the year ended December 31, 2019, compared to the same period in 2018, primarily due to:

Segment	(Decrease) Increase	Reason for (Decrease) Increase
(In millions)
Renewables:	$(38)
Primarily driven by a decrease of $28 million related to unfavorable wind and solar resources across the portfolio, an $8 million decrease at CVSR related to the June 2019 outage and $9 million in mark-to-market loss on the Elbow Creek forward power sale contract entered into during the first quarter of 2019. This decrease was partially offset by $7 million of revenue generated at the Buckthorn Solar project which reached COD in July 2018.

Conventional:	10	Increase of $8 million due to the Carlsbad Energy Center acquisition on December 5, 2019 as well as $2 million primarily due to lower outages in 2019 compared to 2018.
Thermal	7
Increase of $5 million due to the acquisition of Duquesne University District Energy System on May 1, 2019, as well as $2 million related to the UPMC Thermal Project, which was completed in the second quarter of 2018.

	$(21)
Operations and Maintenance Expense
Operations and maintenance expense increased by $7 million during the year ended December 31, 2019 compared to the same period in 2018, primarily driven by higher insurance claims, which lowered expense in 2018, as well higher operations and maintenance costs in the Renewables segment in connection with fire damages at CVSR.
Other Costs of Operations
Other costs of operations increased by $3 million primarily due to higher insurance costs across the segments, as well as ARO accretion due to certain Renewables projects, which reached COD in 2019.
Depreciation and Amortization
Depreciation and amortization expense increased by $65 million during the year ended December 31, 2019, compared to 2018, primarily due to accelerated depreciation at the Wildorado Wind and Elbow Creek projects in connection with the repowering activities, which resulted in an additional $54 million of depreciation expense. The remaining increase in depreciation expense is due to several projects in the Renewables segment reaching COD throughout 2018 and 2019, as well as increased acquisition activity in the Thermal and Conventional segments in 2019, as further described in Item 15 — Note 3, Acquisitions and Dispositions.
Impairment Losses
The Company recorded impairment losses of $33 million for the year ended December 31, 2019, of which $19 million relates to a project within Thermal segment and was recorded in connection with the Company entering into a purchase and sale agreement with DB Energy Assets, LLC on September 9, 2019, as further described in Item 15 — Note 3, Acquisitions and Dispositions. The Company also recorded an impairment loss of $14 million related to several wind projects from the Renewables segment, as further described in Item 15 — Note 9, Asset Impairments.
General and Administrative Expenses
General and administrative expenses increased by $7 million  for the year ended December 31, 2019 compared to the same period in 2018 due to increase in headcount, primarily in the Corporate and Thermal segments, resulting from the separation from NRG due to the GIP Transaction.
Transaction and Integration Costs
Transaction and integration related costs of $3 million during the year ended December 31, 2019, reflect costs incurred by the Company under the TSA with NRG, as further described in Item 15 — Note 1, Nature of Business, as well as fees paid in connection with the acquisitions that took place in 2019. Transaction and integration costs of $20 million during the year ended December 31, 2018, reflect fees paid to advisors and other costs associated with the GIP Transaction, as well as fees paid in connection with the acquisitions that took place in 2018.

Development Costs
Development costs increased by $2 million during the year ended December 31, 2019 primarily due to higher business development activity within the Thermal segment.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $9 million during the year ended December 31, 2019 compared to the same period in 2018, primarily due to higher income allocated to RPV Holdco in 2019 compared to 2018, partially offset by higher losses at Desert Sunlight, DGPV Holdco entities, as well as GenConn and Avenal.
Loss on Debt Extinguishment
The Company recorded loss on debt extinguishment of $16 million for the year ended December 31, 2019, $15 million of which relates to the redemption of the 2024 Senior Notes. On December 13, 2019, the Company repurchased an aggregate principal amount of $412 million, or 82.4% of the 2024 Senior Notes, which was effectuated at a premium of 103% for a total consideration of $424 million and as a result, the Company recorded a loss on extinguishment in the amount of $12 million. In addition, the Company recorded a $3 million debt extinguishment loss in connection with the write off of the deferred financing fees related to the 2024 Senior Notes.
Interest Expense
Interest expense increased by $109 million during the year ended December 31, 2019, compared to the same period in 2018 primarily due to:

Reason for Increase (Decrease)	(In millions)
Change in fair value of interest rate swaps as well as reclassification of losses previously deferred in AOCI to the statement of operations in connection with project-level debt financing activities	$91
Issuance of 2025 Senior Notes, partially offset by lower interest expense for the intercompany notes between Clearway Operating LLC and Clearway, Inc., which were partially repaid in connection with the tender offer in October 2018	11
Additional interest expense primarily from the issuance of Energy Center Minneapolis Series E, F, G, H Notes in June 2018 and in connection with acquisitions in the Thermal and Conventional segments, partially offset by lower interest expense due to lower principal balances of project level debt across the segments	7
$109
Net Loss Attributable to Noncontrolling Interests
For the year ended December 31, 2019, the Company had a net loss of $57 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method, as well as a net loss of $21 million attributable to CEG's economic interest in Repowering, Oahu and Kawailoa partnerships. The losses were partially offset by $7 million of income attributable to a third party's interest in Kawailoa partnership.
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
Current Liquidity Position
As of December 31, 2019 and 2018, the Company's liquidity was approximately $839 million and $1,037 million, respectively, comprised of cash, restricted cash and availability under the Company's revolving credit facility.

	As of December 31,
	2019	2018
	(In millions)
Cash and cash equivalents:
Clearway Energy LLC, excluding subsidiaries	$27	$298
Subsidiaries	125	109
Restricted cash:
Operating accounts	129	84
Reserves, including debt service, distributions, performance obligations and other reserves	133	92
Total cash, cash equivalents and restricted cash	$414	$583
Revolving credit facility availability	$425	$454
Total liquidity	$839	$1,037
The Company's liquidity includes $262 million and $176 million of restricted cash balances as of December 31, 2019 and 2018, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. As of December 31, 2019, these restricted funds comprised of $129 million designated to fund operating expenses, approximately $24 million designated for current debt service payments, and $30 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $79 million is held in distribution reserve accounts, of which $58 million related to subsidiaries affected by the PG&E Bankruptcy as discussed further below and may not be distributed during the pendency of the bankruptcy. Such subsidiaries had a total of $177 million in restricted cash as of December 31, 2019.
As of December 31, 2019, the Company had no borrowings under the revolving credit facility and $70 million of letters of credit were outstanding under the revolving credit facility. The Company had $170 million outstanding under the revolving credit facility and a total of $69 million in letters of credit outstanding as of February 24, 2020.
On January 29, 2019, PG&E filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The PG&E Bankruptcy had no effect on availability under the Company’s revolving credit facility. However, the Company has non-recourse project-level debt related to each of its subsidiaries that sell their output to PG&E under long-term PPAs. The PG&E Bankruptcy filing is an event of default under the related financing agreements which caused uncertainty around the timing of when certain project-level cash distributions will be available to the Company.  As of December 31, 2019, all project level cash balances for these subsidiaries were classified as restricted cash.
On December 20, 2019, each of Clearway Energy Operating LLC, as borrower, and Clearway Energy LLC, as guarantor, entered into the Fifth Amendment to Amended and Restated Credit Agreement to provide for an increase of 0.50x to the Borrower Leverage Ratio, as defined in the Amended and Restated Credit Agreement, for the last two fiscal quarters of 2020 and to implement certain other technical modifications.

Management believes that the Company's liquidity position, cash flows from operations and availability under its revolving credit facility will be adequate to meet the Company's financial commitments; debt service obligations; growth, operating and maintenance capital expenditures; and to fund distributions to Clearway, Inc. and Clearway Energy Group, LLC.  Management continues to regularly monitor the Company's ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management.
Credit Ratings
Credit rating agencies rate a firm's public debt securities. These ratings are utilized by the debt markets in evaluating a firm's credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Company's ability to pay principal, interest and preferred dividends. Rating agencies evaluate a firm's industry, cash flow, leverage, liquidity and hedge profile, among other factors, in their credit analysis of a firm's credit risk. As of December 31, 2019, the Company's 2024 Senior Notes, 2025 Senior Notes, 2026 Senior Notes, and 2028 Senior Notes are rated BB by S&P and Ba2 by Moody's.

Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities by Clearway, Inc. or the Company as appropriate given market conditions. As described in Item 15— Note 10, Long-term Debt, to the Consolidated Financial Statements, and above in Significant Events During the Year Ended December 31, 2019, the Company's financing arrangements consist of Clearway, Inc.'s equity offering of Class C common stock on September 27, 2018, corporate level debt, which includes Senior Notes, intercompany borrowings with Clearway, Inc., and the revolving credit facility; the ATM Program; and project-level financings for its various assets.
2028 Senior Notes — On December 11, 2019, Clearway Energy Operating LLC completed the sale of $600 million aggregate principal amount due 2028, or the 2028 Senior Notes. The 2028 Senior Notes bear interest at 4.75% and mature on March 15, 2028.The proceeds from the 2028 Senior Notes were used to partially fund investments into Repowering 1.0, repay the 2024 Senior Notes, and pay transaction fees and expenses.
2019 Equity Offering — On December 2, 2019, Clearway, Inc. issued and sold 5,405,405 shares of Class C common stock for net proceeds of $100 million. Clearway, Inc. utilized the proceeds of the offering to acquire 5,405,405 Class C units of Clearway Energy LLC.
Revolving Credit Facility — The Company has a total of $425 million available under the revolving credit facility as of December 31, 2019. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
ATM Program — As of December 31, 2019, approximately $36 million of Clearway, Inc.'s Class C common stock remains available for issuance under the ATM Program.

Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 15 — Note 10, Long-term Debt to the Consolidated Financial Statements; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) distributions.

Debt Service Obligations
Principal payments on debt as of December 31, 2019, are due in the following periods:

Description	2020	2021	2022	2023	2024	There- after	Total
	(In millions)
Long-term debt - affiliate, due 2020	44	—	—	—	—	—	44
Clearway Energy Operating LLC Senior Notes, due 2024	88	—	—	—	—	—	88
Clearway Energy Operating LLC Senior Notes, due 2025	—	—	—	—	—	600	600
Clearway Energy Operating LLC Senior Notes, due 2026	—	—	—	—	—	350	350
Clearway Energy Operating LLC Senior Notes, due 2028	—	—	—	—	—	600	600
Total Corporate-level debt	132	—	—	—	—	1,550	1,682
Project-level debt:
Alpine, due 2022 (a)	119	—	—	—	—	—	119
Alta Wind I - V lease financing arrangements, due 2034 and 2035	43	45	47	49	51	609	844
Buckthorn Solar, due 2025	3	3	3	3	4	113	129
Carlsbad Energy Holdings LLC, due 2027	19	20	21	22	23	477	582
Carlsbad Holdco, due 2038	6	6	7	2	2	193	216
CVSR, due 2037 (a)	696	—	—	—	—	—	696
CVSR Holdco Notes, due 2037 (a)	182	—	—	—	—	—	182
Duquesne, due 2059	—	—	—	—	—	95	95
El Segundo Energy Center, due 2023	53	57	63	130	—	—	303
Energy Center Minneapolis Series D, E, F, G, H Notes, due 2025-2037	—	—	—	—	—	328	328
Kansas South, due 2030 (a)	24	—	—	—	—	—	24
Kawailoa Solar Holdings LLC, due 2026	2	2	2	2	2	72	82
Laredo Ridge, due 2028	6	6	7	7	9	49	84
Marsh Landing, due 2023 (a)	206	—	—	—	—	—	206
Oahu Solar Holdings LLC, due 2026	2	3	3	3	3	77	91
Repowering Partnership Holdco LLC, due 2020	228	—	—	—	—	—	228
South Trent Wind, due 2028	4	4	5	5	5	20	43
Tapestry, due 2031	13	10	11	11	12	99	156
Utah Solar Portfolio, due 2022	14	13	227	—	—	—	254
Viento, due 2023	8	5	5	24	—	—	42
Walnut Creek, due 2023	49	53	55	18	—	—	175
Other	22	22	22	43	18	169	296
Total project-level debt	1,699	249	478	319	129	2,301	5,175
Total debt	$1,831	$249	$478	$319	$129	$3,851	$6,857

(a) Entities affected by PG&E Bankruptcy. The PG&E Bankruptcy triggered defaults under the PPAs with PG&E and such related project-level financing agreements. As a result, the Company classified the affected project-level debt as short-term debt as of December 31, 2019.
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

For the years ended December 31, 2019, 2018, and 2017, the Company used approximately $228 million, $83 million, and $190 million, respectively, to fund capital expenditures, including maintenance capital expenditures of $22 million, $36 million and $27 million, respectively. Growth capital expenditures in 2019 include $180 million in the Renewables segment, $157 million of which were incurred in connection with the Repowering Partnership entered by the Company in August 2018, as well as $29 million incurred in the Oahu Partnership and the Kawailoa Partnership, as further described in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The source for these capital expenditures was financing obtained in connection with the Repowering Partnership, as well as tax equity investors contributions. The Company also incurred $26 million of growth capital expenditures in the Thermal segment in connection with various development projects.
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
The Company estimates $32 million of maintenance expenditures for 2020. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.
Carlsbad Drop Down — On December 6, 2019, the Company acquired 100% of GIP's membership interests in CBAD Holdings, LLC, which indirectly owns Carlsbad Energy Center LLC, a 527 megawatt natural gas fired power project located in Carlsbad, California, or the Carlsbad Drop Down Asset. The purchase price for the Carlsbad Drop Down was $184 million in cash, plus assumption of $803 million in project level financing including non-recourse senior notes. For further discussion, see Item 15 — Note 3 , Acquisitions and Dispositions.
Cayo Largo — On September 29, 2019, the Company entered into a tolling agreement with Cayo Largo LLC to supply electricity, chilled water, hot water and natural gas to Cayo Largo LLC's customer through a dedicated combined heat and power facility to be constructed by the Company. The Company incurred $6 million in capital expenditures during the year ended December 31, 2019. The Company anticipates the project to total $13 million in capital expenditures and is expected to commence commercial operations in the fourth quarter of 2020.
Mylan Pharmaceuticals — The Company is party to an Energy Services Agreement with Mylan LLC to supply chilled water, hot water and electricity through a dedicated combined heat and power facility constructed at Mylan's Caguas, Puerto Rico facility. The Company incurred $4 million and $7 million in capital expenditures during the years ended December 31, 2019 and December 31, 2018, respectively, and the project reached COD in the first quarter of 2020.
Repowering Partnership — On June 14, 2019, the Company, through an indirect subsidiary, entered into binding equity commitment agreements in the previously announced partnership with CEG to enable the repowering of two of its existing wind assets, Wildorado and Elbow Creek, which total a combined 283 MW. The Company invested $102 million in net corporate capital to fund the repowering of the wind facilities during the fourth quarter of 2019 and the first quarter of 2020. These assets have reached Repowering COD.
Kawailoa Solar Partnership — On May 1, 2019, the Company entered into a partnership with Clearway Renew LLC, a subsidiary of CEG, to own, finance, operate, and maintain the Kawailoa Solar Partnership, which consists of the Kawailoa Solar Project, a 49 MW utility-scale solar generation project located in Oahu, Hawaii. The Company contributed $9 million into the partnership during the year ended December 31, 2019. For further discussion, see Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.

Oahu Solar Partnership — On March 8, 2019, the Company entered into a partnership with Clearway Renew LLC, a subsidiary of CEG, to own, finance, operate, and maintain the Oahu Solar projects, which consist of Lanikuhana and Waipio, 15 MW and 46 MW utility-scale solar generation projects, respectively, located in Oahu, Hawaii, which reached COD on September 19, 2019 and began to sell power to HECO pursuant to the long-term PPAs. The Company contributed $20 million into the partnership during the year ended December 31, 2019. For further discussion, see Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities
Duquesne University District Energy Facility — On May 1, 2019, the Company, through its indirect subsidiary ECP Uptown Campus LLC, acquired the Duquesne University district energy system, totaling 87 combined MWt, located in Pittsburgh, Pennsylvania. The total investment for the project is $107 million. As part of the acquisition, Duquesne University entered into a 40-year Energy Services Agreement through which ECP Uptown Campus LLC will fulfill the university’s electricity, chilled water and steam requirements in exchange for monthly capacity payments. For further discussion, see Item 15 — Note 3, Acquisitions and Dispositions.
Wind TE Holdco Buyout — On January 2, 2019, the Company bought out 100% of Class A membership interest from the TE Investor, for cash consideration of $19 million, as further described in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.
Agua Caliente Borrower 2 Debt Repayment — On October 21, 2019, the Company, through Agua Caliente Borrower 2 LLC, repaid $40 million of the outstanding notes balance, including accrued interest and premiums, issued under the Agua Caliente Holdco Financing Agreement. The repayment was funded with the Company's existing liquidity.
DG Investment Partnerships with CEG — During the year ended December 31, 2019, the Company invested approximately $14 million in the DG investment partnerships with CEG, bringing total capital invested to $256 million in these investment partnerships.
Senior Notes due 2024 Tender Offer — On December 13, 2019, the Company repurchased an aggregate principal amount of $412 million or 82.4%, of the 2024 Senior Notes as part of the previously cash tender offer announced on December 11, 2019. Concurrently with the launch of the tender offer, the Company exercised its right to optionally redeem any 2024 Senior Notes not validly tendered and purchased in the tender offer, pursuant to the terms of the indenture governing the 2024 Senior Notes. For further discussion, see Item 15 — Note 10, Long-term Debt.

Cash Distributions to Clearway, Inc. and CEG
The Company intends to distribute to its unit holders in the form of a quarterly distribution all of the CAFD that is generated each quarter less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. CAFD is defined as net income before interest expense, income taxes, depreciation and amortization, plus cash distributions from unconsolidated affiliates, adjustments to reflect CAFD generated by unconsolidated investments that are unable to distribute project dividends due to the PG&E Bankruptcy, cash receipts from notes receivable, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, Walnut Creek investment payments, changes in prepaid and accrued capacity payments, and adjusted for development expenses. Distributions on units are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable distributions will continue to be paid in the foreseeable future. The Company will continue to evaluate its capital allocation approach during the pendency of the PG&E Bankruptcy.
The following table lists the distributions paid on the Company's Class A, Class B, Class C and Class D units during the year ended December 31, 2019:

	Fourth Quarter 2019	Third Quarter 2019	Second Quarter 2019	First Quarter 2019
Distributions per Class A and Class B unit	$0.20	$0.20	$0.20	$0.20
Distributions per Class C and Class D unit	$0.20	$0.20	$0.20	$0.20
On February 18, 2020, the Company declared a quarterly distribution on its Class A, Class B, Class C and Class D units of $0.21 per unit payable on March 16, 2020.

Cash Flow Discussion
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table reflects the changes in cash flows for the year ended December 31, 2019, compared to 2018:

Year ended December 31,	2019	2018	Change
(In millions)
Net cash provided by operating activities	$469	$492	$(23)
Net cash used in investing activities	(468)	(185)	(283)
Net cash used in financing activities	(170)	(38)	(132)
Net Cash Used In Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in working capital driven primarily by the timing of accounts receivable collections and payment of accounts payable	$29
Lower distribution from unconsolidated affiliates affected by the PG&E Bankruptcy, partially offset by higher distributions from the distributed generation investments	(36)
Decrease in operating income adjusted for non-cash items in 2019 compared to 2018	(16)
$(23)
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Increase in growth capital expenditures in the Renewables segment driven primarily by the repowering activities at Elbow Creek and Wildorado, as well as the final construction costs for Oahu and Kawailoa, partially offset by lower growth capital expenditures for construction of the Buckthorn Solar project, which went COD in 2018	$(145)
Higher payments for Drop Down Asset acquisitions in 2019 compared to 2018, primarily driven by the acquisition of Carlsbad, as well as higher payments in 2019 for the Duquesne acquisition compared to the acquisition of UPMC and Central CA Fuel Cell in 2018	(153)
Increase in investments in unconsolidated affiliates during 2019, primarily for investments in DGPV Holdco 3 LLC	32
Proceeds from sale of HSD Solar Holdings, LLC assets in October of 2019	20
Payment to buy-out the existing tax equity partner of Wind TE Holdco on January 1, 2019	(19)
Cash proceeds from network upgrades in 2018	(13)
Other	(5)
$(283)

Net Cash Used In Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Increase in corporate-level debt payments driven primarily by the repayment of the 2024 Senior Notes and Long-term debt - affiliate, due 2019	$(269)
Decrease in distributions paid to CEG and Clearway Energy, Inc.	83
Increase in net contributions from noncontrolling interests in 2019 compared to 2018	83
Higher net payments under the revolving credit facility in 2018 compared to 2019	55
Lower net proceeds from sale of Class B and D units in 2019 compared to net proceeds from sale of Class B and D units in 2018	(53)
Higher project-level debt amortization in 2019 compared to 2018	(31)
Lower debt proceeds in connection with the Duquesne University District Energy System acquisition in 2019 compared to the Thermal note purchase and private shelf agreement in 2018	(25)
Higher net borrowings in 2019 to fund construction of the repowering activities at Elbow Creek and Wildorado, offset by the repayment of a portion of the construction debt for the Oahu and Kawailoa projects upon reaching COD in September and November 2019, respectively	25
$(132)

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of December 31, 2019, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. DGPV Holdco 1 LLC, DGPV Holdco 2 LLC, DGPV Holdco 3 LLC, RPV Holdco 1 LLC and GenConn are variable interest entities for which the Company is not the primary beneficiary. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $889 million as of December 31, 2019. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates as it related to the projects affected by PG&E bankruptcy was $411 million. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Consolidated Financial Statements.
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

	By Remaining Maturity at December 31,
	2019					2018
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)
Long-term debt (including estimated interest)	$2,129	$1,235	$866	$4,791	$9,021	$8,127
Operating leases	16	47	47	272	382	271
Fuel purchase and transportation obligations	9	6	6	10	31	36
Other liabilities (a)	34	47	33	188	302	220
Total	$2,188	$1,335	$952	$5,261	$9,736	$8,654

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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2019, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2019. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 6, Fair Value of Financial Instruments, to the Consolidated Financial Statements.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2018	$(10)
Contracts realized or otherwise settled during the period	13
Contracts acquired during the period	(19)
Changes in fair value	(76)
Fair value of contracts as of December 31, 2019	$(92)

	Fair value of contracts as of December 31, 2019
	Maturity
Fair Value Hierarchy (Losses)/Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	(16)	(31)	(14)	(22)	(83)
Level 3	—	—	(5)	(4)	(9)
Total	$(16)	$(31)	$(19)	$(26)	$(92)
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As discussed below in Quantitative and Qualitative Disclosures about Market Risk -Commodity Price Risk, the Company measures the sensitivity of the portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. The Company's risk management policy places a limit on one-day holding period VaR, which limits the net open position.

Critical Accounting Policies and Estimates
The Company's discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and the fair value of certain assets and liabilities. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies has not changed.
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
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset, through considering project specific assumptions for long-term energy pool prices, escalated future project operating costs and expected plant operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value may be determined by factoring in the probability weighting of different courses of action available to the Company as appropriate. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows or comparable values determined by transactions in the market. The Company uses its best estimates in making these evaluations and considers various factors, including forward price curves for energy, fuel costs and operating costs. However, actual future market prices and project costs could vary from the assumptions used in the Company's estimates, and the impact of such variations could be material.
Annually, during the fourth quarter, the Company revises its views of energy prices, including the Company's fundamental view for long-term power prices, forecasted generation and operating and capital expenditures, in connection with the preparation of its annual budget.
The Company recorded certain long-lived asset impairments in 2019, as described below and in Item 15 — Note 9, Asset Impairments, to the Consolidated Financial Statements, with respect to several wind projects.
The Company recorded an impairment loss of $19 million related to a facility in the Thermal segment during the second quarter of 2019. The impairment was triggered by a potential sale negotiation with a third party which resulted in signing the purchase and sale agreement in September, as further described in Note 3, Acquisitions and Dispositions. The fair value of the facility was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach utilized estimates of discounted future cash flows, which were Level 3 fair value measurement and include key inputs, such as forecasted power prices, operations and maintenance expense, and discount rates. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets.
Additionally, during the fourth quarter of 2019, as a result of the preparation and review of its annual budget and assessment of long-term merchant prices, the Company updated its estimated future cash flows and determined that the future cash flows for several wind projects from the Renewables segment no longer supported the recoverability of the related long-lived asset. As such, the Company recorded an impairment loss of $14 million to reflect the assets at fair market value. There were no other triggering events identified prior to the fourth quarter annual budget update for these asset groups. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement.

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
Certain of the Company’s projects have useful lives that extend well beyond the contract period and therefore, management’s view of long-term energy prices in the post-contract periods may have a significant impact on the expected future cash flows for these projects.  Accordingly, if management lowers its view of long-term energy prices in certain markets it is possible that some of the Company’s other long-lived assets may be impaired.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the derivative contracts would cause no change to the net value of natural gas derivatives, and an increase of $0.50 MMBtu in natural gas prices across the term of the derivative contracts would cause an increase of approximately $3 million to the net value of natural gas derivatives as of December 31, 2019. The impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivative contracts would cause a change of approximately $1 million to the net value of power derivatives as of December 31, 2019.
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
If all of the above swaps had been discontinued on December 31, 2019, the Company would have owed the counterparties $84 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2019, a 1% change in interest rates would result in an approximately $3 million change in interest expense on a rolling twelve-month basis.
As of December 31, 2019, the fair value of the Company's debt was $6,956 million and the carrying value was $6,857 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $340 million.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities.
Counterparty Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process, and (ii) the use of credit mitigation measures such as prepayment arrangements or volumetric limits. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. See Item 15 — Note 6, Fair Value of Financial Instruments, to the Consolidated Financial Statements for more information about concentration of credit risk.

As previously described, on January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Certain subsidiaries of the Company sell the output of their facilities to PG&E under long-term PPAs, including interests in 6 solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW. The Company consolidates three of the solar facilities and Marsh Landing and records its interest in the other solar facilities as equity method investments. The Company had $5 million in accounts receivable due from PG&E, which relate to the pre-petition period and therefore were recorded in other non-current assets as of December 31, 2019.
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
Changes in Internal Control over Financial Reporting
In connection with the GIP Transaction, the Company entered into a TSA pursuant to which NRG Energy, Inc. provided information technology, systems, applications and business processes to the Company. A material portion of these processes terminated during the second quarter of 2019 and such services were subsequently provided by both the Company and by CEG pursuant to the CEG Master Services Agreements. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control — Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2019.
Item 9B — Other Information
None.

PART III
PART III
Item 10 - Directors, Executive Officers and Corporate Governance
The Company is a limited liability company that is managed by Clearway, Inc., as its sole managing member. As a limited liability company managed by Clearway, Inc., the Company does not have a board of directors. References herein to the Company's board of directors are references to the board of directors (the “Board”) of Clearway, Inc. Pursuant to the Fourth Amended and Restated Limited Liability Company Agreement of the Company, Clearway, Inc. has appointed officers of the Company and designated certain of such officers as “Executive Officers.” These executive officers are the same as the executive officers of Clearway, Inc.
The following table shows information for the Company's executive officers. Executive officers serve until their successors are duly appointed or elected.

Name	Age	Title
Christopher S. Sotos	48	President and Chief Executive Officer
Chad Plotkin	44	Senior Vice President and Chief Financial Officer
Kevin P. Malcarney	53	Senior Vice President, General Counsel and Corporate Secretary
Mary-Lee Stillwell	46	Vice President and Chief Accounting Officer
Christopher S. Sotos has served as President and Chief Executive Officer since May 2016, and as a member of the Board since May 2013. Mr. Sotos had also served in various positions at NRG, including most recently as Executive Vice President-Strategy and Mergers and Acquisitions from February 2016 through May 2016 and Senior Vice President-Strategy and Mergers and Acquisitions from November 2012 through February 2016. In this role, he led NRG’s corporate strategy, mergers and acquisitions, strategic alliances and other special projects for NRG. Previously, he served as NRG’s Senior Vice President and Treasurer from March 2008 to September 2012, where he was responsible for all treasury functions, including raising capital, valuation, debt administration and cash management. Mr. Sotos also previously served as a director of FuelCell Energy, Inc. from September 2014 to April 2019. As President and Chief Executive Officer of the Company, Mr. Sotos provides the Board with management’s perspective regarding the Company’s day to day operations and overall strategic plan. Mr. Sotos also brings strong financial and accounting skills to the Board.
Chad Plotkin has served as the Company's Senior Vice President and Chief Financial Officer since November 2016. From January 2016 until his appointment as Senior Vice President and Chief Financial Officer, Mr. Plotkin served as Senior Vice President, Finance and Strategy. Prior to this, he served in varying capacities at NRG, including as Vice President of Investor Relations of both the Company and NRG from September 2015 to January 2016 and from January 2012 to February 2015 and Vice President of Finance of NRG from February 2015 to September 2015. From October 2007 to January 2012, Mr. Plotkin served in various capacities in the Strategy and Mergers and Acquisitions group of NRG, including as Vice President, beginning in December 2010.
Kevin P. Malcarney has served as Senior Vice President, General Counsel and Corporate Secretary since May 11, 2018. He served as Interim General Counsel of the Company from March 16, 2018. Mr. Malcarney was previously Vice President and Deputy General Counsel and served in various other roles at NRG since September 2008. Prior to that, Mr. Malcarney worked at two major law firms in Princeton, New Jersey and Philadelphia, Pennsylvania, and handled mergers and acquisitions, project financing and general corporate matters.
Mary-Lee Stillwell has served as Vice President and Chief Accounting Officer of the Company since August 31, 2018. Ms. Stillwell previously served as Vice President and Assistant Controller of NRG since December 2012, where she was responsible for managing and directing NRG's financial accounting and reporting activities as well as overseeing the accounting for the Renewables business and various shared service functions. Prior to her work at NRG, Ms. Stillwell served as Assistant Controller-Integration and Internal Controls of GenOn Energy, Inc., in Houston, Texas, from September 2010 to December 2012, where she was responsible for all Sarbanes‑Oxley compliance as well as integrations of mergers and acquisitions.

Code of Ethics
The Company has not adopted a separate code of ethics because all of the officers of the Company are subject to the Code of Conduct adopted by the Board of Clearway, Inc. Clearway, Inc.’s Code of Conduct applies to all of its directors and employees, including its and the Company's officers (e.g., the Company's CEO, CFO, and Principal Accounting Officer). Clearway, Inc.’s Code of Conduct is available on its website, www.clearwayenergy.com.
Section 16(a)-Beneficial Ownership Reporting Compliance
The Company does not have equity securities registered pursuant to Section 12 of the Exchange Act, and therefore there are no persons subject to Section 16 of the Exchange Act with respect to the Company that are required to file Forms 3, 4 or 5 with the SEC.
Item 11 — Executive Compensation
Compensation Committee Report
The Company's named executive officers are also named executive officers of Clearway, Inc., and the compensation of the named executive officers disclosed herein reflects total compensation for services with respect to Clearway, Inc. and all of its subsidiaries, including the Company. The Compensation Committee of the Board of Clearway, Inc. (the “Compensation Committee”) has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K required by Item 402(b) of Regulation S-K with management and, based upon such review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee:
Ferrell P. McClean, Chair
Jonathan Bram
Brian R. Ford
Daniel B. More
E. Stanley O'Neal
Compensation Discussion and Analysis
Executive Summary
Executive Compensation Program
Clearway, Inc. is a publicly‑traded energy infrastructure investor and owner of modern, sustainable and long‑term contracted assets across North America. As a result of the GIP Transaction which closed on August 31, 2018, GIP, through its portfolio company, CEG, holds all of Clearway, Inc.’s Class B common stock and Class D common stock, and thus has the majority voting interest in the Company. This Compensation Discussion and Analysis (“CD&A”) describes the philosophy, elements, implementation and results of the Clearway, Inc.'s 2019 executive compensation program as it applies to the executive team. As discussed above, Clearway, Inc.'s named executive officers are also named executive officers of Clearway Energy LLC, and the compensation of the named executive officers (“NEOs”) discussed below reflects total compensation for services with respect to Clearway, Inc. and all of its subsidiaries, including Clearway Energy LLC. In this CD&A, the term “Company,” as well as the terms “our,” “we,” “us” or like terms, are used to refer to Clearway, Inc. and its consolidated subsidiaries, including Clearway Energy LLC and its consolidated subsidiaries.
Beginning with our first two employees, Messrs. Sotos and Plotkin in 2016, the Compensation Committee’s objectives have been to design a simple yet competitive program, which is aligned with the interests of our stockholders. Since that time, refinements have been made to the combination of long‑term and short‑term compensation features to further align pay with the Company’s annual performance and 3-year total shareholder return (“TSR”), respectively. Our annual incentive program (“AIP”) is based on objective criteria that support the achievement of our short-term objectives, which we believe create long-term shareholder value. Our long-term incentives are comprised of 67% Relative Performance Stock Units (“RPSUs”), which vest based on relative TSR measured over 3 years and 33% Restricted Stock Units (“RSUs”), which vest based on continued service over 3 years. The program incorporates many best practices in compensation design, while being tailored to our business needs and compensation objectives.

In 2019, the Compensation Committee reviewed and did not modify its compensation philosophy behind the compensation program. Thus, NEO compensation continued to be delivered through a mix of (i) base salary, (ii) an annual incentive bonus opportunity under the AIP and (iii) long‑term incentive compensation under our Amended and Restated 2013 Equity Incentive Plan (“LTIP”) in the form of RPSUs, and RSUs.
At our 2019 Annual Meeting of Stockholders, we received 99% support for our say on pay proposal. We believe these results demonstrate our stockholders support our pay practices and that our compensation plans are aligned with their interests.
Key Governance Features of Our Executive Compensation Program
Our compensation program and practices incorporate several key governance features as highlighted in the table below:

What We Do:	What We Don’t Do:
Pay for performance by delivering a substantial majority of our CEO’s compensation through equity	No excise tax gross‑ups on change‑in‑control payments and no tax gross‑ups on perquisites or benefits
Beginning in 2017, the large majority of our equity compensation for Senior Vice Presidents and above is performance‑based	No pledging or hedging of the Company’s stock by NEOs or directors
Target our peer group median for total direct compensation	No employment agreements for executive officers with the exception of our CEO
Require a double trigger for the acceleration of equity vesting upon a change‑in‑control	No guaranteed bonus payments for our NEOs
Prevent undue risk taking in our compensation practices and engage in robust risk monitoring	No supplemental executive retirement plans
Include clawback policies in our compensation plans	No re‑pricing of underwater stock options and no stock option grants with an exercise price below 100% of fair market value
Maintain robust stock ownership guidelines for our NEOs
Provide market‑level retirement benefits and limited perquisites
Engage an independent compensation consultant to provide advice to the Compensation Committee with respect to our compensation program
Conduct an annual say on pay vote
Business Strategy and Company Performance
The Company’s primary business strategy is to focus on the acquisition and ownership of assets with predictable, long‑term cash flows that allow the Company to increase the cash dividends paid to holders of the Company’s Class A and Class C common stock over time without compromising the ongoing stability of the business. The Company’s plan for executing this strategy includes the following key components: focusing on contracted renewable energy and conventional generation and thermal infrastructure assets; growing our business through acquisitions of contracted operating assets primarily in North America; and maintaining sound financial practices to grow our dividend.
The execution of the Company’s business strategy produced the following results in 2019:

•
Raised approximately $900 million in new corporate-level formation for growth investments and corporate liability management, which included corporate debt and equity financings, as well as project-level debt optimization

•	Invested approximately $330 million in new growth investments, including the acquisition of the 527 MW Carlsbad Energy Center from the Company’s sponsor GIP and the Repowering Partnership 1.0

•	Finalized stand-alone operations including the transition of services away from NRG as the Company’s sponsor

•	Successful management of the potential impacts from the PG&E bankruptcy

•
Achieved strong execution from Thermal business, which acquired the district energy assets of Duquesne University in Pittsburgh, PA and successfully completed the Mylan project and secured a contract with Cayo Largo in Puerto Rico

Such results were taken into account by the Compensation Committee in making determinations with respect to the compensation for our NEOs under the 2019 compensation program.

Executive Compensation Program
2019 Named Executive Officers
This CD&A describes the material components of our compensation program for our NEOs in 2019. For the year ending December 31, 2019, our NEOs included the following individuals:

NEO	2019 Title
Christopher S. Sotos	President and Chief Executive Officer
Chad Plotkin	Senior Vice President and Chief Financial Officer
Kevin P. Malcarney	Senior Vice President, General Counsel and Corporate Secretary
Mary‑Lee Stillwell	Vice President and Chief Accounting Officer
Goals and Objectives of the Program
The Compensation Committee is responsible for the development and implementation of the Company’s executive compensation program. The intent of the program is to reward the achievement of the Company’s annual goals and objectives while supporting the Company’s long‑term business strategy. The Compensation Committee is committed to aligning executives’ compensation with performance. Our Compensation Committee has designed an executive compensation program that:

•	closely aligns our executive compensation with stockholder value creation, avoiding plans that encourage executives to take excessive risk, while driving long‑term value to stockholders;

•	supports the Company’s long‑term business strategy, while rewarding our executive team for their individual accomplishments with tailored individual executive compensation metrics and incentives; and

•	provides a competitive compensation opportunity while adhering to market standards for compensation.
The Compensation Committee’s objectives are achieved through the use of both short‑term and long‑term incentives. The Company currently targets pay at the median of our Compensation Peer Group (defined below), as described under “Elements of Compensation.”
The Compensation Process
Compensation Consultant
Pursuant to its charter, the Compensation Committee is authorized to engage, at the expense of the Company, a compensation consultant to provide independent advice, support and expertise to assist the Compensation Committee in overseeing and reviewing our overall executive compensation strategy, structure, policies and programs, and to assess whether our compensation structure establishes appropriate incentives for management and other key employees. As noted above, Pay Governance served as the Compensation Committee’s independent compensation consultant for the first eight months of fiscal year 2019. Deloitte became the Compensation Committee’s independent compensation consultant for the remainder of fiscal year 2019 and continues to serve in that capacity. Pay Governance worked with the Compensation Committee to formulate the design of the executive and director compensation programs for 2019. Each of Pay Governance and Deloitte provided reports to the Compensation Committee (during the respective periods they served as compensation consultant) containing research, market data, survey information and information regarding trends and developments in executive and director compensation. Each of Pay Governance and Deloitte reported directly to the Compensation Committee (during the respective periods they served as compensation consultant). The Company paid Deloitte $105,992 for the work it performed for the Compensation Committee in 2019. CEG engaged Deloitte and its affiliate, Deloitte & Touche LLP, to provide additional services in 2019, for which CEG paid $2,964,644. These additional services primarily related to financial reporting services, including assistance with the preparation of CEG’s financial statements for the second and third quarters of 2019, and assisting with the transition of enterprise resource planning and financial applications from NRG. Given that these services were provided to CEG, the decision to engage Deloitte and its affiliate for such services was not made, or recommended, by our management, or approved by the Compensation Committee or the Board. Neither Pay Governance nor any of its affiliates provided services for any of our affiliates in 2019. In accordance with SEC rules and requirements, the Company has affirmatively determined that no conflicts of interest exist between the Company and Pay Governance or Deloitte (or any individuals working on the Company’s account on behalf of Pay Governance or Deloitte).
Compensation Peer Group Analysis
The Compensation Committee, with support from its independent compensation consultant, identifies the most appropriate comparator group within relevant industries for purposes of benchmarking compensation. The Compensation Committee aims to compare our compensation program to a consistent peer group year‑to‑year but given the dynamic nature of our industry and the companies that constitute it, the Compensation Committee annually examines the peer group for appropriateness in terms of size, complexity and industry. As a result of such annual review, the Compensation Committee identified a new peer group for compensation benchmarking purposes in 2019 (the “Compensation Peer Group”).
For these purposes, the Compensation Peer Group, comprised of similarly sized publicly‑owned energy and utility companies, is identified below:

Company	Ticker	Company	Ticker
Black Hills Corporation	NYSE: BKH	NorthWestern Corporation.	NYSE: NWE
Boardwalk Pipeline Partners, LP(1)		Ormat Technologies, Inc.	NYSE: ORA
El Paso Electric Company	NYSE: EE	Pattern Energy Group Inc.	NASDAQ: PEGI
Genesis Energy, L.P.	NYSE: GEL	South Jersey Industries, Inc.	NYSE: SJI
Innergex Renewable Energy Inc.	TSX: INE	TransAltaCorporation.	NYSE:TAC
Northland Power Inc.	TSX: NPI

(1) Boardwalk Pipeline Partners, LP became privately-held in July 2018 and was delisted, but was included by Pay Governance (when it was serving as compensation consultant) as part of its 2019 compensation benchmarking analysis, and for that reason, Boardwalk Pipeline Partners, LP is included in the Compensation Peer Group for 2019 but will not be part of the Compensation Peer Group for 2020 or going forward.
For the purposes of determining appropriate NEO pay levels for 2019, the Compensation Committee reviewed NEO compensation from peers, where available and appropriate (e.g., based on an NEO’s position and duties). To supplement this analysis, the Compensation Committee also participated in meetings with its compensation consultant regarding the compensation consultant’s review of relevant third‑party survey data and considered the recommendations of the CEO on NEO and employee compensation matters not involving the CEO. The Compensation Committee may accept or adjust such CEO recommendations at its discretion.
Elements of Compensation
Our compensation program for our NEOs consists of fixed compensation (base salary), performance‑based compensation (AIP bonus and RPSUs) and time‑based compensation (RSUs). We use the median percentile of our Compensation Peer Group as a guidepost in establishing the targeted levels of total direct compensation (cash and equity) for our NEOs. We expect that, over time, targeted total direct compensation for our NEOs will continue to approximate the median of our Compensation Peer Group. Realized pay in a given year depends on the achievement of defined performance‑based compensation metrics. While a portion of our compensation is fixed, a significant percentage is at‑risk and payable and/or realizable only if certain performance objectives are met.
Base Salary
Base salary compensates NEOs for their level of experience and position responsibilities and for the continued expectation of superior performance. Recommendations on increases to base salary take into account, among other factors, the NEO’s individual performance, the general contributions of the NEO to overall corporate performance, the level of responsibility of the NEO with respect to his or her specific position, and their current base salary level compared to the market median. Messrs. Sotos and Plotkin received base salary increases in 2019 based on their performance and peer group benchmarking. The base salary for each NEO for fiscal year 2019 is set forth below:

Named Executive Officer	2019 Annualized Base Salary ($)(1)	Percentage Increase Over 2018 (%)(2)
Christopher S. Sotos	611,000	22%
Chad Plotkin	380,000	9%
Kevin P. Malcarney	300,000	0%
Mary‑Lee Stillwell	295,000	0%

(1) Actual 2019 base salary earnings are presented in the Summary Compensation Table.
(2) As compared to the December 31, 2018 annualized base salary.

Annual Incentive Compensation
Overview
Annual incentive compensation awards (AIP bonuses) are made under our AIP. AIP bonuses represent short‑term compensation designed to compensate NEOs for meeting annual Company goals and for their individual performance. The Compensation Committee establishes these annual Company goals after reviewing the Company’s business strategy and other matters. As further discussed below, the annual goals for 2019 relate to the following four areas: (a) CAFD, (b) key financial milestones, (c) key transition milestones and (d) achievement of the Thermal plan. In addition, each NEO’s individual performance may (negatively or positively) affect the bonus amount that he or she ultimately receives under our AIP. However, notwithstanding individual performance or the extent to which the Company goals are achieved, the Compensation Committee retains sole discretion under the AIP to reduce the amount of or eliminate any AIP bonuses that are otherwise payable under the AIP.
AIP bonus opportunities are expressed in terms of threshold, target and maximum bonus opportunities. Different percentages of each NEO’s annual base salary relate to these threshold, target and maximum AIP bonus opportunities. However, in the event threshold performance for 2019 was not achieved with respect to the CAFD performance metric (the “AIP Gate”), no AIP bonuses would have been payable for 2019.
Effective January 1, 2019, the AIP was amended to include designated officers as participants, granting NEOs (other than Mr. Sotos whose severance is governed by his employment agreement) eligibility for a prorated target bonus payment for the year of a qualifying severance termination, based on the portion of the performance period that the NEO was employed.
2019 AIP Bonus Performance Criteria
The AIP bonus performance criteria applicable to all NEOs are based upon the four Company goals described above and individual performance. The table below sets forth the 2019 AIP performance criteria and weightings applicable to all NEOs, assuming the achievement of each goal at target.

Goal	Weight
CAFD(1)	32.5%
Key Financial Milestones	32.5%
Key Transition Milestones	25%
Achievement of the Thermal Plan	10%
Overall Funding	100%
Individual Performance	+/- 20%

(1) CAFD is adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro‑rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, Walnut Creek investment payments, and changes in prepaid and accrued capacity payments.

•
CAFD. As noted above, the threshold CAFD performance metric represents the AIP Gate for 2019. The Compensation Committee set the 2019 AIP Gate at $231 million. The Compensation Committee has removed the AIP Gate as a feature under the AIP for 2020.

Beyond serving as a “gate” to any payout of AIP bonuses to NEOs, CAFD is also a distinct portion of our annual incentive framework. For 2019, the CAFD goals and the achieved level are set forth in the chart below. The Company achieved CAFD of approximately $254 million, surpassing the CAFD threshold (i.e., the AIP Gate) but less than the CAFD target.

CAFD Threshold	CAFD Target	CAFD Maximum	CAFD Actual
$231 million	$270 million	$309 million	$254 million

•
Key Financial Milestones. Achievement of “key financial milestones” performance metrics are established as a defined annual incentive category. The Compensation Committee establishes threshold, target and maximum levels of performance for this category based on the number of milestones achieved. For 2019, a total of eleven milestones were established relating to the Company’s credit rating, adherence to budget, CAFD per share goals, management of certain PG&E related projects, and OSHA recordable incident rate. Additional CAFD and OSHA milestones also were applied as separate milestones with respect to the Company’s Thermal business. For 2019, threshold performance required the achievement of three out of the eleven milestones, target performance required the achievement of six out of the eleven milestones, and maximum performance required the achievement of all eleven milestones. Ultimately, target performance was attained with the achievement of six out of the eleven milestones in 2019.

•
Key Transition Milestones. Achievement of “key transition milestones” performance metrics were specifically established as a defined annual incentive category for 2019. The Compensation Committee establishes threshold, target and maximum levels of performance for this category based on the number of milestones achieved. For 2019, a total of five milestones were established relating to the Company’s cost savings initiatives, reduced use of NRG technology and services, implementation of certain asset management agreements and satisfactory completion of the auditor RFP (request for proposal). For 2019, threshold performance required the achievement of two out of the five milestones, target performance required the achievement of three out of the five milestones, and maximum performance required the achievement of all five milestones. Ultimately, maximum performance was attained with the achievement of five out of the five milestones in 2019.

•
Achievement of the Thermal Plan. Achievement of “Thermal Plan” performance metrics was added as an annual incentive category for 2019 based on the view that all elements of the Company’s business should be reflected in the AIP bonus opportunity. The Compensation Committee establishes threshold, target and maximum levels for this category for each of the “Thermal Plan” performance metrics. For 2019, the Thermal Plan performance metrics relate to the Thermal business’s CAFD, capital expenditures, cost controls and system efficiencies. In addition, a separate metric was established for 2019 identifying a total of eleven key Thermal business goals. Similar to the key financial and transitional milestones described above, threshold, target and maximum levels of performance were established for this separate metric based on the number of goals achieved. These goals related to safety, cost control, customer retention and satisfaction, employee engagement, environmental risk management, good citizenship and growth, in each case, with respect to the Thermal business (threshold, target and maximum performance required the achievement of three, seven and ten goals, respectively, out of a total of eleven). Ultimately, above-target performance was attained (expressed as 153% of target) with respect to the thermal plan in 2019 (including achievement of six out of the eleven key Thermal business goals).

•
Individual Performance. As indicated above, individual performance may (negatively or positively) affect the AIP Bonus for an NEO by up to 20%, although no AIP Bonus payments can exceed 200% of the target award. Such individual performance is determined on a discretionary basis based on the Compensation Committee’s assessment of the NEO’s contributions in supporting adherence to budget, support towards the achievement of key milestones, and other contributions towards the successful execution of the Company’s business strategy. In 2019, the Compensation Committee considered the individual performance of the CEO and recommended to the full Board that his AIP Bonus be increased by 20% to account for his individual performance. In a similar manner, the CEO recommended to the Compensation Committee that the AIP Bonus be increased for the other NEOs from 15% to 20%. The full board approved the above recommendation of the Compensation Committee and the Compensation Committee approved the above recommendation of the CEO.

2019 Annual Incentive Bonus Opportunity
The threshold, target and maximum AIP bonus opportunities for NEOs for 2019, expressed as a percentage of base salary, were:

Named Executive Officer	Gate Not Met (%)	Threshold (%)(1)	Target (%)(1)	Maximum (%)	Target Amount ($)
Christopher S. Sotos	0	50	100	200	611,000
Chad Plotkin	0	30	60	120	228,000
Kevin Malcarney	0	20	40	80	120,000
Mary‑Lee Stillwell	0	20	40	80	118,000

(1) This assumes that the CAFD performance metric and all other quantitative and qualitative goals, including the key milestones, are achieved at threshold or target levels, respectively.
2019 Annual Incentive Bonuses
As noted above, with respect to AIP bonuses for 2019, the AIP Gate was $231 million, the CAFD target was $270 million, the key financial milestone target was achievement of six out of eleven key financial milestones, the key transition milestone target was achievement of three out of five key transition milestones and target achievement of the “Thermal Plan” metrics was based on the achievement of various sub-categories, including the achievement of seven out of eleven key Thermal business goals.

For 2019, the AIP Gate was surpassed, CAFD was between threshold and target at approximately $254 million, six out of eleven key financial milestones were achieved, and five out of five key transition milestones were achieved. In addition, overall achievement for the thermal plan for 2019 was above target at 153%. Due to the achievement specified above, 2019 AIP bonuses were paid at levels above target. If performance falls between threshold and target or target and maximum, the bonus opportunity will be determined on an interpolated basis. As a result, the CAFD metric, the key financial milestone, the key transition milestone, and thermal plan metrics were respectively weighted at 79%, 100%, 200% and 153% of target. Individual performance, which is determined on a discretionary basis, resulted in positive adjustments to the AIP Bonuses for the NEOs from 15% to 20%.
The annual incentive bonuses paid to NEOs for 2019 were:

Named Executive Officer	Percentage of Annual Base Salary (%)	Percent of Target Achieved (%)	Annual Incentive Payment ($)
Christopher S. Sotos	148	124	906,235
Chad Plotkin	89	124	338,170
Kevin P. Malcarney	57	124	170,568
Mary‑Lee Stillwell	59	124	175,018
Long‑Term Incentive Compensation
We believe that equity awards directly align our NEOs’ interests with those of our stockholders. In 2019, the Compensation Committee granted our NEOs a combination of performance‑based equity awards directly linked to long‑term stockholder value creation and time-based equity awards which also represent a critical component of our long-term incentive compensation due to the retention aspects of the awards. To enhance our compensation program’s focus on Company performance, the large majority of these long‑term incentive awards (67%) were performance‑based (i.e., granted as RPSUs). The remaining 33% of our long-term incentive awards were time-based (i.e., granted as RSUs which vest over 3 years). We believe that our AIP appropriately focuses our NEOs on shorter‑term (one‑year) financial metrics while our LTIP emphasizes long‑term stockholder value creation (i.e. three‑year TSR outperformance). For 2019, Mr. Sotos’ target LTIP award was 250% of his base salary, Mr. Plotkin’s target LTIP award was 125% of his base salary, Mr. Malcarney’s target LTIP award was 100% of his base salary, and Ms. Stillwell’s target LTIP award was 75% of her base salary. The above mix of long‑term incentive compensation applied to all NEOs, except Ms. Stillwell, for 2019, who received 100% RSUs under the terms of her offer letter.
Relative Performance Stock Units
Each RPSU represents the potential to receive one share of Class C common stock based on the Company’s TSR performance ranked against the TSR performance of a comparator group of similar companies (the “Performance Peer Group”) after the completion of a three‑year performance period. Relative measures are designed to normalize for externalities, ensuring the program appropriately reflects management’s impact on the Company’s TSR by including peer companies that the Compensation Committee believes are similarly impacted by market conditions.
The payout of shares of Class C common stock at the end of the three‑year performance period is based on the Company’s TSR performance percentile rank compared with the TSR performance of the Performance Peer Group. To ensure a rigorous program design, the target‑level payout (100% of shares granted) requires the Company to perform at the 50th percentile. To induce management to achieve greater than target‑level performance in a down market, in the event that the Company’s TSR performance declines by more than 20% over the performance period, the target‑level payout (100% of shares granted) will require an even greater achievement of a 60th percentile performance. The Compensation Committee believes that this increased performance requirement addresses the concern that a disproportionate award may be paid in the event that our relative performance is high, but absolute performance is low.
In the event relative performance is below the 25th percentile, the award is forfeited. In the event relative performance is between the 25th percentile and the 50th percentile (or the 60th percentile if our TSR performance declines by more than 20% over the performance period), payouts will be based on an interpolated calculation. In the event relative performance reaches the 50th percentile (or the 60th percentile as described above), 100% of the award will be paid. In the event relative performance is between the 50th percentile (or the 60th percentile as described above) and the 75th percentile, payouts will be based on an interpolated calculation. In the event that relative performance is at or above the 75th percentile, a maximum payout of 150% of the target will be paid with respect to RPSU awards granted in 2019. Beginning with respect to RPSUs granted in 2018 and continuing for grants of 2019 RPSUs, the maximum payout was (and remains) changed from 200% to 150%.

The table below illustrates the design of our RPSUs in 2019.

Performance Targets	Performance Requirement		Payout Opportunity
Maximum	75th percentile or above		150%
Target	Standard Target: 50th percentile	Modified Target: 60th percentile (less than −20% absolute TSR)	100%
Threshold	25th percentile		25%
Below Threshold	Below 25th percentile		0%
Restricted Stock Units
Each RSU represents the right to receive one share of our Class C common stock after the completion of the vesting period. The RSUs granted to the NEOs in 2019 vest ratably, meaning that one‑third of the award vests each year on the anniversary of the grant date, over a three‑year period.
Dividend Equivalent Rights
In connection with awards of both RPSUs and RSUs, each NEO also receives DERs, which accrue with respect to the award to which they relate. DERs accrue only to the extent that the shares of Class C common stock underlying each award become vested and deliverable to the NEO. Accrued DERs are paid at the same time such shares are delivered to the NEO. Accordingly, DERs are forfeited if the underlying shares are forfeited.
Clawbacks
The Company has a “clawback” policy with regard to awards made under the AIP and LTIP in the case of a material financial restatement, including a restatement resulting from employee misconduct, or in the case of fraud, embezzlement or other serious misconduct that is materially detrimental to the Company. The Compensation Committee retains discretion regarding application of the policy. The policy is incremental to other remedies that are available to the Company. In addition to our “clawback” policy, if the Company is required to restate its earnings as a result of noncompliance with a financial reporting requirement due to misconduct, under the Sarbanes‑Oxley Act of 2002 (“SOX”), the CEO and the CFO would also be subject to a “clawback,” as required by SOX.
Benefits
All of our NEOs participate in the same retirement, life insurance, health and welfare plans. To generally support more complicated financial planning and estate planning matters, NEOs are eligible for reimbursement of annual tax return preparation, tax advice, financial planning and estate planning expenses. Mr. Sotos is eligible for a maximum reimbursement of $12,000 per year and the remaining NEOs are eligible for a maximum reimbursement of $3,000 per year.
Potential Severance and Change‑In‑Control Benefits
Each NEO’s RPSU and RSU award agreements under the LTIP provide for special treatment in the event of such NEO’s termination of employment under certain circumstances, including in connection with a change-in-control. Additionally, Mr. Sotos, pursuant to his employment agreement, and the remaining NEOs, pursuant to the Company’s Executive Change‑in‑Control and General Severance Plan for Tier IA and Tier IIA Executives (the “CIC Plan”) as well as pursuant to the Compensation Committee’s discretion under the AIP, are entitled to additional severance payments and benefits in the event of termination of employment under certain circumstances, including following a change‑in‑control.
Change‑in‑control arrangements are considered a market practice among many publicly‑held companies. Most often, these arrangements are utilized to encourage executives to remain with the company during periods of extreme job uncertainty and to ensure that any potential transaction is thoroughly and objectively evaluated. In order to enable a smooth transition during an interim period, change‑in‑control arrangements provide a defined level of security for the executive and the company, enabling a more seamless implementation of a particular merger, acquisition or asset sale or purchase, and subsequent integration.
For a more detailed discussion, including the quantification of potential payments, please see the section entitled “Severance and Change‑in‑Control” following the executive compensation tables below.

Other Matters
Stock Ownership Guidelines
The Compensation Committee and the Board require the CEO to hold Company stock with a value equal to 4.0 times his base salary until his separation from the Company. Senior Vice Presidents are required to hold Company stock with a value equal to 2.0 times their base salary until their separation from the Company. The Chief Accounting Officer is required to hold Company stock with a value of 1.5 times her base salary until her separation from the Company. Personal holdings and vested awards count towards the ownership multiple. Although NEOs are not required to make purchases of our common stock to meet their target ownership multiple, NEOs are restricted from divesting any securities until such ownership multiples are attained, except in the event of hardship or to make a required tax payment, and they must maintain their ownership multiple after any such transactions. Once met, they must maintain their ownership multiple during their service. The current target stock ownership for NEOs as of February 24, 2020 is shown below. Mr. Sotos and Mr. Plotkin became subject to the stock ownership guidelines upon becoming NEOs in 2016. In addition, Mr. Malcarney and Ms. Stillwell became subject to the stock ownership guidelines upon becoming NEOs in 2018. All of our NEOs met or exceeded their stock ownership guidelines as of February 24, 2020.

Named Executive Officer	Target Ownership Multiple	Actual Ownership Multiple
Christopher S. Sotos	4.0x	8.8x
Chad Plotkin	2.0x	3.5x
Kevin P. Malcarney	2.0x	3.4x
Mary‑Lee Stillwell	1.5x	2.4x
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code (the “Code”) precludes us, as a public company, from taking a tax deduction for individual compensation to certain of our executive officers in excess of $1 million, subject to certain exemptions. Prior to 2018, the exemptions included an exclusion of performance‑based compensation within the meaning of Section 162(m) of the Code (“Section 162(m)”). The Tax Cuts and Jobs Act, enacted in December 2017, however, amended Section 162(m) and eliminated the exclusion of performance‑based compensation from the $1 million limit, subject to certain new exemptions for performance‑based compensation that is “grandfathered” for purposes of amended Section 162(m). The Compensation Committee believes tax deductibility of compensation is an important consideration and continues to consider the implications of legislative changes to Section 162(m) and the possible effect of exemptions for grandfathered compensation. However, the Compensation Committee also believes that it is important to retain flexibility in designing compensation programs, and as a result, has not adopted a policy that any particular amount of compensation must be deductible to the Company under Section 162(m).
The Compensation Committee also takes into account tax consequences to NEOs in designing the various elements of our compensation program, such as designing the terms of awards to defer immediate income recognition under Section 409A of the Code. The Compensation Committee remains informed of, and takes into account, the accounting implications of its compensation programs. However, the Compensation Committee approves programs based on their total alignment with our strategy and long‑term goals.

Compensation Tables
Summary Compensation Table
Fiscal Year Ended December 31, 2019

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non‑Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Christopher S. Sotos	2019	606,304	—	1,527,522	—	906,235	—	14,882	3,054,942
President and Chief	2018	500,000	—	1,250,021	—	626,809	—	21,350	2,398,180
Executive Officer	2017	500,000	—	1,250,008	—	685,000	—	22,750	2,457,758
Chad Plotkin	2019	378,731	—	475,020	—	338,170	—	15,200	1,207,120
Senior Vice President	2018	350,000	—	350,019	—	219,383	—	22,602	942,004
and Chief Financial	2017	350,000	—	350,007	—	239,750	—	24,248	964,005
Officer
Kevin P. Malcarney(5)	2019	300,000	—	300,019	—	170,568	—	11,077	781,663
Senior Vice President,	2018	180,000	—	589,868	—	96,855	—	500	867,223
General Counsel and	2017	—	—	—	—	—	—	—	—
Corporate Secretary
Mary‑Lee Stillwell(6)	2019	295,000	—	221,261	—	175,018	—	10,892	702,171
Chief Accounting	2018	86,231	—	556,336	—	49,849	—	—	692,416
Officer	2017	—	—	—	—	—	—	—	—

(1) Reflects base salary earnings.
(2) Reflects the grant date fair value determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, Comparison - Stock Compensation. Clearway Energy, Inc. uses the Company's Class C common stock price on the date of grant as the fair value of the Company's RSUs. The fair value of RPSUs is estimated on the date of grant using a Monte Carlo simulation model. For performance-based RPSUs granted in 2019, if the maximum level of performance is achieved, the fair value will be approximately $1,535,162 for Mr. Sotos, $477,388 for Mr. Plotkin and $301,523 for Mr. Malcarney.
(3) The amounts shown in this column represent the annual incentive bonuses paid to the NEOs. Further information regarding the annual incentive bonuses is included in the “2019 Annual Incentive Bonuses” section of this CD&A.
(4) The amounts provided in the All Other Compensation column represent the additional benefits payable by the Company and include insurance benefits; the employer match under the Company’s 401(k) plan; financial counseling services up to $12,000 per year for Mr. Sotos and up to $3,000 per year for all other NEOs, not including the financial advisor’s travel or out-of-pocket expenses; and when applicable, the Company’s discretionary contribution to the 401(k) plan. The following table identifies the additional compensation for each NEO.

Name	Year	Life and Disability Insurance Reimbursement ($)	Financial Advisor Services ($)	401(k) Employer Matching Contribution ($)	401(k) Discretionary Contribution ($)	Total ($)
Christopher S. Sotos	2019	1,000	2,682	11,200	—	14,882
	2018	—	2,250	11,000	8,100	21,350
	2017	4,000	—	10,800	7,950	22,750
Chad Plotkin	2019	1,000	3,000	11,200	—	15,200
	2018	—	3,000	11,502	8,100	22,602
	2017	3,000	3,000	10,298	7,950	24,248
Kevin P. Malcarney	2019	—	—	11,077	—	11,077
	2018	—	500	—	—	500
	2017	—	—	—	—	—
Mary‑Lee Stillwell	2019	—	—	10,892	—	10,892
	2018	—	—	—	—	—
	2017	—	—	—	—	—

(5) Mr. Malcarney was appointed as Senior Vice President, General Counsel & Corporate Secretary on May 11, 2018.
(6) Ms. Stillwell was appointed as Chief Accounting Officer on August 31, 2018.

Grants of Plan‑Based Awards
Fiscal Year Ended December 31, 2019

				Estimated Possible Payouts Under Non‑Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Award Type	Grant Date	Approval Date	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Awards ($)(4)
Christopher S. Sotos	AIP	—	—	305,500	611,000	1,222,000	—	—	—	—	—
	RPSU	1/2/2019	12/6/2018	—	—	—	13,668	54,671	82,007	—	1,023,441
	RSU	1/2/2019	12/6/2018	—	—	—	—	—	—	29,307	504,080
Chad Plotkin	AIP	—	—	114,000	228,000	456,000	-	—	—	—	—
	RPSU	1/2/2019	11/29/2018	—	—	—	4,250	17,001	25,502	—	318,259
	RSU	1/2/2019	11/29/2018	—	—	—	—	—	—	9,114	156,761
Kevin P. Malcarney	AIP	—	—	60,000	120,000	240,000	—	—	—	—	—
	RPSU	1/2/2019	12/6/2018	—	—	—	2,685	10,738	16,107	—	201,015
	RSU	1/2/2019	12/6/2018	—	—	—	—	—	—	5,756	99,003
Mary‑Lee Stillwell	AIP	—	—	59,000	118,000	236,000	—	—	—	—	—
	RPSU	—	—	—	—	—	—	—	—	—	—
	RSU	1/2/2019	12/6/2018	—	—	—	—	—	—	12,864	221,261

(1) Threshold non-equity incentive plan awards include annual incentive plan threshold payments, as presented in the CD&A.
(2) Target non-equity incentive plan awards include annual incentive plan target payments, as presented in the CD&A.
(3) Maximum non-equity incentive plan awards include annual incentive plan maximum payments, as presented in the CD&A.
(4) Reflects the grant date fair value determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, Comparison-Stock Compensation. The Company uses the Class C common stock price on the date of grant as the fair value of the Company’s RSUs. The fair value of RPSUs is estimated on the date of grant using a Monte Carlo simulation model.

Outstanding Equity Awards at Fiscal Year End
Fiscal Year Ended December 31, 2019

	Option Awards				Stock Awards
	Number of	Number of			Number	Market Value	Equity Incentive Plan Awards
Name	Securities Underlying Unexercised Options (#) Exercisable	Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	of Shares or Units of Stock that Have Not Vested (#)	of Shares or Units of Stock that Have Not Vested ($)	Number of Unearned Shares that Have Not Vested (#)(1)	Market Value of Unearned Shares that Have Not Vested ($)(1)
Christopher S. Sotos	—	—	—	—	52,266 (2)	1,042,707	133,645 (3)	2,666,218
Chad Plotkin	—	—	—	—	15,544 (4)	310,103	39,114 (5)	780,324
Kevin P. Malcarney	—	—	—	—	20,046 (6)	399,918	10,738(7)	214,223
Mary‑Lee Stillwell	—	—	—	—	24,916 (8)	497,074	—	—

(1) Assumes achievement at target award level for 2017, 2018 and 2019 RPSU awards as discussed in the CD&A.
(2) This amount represents 16,840 RSUs that vested on January 2, 2020, 8,776 RSUs that vested on January 3, 2020, 16,861 RSUs that will vest on January 2, 2021, and 9,789 RSUs that will vest on January 2, 2022.
(3) This amount represents 39,375 RPSUs that vested on January 3, 2020, 39,599 that will vest on January 2, 2021, and 54,671 that will vest on January 2, 2022. On January 3, 2020, the 2017 RPSU award vested at 157% of target based on the Company’s TSR performance ranked against the TSR performance of the Performance Peer Group.
(4) This amount represents 5,017 RSUs that vested on January 2, 2020, 2,458 RSUs that vested on January 3, 2020, 5,024 RSUs that will vest on January 2, 2021, and 3,045 RSUs that will vest on January 2, 2022.
(5) This amount represents 11,025 RPSUs that vested on January 3, 2020, 11,088 that will vest on January 2, 2021, and 17,001 that will vest on January 2, 2022. On January 3, 2020, the 2017 RPSU award vested at 157% of target based on the Company’s TSR performance ranked against the TSR performance of the Performance Peer Group.
(6) This amount represents 1,916 RSUs that vested on January 2, 2020, 10,967 RSUs that vested on January 3, 2020, 5,240 RSUs that will vest on January 2, 2021, and 1,923 RSUs that will vest on January 2, 2022.
(7) This amount represents 10,738 RPSUs that will vest on January 2, 2022.
(8) This amount represents 4,283 RSUs that vested on January 2, 2020, 9,249 RSUs that vested on January 3, 2020, 7,087 RSUs that will vest on January 2, 2021, and 4,297 RSUs that will vest on January 2, 2022.
Option Exercises and Stock Vested
Fiscal Year Ended December 31, 2019

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
Christopher S. Sotos	—	—	95,628 (2)	1,676,418 (3)
Chad Plotkin	—	—	9,801 (4)	170,136 (3)
Kevin P. Malcarney	—	—	19,943(5)	351,612(6)
Mary‑Lee Stillwell	—	—	16,523(7)	291,303(6)

(1) Includes shares and DERs that vested pursuant to underlying awards and converted to Class C common stock in 2019.
(2) Represents 7,080 RSUs and 509 DERs that vested on January 2, 2019 pursuant to the stock compensation award granted on January 2, 2018. Represents 8,749 RSUs and 1,207 DERs that vested on January 3, 2019 pursuant to the stock compensation award granted on January 3, 2017. Represents 66,559 RSUs and 11,524 DERs that vested on January 4, 2019 pursuant to the stock compensation award granted on August 8, 2016.
(3) The values are based on January 2, 2019 Class C common stock closing share price of $17.20 for awards and DERs that vested on January 2, 2019. The values are based on January 3, 2019 Class C common stock closing share price of $17.00 for awards and DERs that vested on January 3, 2019. The values are based on January 4, 2019 Class C common stock closing share price of $17.63 for awards and DERs that vested on January 4, 2019.
(4) Represents 1,982 RSUs and 142 DERs that vested on January 2, 2019 pursuant to the stock compensation award granted on January 2, 2018. Represents 2,450 RSUs and 338 DERs that vested on January 3, 2019 pursuant to the stock compensation award granted on January 3, 2017. Represents 4,226 RSUs and 663 DERs that vested on January 4, 2019 pursuant to the stock compensation award granted on November 7, 2016.
(5) Represents 18,942 RSUs and 1,001 DERs that vested on January 4, 2019 pursuant to the stock compensation award granted on May 11, 2018.

(6) The values are based on January 4, 2019 Class C common stock closing share price of $17.63 for awards and DERs that vested on January            4, 2019.
(7) Represents 15,975 RSUs and 548 DERs that vested on January 4, 2019 pursuant to the stock compensation award granted on August 31, 2018.
Employment Agreements
The Company has not entered into employment agreements with any officers other than Mr. Sotos.
On August 8, 2016, the Company entered into an employment agreement with Mr. Sotos pursuant to which Mr. Sotos serves as the Company’s President and CEO for the term that began on May 6, 2016 (the “Effective Date”) and ending on the date that his employment is terminated by either party. The employment agreement entitled Mr. Sotos to an annual base salary of $500,000 for the period beginning on the Effective Date and ended on December 31, 2016. For each annual period thereafter, our Board determines whether to increase Mr. Sotos’ annual base salary (as noted in the above Summary Compensation Table, Mr. Sotos’ base salary was increased to over $600,000 for fiscal year 2019). The employment agreement provides that, beginning with the 2016 fiscal year, Mr. Sotos is eligible to receive an annual bonus at a target amount equal to 100% of base salary (i.e., AIP bonus), based on achievement of criteria determined by the Board with input from Mr. Sotos. The maximum award opportunity each year is 200% of the target amount. The employment agreement further provides that Mr. Sotos is eligible to participate in the LTIP, on such terms as are set forth in the plan. Mr. Sotos’ target LTIP award for the 2019 fiscal year was approximately 250% of base salary.
In addition to the compensation and benefits described above, as well as paid vacation and director and officer liability insurance, the employment agreement provides that Mr. Sotos will receive the following:

•	Reimbursement for annual tax return preparation expenses and tax advice and financial planning, up to a maximum of $12,000 per year;

•
Eligibility to participate in the Company’s retirement plans, health and welfare plans, and disability insurance plans under the same terms, and to the same extent, as other senior management of the Company;

•	Reimbursement for the costs of litigation or other disputes incurred in asserting any claims under the employment agreement, unless the court finds in favor of the Company; and

•
Reimbursement for legal fees and expenses incurred in connection with negotiating the employment agreement and other agreements referenced therein, up to a maximum of $6,000, which reimbursement was completed in 2016.

The employment agreement also entitles him to certain severance payments and benefits in the event his employment terminates under certain circumstances. These severance payments and benefits are described and quantified under the section “Severance and Change‑in‑Control” below. In addition, under the employment agreement, the Company has agreed to indemnify Mr. Sotos against any claims arising as a result of his position with the Company to the maximum extent permitted by law.
The employment agreement includes non‑competition and non‑solicitation restrictions on Mr. Sotos during the term of his employment and for one year after his termination of employment. The employment agreement also includes confidentiality, indemnification obligations and intellectual property restrictions and an obligation for Mr. Sotos to cooperate with the Company in the event of any internal, administrative, regulatory, or judicial proceeding. The provisions of the employment agreement may only be waived with the written consent of the Company and Mr. Sotos.
Severance and Change‑In‑Control
Each NEO’s RPSU and RSU award agreements under the LTIP provide for special treatment in the event of such NEO’s termination of employment under certain circumstances. Upon death or disability, an NEO’s RSUs and RPSUs will vest in full and the performance metrics with respect to the RPSUs will be deemed to be achieved at target levels. Upon retirement, an NEO’s RSUs and RPSUs will remain eligible for vesting pursuant to the award agreement as though the NEO was continuously employed by the Company throughout the relevant period; provided that retirement occurs more than 12 months following the applicable award’s grant date. Further, if an NEO’s employment is involuntarily terminated by the Company without cause (as defined in Mr. Sotos’ employment agreement with respect to Mr. Sotos’ and as defined in the LTIP with respect to the other NEOs) within the six months immediately prior to, or the 12 months immediately following, a change in control of the Company (as defined in the LTIP), (i) such NEO’s RSUs will vest in full immediately upon the later of such change in control or such termination of employment and (ii) the Compensation Committee will, pursuant to the terms and conditions of the LTIP and RPSU award agreement(s), determine the final amount payable to the NEO, if any, pursuant to his or her RPSUs. In general, no RPSU or RSU accelerated vesting applies to any other involuntary termination, although new hire grants of RSUs, such as the grant made to Ms. Stillwell on August 31, 2018, provide pro-rated vesting for certain involuntary terminations of service that occur in connection with certain significant business events.

In addition to the above described treatment of his or her equity awards, Mr. Sotos, pursuant to his employment agreement, and the other NEOs, pursuant to the CIC Plan and in some cases, the AIP, are entitled to certain additional severance payments and benefits in the event of termination of employment under certain circumstances, including following a change‑in‑control.
Mr. Sotos’ Benefits
If Mr. Sotos’ employment is involuntarily terminated by the Company without cause or if he terminates his employment for good reason, subject to Mr. Sotos executing a release of claims, the Company agrees to provide Mr. Sotos with the following severance benefits:

•	A lump sum payment equal to no less than 1.5 times Mr. Sotos’ annual base salary in effect at the time of the Effective Date;

•
A lump sum payment equal to the target bonus opportunity under the then‑current bonus plan, which amount will be pro‑rated based on the number of days during the year that he was employed by the Company;

•	Any unpaid bonus amount for the prior fiscal year to the extent not paid prior to the termination date; and

•
Reimbursement of COBRA premiums for 18 months after the date of termination, except that such coverage will be discontinued if Mr. Sotos becomes eligible for medical benefits from a subsequent employer or otherwise.

If Mr. Sotos’ employment is involuntarily terminated by the Company without cause or if he terminates his employment for good reason within the six months immediately prior to, or the 12 months immediately following, a change‑in‑control of the Company, in lieu of the severance benefits set forth above, the Company will provide Mr. Sotos with the following severance benefits:

•	A lump sum payment of no less than three times the sum of (a) Mr. Sotos’ base salary in effect at the Effective Date and (b) Mr. Sotos’ target bonus opportunity for the year of termination;

•
A lump sum payment equal to the target bonus opportunity under the then‑current bonus plan, which amount will be pro‑rated based on the number of days during the year that he was employed by the Company;

•	Any unpaid bonus amount for the prior fiscal year to the extent not paid prior to the termination date; and

•
Reimbursement of COBRA premiums for 18 months after the date of termination, except that such coverage will be discontinued if Mr. Sotos becomes eligible for medical benefits from a subsequent employer or otherwise.

If Mr. Sotos’ employment is terminated as a result of his death or disability, the Company agrees to pay him an amount equal to the target bonus opportunity for the year of termination, which amount will be pro‑rated based on the number of days during the year that Mr. Sotos’ was employed by the Company. In addition, the Company will pay Mr. Sotos any unpaid bonus amount for the prior fiscal year to the extent not paid prior to the termination date.
If an excise tax under Section 4999 of the Code would be triggered by any payments under Mr. Sotos’ employment agreement or otherwise upon a change‑in‑control, the Company will reduce such payments so that no amounts are subject to Section 4999 of the Code, if such reduction would cause the amount to be retained by Mr. Sotos to be greater than if Mr. Sotos were required to pay such excise tax.
NEO Benefits
Eligible NEOs may receive a discretionary payment of the prorated target bonus under the AIP in the event of such NEO’s termination of employment under certain circumstances, including upon his or her termination due to retirement or involuntary termination without cause. Such amount, if payable in the Compensation Committee’s discretion, will be pro-rated based on the number of days during the year that he or she was employed by the Company. In addition, under the CIC Plan, in the event of involuntary termination without cause, eligible NEOs are entitled to a general severance benefit equal to 1.5 times base salary payable in a lump sum amount and reimbursement for COBRA benefits continuation cost for a period of 18 months.
The CIC Plan also provides a change‑in‑control benefit in the event that, within six months prior to, as well as 12 months following, a change‑in‑control, an eligible NEO’s employment is either involuntarily terminated by the Company without cause or voluntarily terminated by such NEO for good reason. Mr. Plotkin’s change‑in‑control benefit consists of an amount equal to 2.99 times the sum of his base salary plus the annual target incentive for the year of termination, payable in a lump sum amount. The change‑in‑control benefit for other eligible NEOs (other than Mr. Plotkin) consists of an amount equal to two times the sum of their base salary plus the annual target incentive for the year of termination, payable in a lump sum amount. All such NEOs are also eligible for an amount equal to their target bonus for the year of termination, prorated for the number of days during the performance period that such NEO was employed by the Company and reimbursement for COBRA benefits continuation cost for a period of 18 months.
As a condition of receiving severance or change‑in‑control benefits, an eligible NEO must execute a release of claims and acknowledge the restrictive covenants in the CIC Plan. Such restrictive covenants include non‑competition, non‑solicitation and non‑disparagement covenants applicable for one year after termination, confidentiality and intellectual property obligations.
If an excise tax under Section 4999 of the Code would be triggered for an eligible NEO by any payments under the CIC Plan or otherwise upon a change‑in‑control, the Company will reduce such payments so that no amounts are subject to Section 4999 of the Code, if such reduction would cause the amount to be retained such NEO to be greater than if such NEO were required to pay such excise tax.
Definition of Change‑In‑Control, Etc.
In general, under Mr. Sotos’ employment agreement and the CIC Plan, a “change‑in‑control” occurs in the event: (a) any person or entity (with certain exceptions), becomes the direct or indirect beneficial owner of 50% or more of the Company’s voting stock or obtains the power to, directly or indirectly, vote or cause to be voted 50% or more of the Company’s capital stock entitled to vote in the election of directors, including by contract or through proxy, (b) directors serving on the Board as of a specified date cease to constitute at least a majority of the Board unless such directors are approved by a vote of at least two‑thirds (2/3) of the incumbent directors, provided that a person whose assumption of office is in connection with an actual or threatened election contest or actual or threatened solicitation of proxies including by reason of agreement intended to avoid or settle such contest shall not be considered to be an incumbent director, (c) any reorganization, merger, consolidation, sale of all or substantially all of the assets of the Company or other transaction is consummated and the previous stockholders of the Company fail to own at least 50% of the combined voting power of the resulting entity in substantially the same proportions of their ownership in the Company immediately prior to such transaction, or (d) the stockholders approve a plan or proposal to liquidate or dissolve the Company.
An involuntary termination without “cause” means the NEO’s termination by the Company for any reason other than the NEO’s (a) conviction of, or agreement to a plea of nolo contendere to, a felony or other crime involving moral turpitude (including an indictment therefor under the CIC Plan), (b) willful failure to perform his or her duties, (c) willful gross neglect or willful misconduct (including a material act of theft, fraud, malfeasance or dishonesty in connection with his or her performance of duties under the CIC Plan), or (d) breach of any written agreement between the Company or NEO, a violation of the Company’s Code of Conduct or other written policy (or in Mr. Sotos’ case, a material breach of his employment agreement).
A voluntary termination for “good reason” means the resignation of the NEO in the event of (a) a material reduction in his or her compensation or benefits, (b) a material diminution in his or her title, authority, duties or responsibilities, or (c) the failure of a successor to the Company to agree, in writing, to assume the CIC Plan within 15 days after a merger, consolidation, sale or similar transaction. In Mr. Sotos’ case only, “good reason” also includes (i) any material failure by the Company to comply with his employment agreement, (ii) his removal from the Board, (iii) the failure to elect him to the Board during any regular election, (iv) any reduction in his target annual bonus opportunity and long-term incentive award, or (v) a change in reporting structure of the Company requiring Mr. Sotos to report to anyone other than the Board.
Potential Payments Upon Termination or Change‑In‑Control
The amount of compensation payable to each NEO in each circumstance is shown in the table below, assuming that termination of employment occurred as of December 31, 2019, and including payments that would have been earned as of such date. The amounts shown below do not include benefits payable under the Company’s 401(k) plan.

Named Executive Officer	Involuntary Termination Not for Cause ($)	Voluntary Termination for Good Reason ($)	Involuntary Not for Cause or Voluntary for Good Reason Following a Change in Control ($)	Death or Disability ($)
Christopher S. Sotos	1,391,643	1,391,643	8,086,500	4,722,857
Chad Plotkin	828,380	—	3,282,110	1,433,810
Kevin P. Malcarney	601,992	—	1,652,215	780,223
Mary‑Lee Stillwell	786,806	—	1,505,044	648,222

CEO Pay Ratio
As a result of the recently adopted rules under the Dodd‑Frank Act, the SEC requires disclosure of the CEO to median employee pay ratio. The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our CEO, Mr. Sotos, to the annual total compensation of our median employee.
We determined that we could use in our 2019 CEO pay ratio analysis the same median employee that we identified in 2018 given that there has been no change in either our employee population or our employee compensation arrangements that we believe would significantly impact our 2019 pay ratio disclosure. Similarly, there has been no change in our median employee's circumstances that we reasonably believe would result in a significant change to our 2019 pay ratio disclosure. Our median employee’s annual total compensation for 2019 was determined using the same rules that apply to reporting the compensation of our NEOs (including our CEO) in the “Total” column of the “Summary Compensation Table - 2017 - 2019” above. The following total compensation amounts were determined based on that methodology:

•	The annual total compensation of the median employee for 2019 was $85,913.

•	The annual total compensation of Mr. Sotos for 2019 was $3,054,942.

•	As a result, we estimate that Mr. Sotos’ 2019 annual total compensation was approximately 36 times that of our median employee.
Given the different methodologies, exemptions, estimates and assumptions that various public companies use to determine an estimate of their pay ratio, the estimated ratio reported above should not be solely used as a basis for comparison between companies.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Clearway Energy LLC Ownership
As of December 31, 2019, GIP, through CEG, owned 42,738,750 of each of the Company's Class B units and Class D units and Clearway, Inc. owned 34,586,250 of the Company's Class A units and 73,187,646 of the Company's Class C units. Clearway, Inc., through its holdings of Class A units and Class C units, has a 57.01% economic interest in the Company. Clearway, Inc. consolidates the results of the Company through its controlling interest as sole managing member. GIP, through CEG's holdings of Class B units and Class D units, has a 42.99% economic interest in the Company.
Clearway Energy, Inc. Ownership
Stock Ownership of Executive Officers
The following table sets forth information concerning beneficial ownership of Clearway, Inc.’s Class A and Class C common stock and combined voting power of Class A, Class B, Class C and Class D common stock for: (a) each NEO and (b) all executive officers as a group. The percentage of beneficial ownership is based on 34,599,645 shares of Class A common stock outstanding as of February 24, 2020 and 78,850,894 shares of Class C common stock outstanding as of February 24, 2020, and percentage of combined voting power is based on 78,554,291 votes represented by Clearway, Inc.’s outstanding Class A, Class B, Class C and Class D common stock in the aggregate as of February 24, 2020. The percentage of beneficial ownership and the percentage of combined voting power also include any shares that such person has the right to acquire within 60 days of February 24, 2020. Unless otherwise indicated, each person has sole voting and dispositive power with respect to the shares set forth in the following table.
The address of the beneficial owners is Clearway Energy, Inc., 300 Carnegie Center, Suite 300, Princeton, New Jersey 08540.

Common Stock
	Class A Common Stock		Class C Common Stock		% of
Executive Officers	Number(1)	% of Class A Common Stock	Number(1)	% of Class C Common Stock	Combined Voting Power(2)
Christopher S. Sotos	23,100(3)	*	124,515(3)	*	*
Chad Plotkin	6,697(4)	*	30,385(4)	*	*
Kevin P. Malcarney	600(5)	*	29,316(5)	*	*
Mary‑Lee Stillwell	—	—	17,553(6)	*	*
All executive officers as a group (four people)	30,397(7)	*	201,769 (7)	*	*

* Less than one percent of outstanding Class A common stock, Class C common stock or combined voting power, as applicable.
(1) The number of shares beneficially owned by each person or entity is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, each person or entity is considered the beneficial owner of any: (a) shares to which such person or entity has sole or shared voting power or dispositive power and (b) shares that such person or entity has the right to acquire within 60 days.
(2) Represents the voting power of all of the classes of Clearway, Inc.’s common stock together as a single class. Each holder of Class A or Class B common stock is entitled to one vote for each share held. Each holder of Class C or Class D common stock is entitled to 1/100th of one vote for each share held. Holders of shares of Clearway, Inc.’s Class A, Class B, Class C and Class D common stock vote together as a single class on all matters presented to its stockholders for their vote or approval, except as otherwise provided by applicable law.
(3) Includes 9,489 DERs to be paid in Class C common stock. Excludes 26,650 RSUs and 94,270 RPSUs. Each RSU represents the right to receive one share of Class C common stock upon vesting. Each RPSU represents the potential to receive Class C common stock based upon Clearway, Inc. achieving a certain level of total shareholder return relative to Clearway, Inc.’s peer group over a three-year performance period. Each DER represents the right to receive the dividends and distributions that would have otherwise been paid with respect to a share subject to a RSU or RPSU award (if such share were outstanding rather than being subject to the applicable award).
(4) Includes 2,771 DERs to be paid in Class C common stock. Excludes 8,069 RSUs and 28,089 RPSUs. Each RSU represents the right to receive one share of Class C common stock upon vesting. Each RPSU represents the potential to receive Class C common stock based upon Clearway, Inc. achieving a certain level of total shareholder return relative to Clearway, Inc.’s peer group over a three-year performance period. Each DER represents the right to receive the dividends and distributions that would have otherwise been paid with respect to a share subject to a RSU or RPSU award (if such share were outstanding rather than being subject to the applicable award).
(5) Includes 1,066 DERs to be paid in Class C common stock. Excludes 7,163 RSUs and 10,738 RPSUs. Each RSU represents the right to receive one share of Class C common stock upon vesting. Each RPSU represents the potential to receive Class C common stock based upon Clearway, Inc. achieving a certain level of total shareholder return relative to Clearway, Inc.’s peer group over a three-year performance period. Each DER represents the right to receive the dividends and distributions that would have otherwise been paid with respect to a share subject to a RSU or RPSU award (if such share were outstanding rather than being subject to the applicable award).
(6) Includes 662 DERs to be paid in Class C common stock. Excludes 11,384 RSUs. Each RSU represents the right to receive one share of Class C common stock upon vesting. Each DER represents the right to receive the dividends and distributions that would have otherwise been paid with respect to a share subject to a RSU award (if such share were outstanding rather than being subject to the applicable award).
(7) Consists of the total holdings of all executive officers as a group.

Item 13 — Certain Relationships and Related Transactions, and Director Independence
Relationship with GIP and Clearway Energy, Inc.
GIP, through its ownership of CEG, indirectly owns all of Clearway, Inc.’s outstanding Class B common stock and its Class D common stock, which represents, in the aggregate, 54.95% of the voting interest in its stock and receives distributions from the Company through its ownership of our Class B and Class D units. Holders of Clearway, Inc.’s Class A common stock and Class C common stock hold, in the aggregate, the remaining 45.05% of the voting interest in its stock. Each holder of Class A or Class B common stock is entitled to one vote for each share held. Each holder of Class C or Class D common stock is entitled to 1/100th of one vote for each share held. The holders of Clearway, Inc.’s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. Clearway, Inc., through its holdings of Class A units and Class C units, has a 57.01% economic interest in the Company. Clearway, Inc. consolidates the results of the Company through its controlling interest as sole managing member. GIP, through CEG's holdings of Class B units and Class D units, has a 42.99% economic interest in the Company.

Accordingly, through its voting control of Clearway, Inc., GIP effectively has the ability to control our management.
Related Party Transactions
Strategic Sponsorship with GIP
In connection with the GIP Transaction, Clearway, Inc. entered into a Consent and Indemnity Agreement with NRG and GIP setting forth key terms and conditions of Clearway, Inc.'s consent to the GIP Transaction.
Also, in connection with the GIP Transaction, the Company entered into the following agreements on August 31, 2018:
CEG Master Services Agreements
The Company, along with Clearway, Inc. and Clearway Energy Operating LLC, entered into Master Services Agreements with CEG (the “CEG Master Services Agreements”), pursuant to which CEG and certain of its affiliates or third-party service providers began providing certain services, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement, and risk management services, to the Company and certain of its subsidiaries, and the Company and certain of its subsidiaries began providing certain services, including accounting, internal audit, tax and treasury services, to CEG, in exchange for the payment of fees in respect of such services. For the year ended December 31, 2019, the Company paid approximately $1,059,000 under the CEG Master Services Agreements. In addition, certain Thermal segment projects reimbursed CEG approximately $1,433,000 during the year ended December 31, 2019 for costs incurred by CEG on behalf of such entities.
Voting and Governance Agreement
The Company entered into a Voting and Governance Agreement with CEG, relating to certain governance matters of the Company, including the composition of the Board of Clearway, Inc. and employment status of the CEO of the Company.
Limited Liability Company Agreement
Clearway, Inc. entered into the Fourth Amended and Restated Limited Liability Company Agreement of Clearway Energy LLC with CEG, which sets forth the rights and obligations of Clearway, Inc., as managing member, and CEG, as member, of the Company as further described below.
Right of First Offer Agreements
CEG ROFO Agreement
On August 31, 2018, Clearway, Inc. entered into a ROFO Agreement with CEG (the “CEG ROFO Agreement”) and, solely for certain purposes thereof, GIP, pursuant to which CEG granted Clearway, Inc. and its subsidiaries a right of first offer on any proposed sale or transfer of certain assets owned by CEG. On August 1, 2019, the CEG ROFO Agreement was amended to grant Clearway, Inc. and its affiliates a right of first offer on any proposed sale, transfer or other disposition of certain assets of CEG (the “CEG ROFO Assets”) until August 31, 2023, as listed in the table below. CEG is not obligated to sell the remaining CEG ROFO Assets to us and, if offered by CEG, we cannot be sure whether these assets will be offered on acceptable terms or that we will choose to consummate such acquisitions.

The assets listed below represent our currently committed investments in projects with CEG, as well as the assets subject to our ROFO Agreement with CEG:

Committed Investments
Asset	Technology	Net Capacity (MW)	State	COD
$33 MM remaining in distributed and community solar partnerships(a)	PV	N/A	Various	Various

CEG ROFO
Asset	Technology	Net Capacity (MW)	State	COD
Mililani I	PV	39	HI	2021
Waiawa	PV	36	HI	2021
Langford	Wind	150	TX	2009
Up to $170 MM equity investment in business renewables	PV	TBD	Various	TBD
Rattlesnake(b)	Wind	144	WA	2020
Black Rock	Wind	110	WV	2021
Wildflower	Solar	100	MS	2021
Pinnacle Repowering	Wind	55	WV	2020

(a) On December 26, 2018, we and CEG amended the DGPV Holdco 3 partnership agreement to increase the capital commitment of $50 million to $70 million.
(b) On January 8, 2020, CEG offered us the opportunity to acquire 100% of the equity interests in Rattlesnake.

Prior to engaging in any negotiation regarding any disposition, sale or other transfer of any of the remaining CEG ROFO Assets, CEG will deliver a written notice to us setting forth the material terms and conditions of the proposed transaction. During the 30‑day period after the delivery of such notice, we will negotiate with CEG in good faith to reach an agreement on the transaction. If we do not reach an agreement within such 30‑day period, CEG will be able within the next 180 calendar days to sell, transfer, dispose or recontract such CEG ROFO Asset to a third party (or to agree in writing to undertake such transaction with a third party) on terms generally no less favorable to CEG than those offered pursuant to the written notice.
Under the CEG ROFO Agreement, CEG is not obligated to sell the remaining CEG ROFO Assets. In addition, any offer to sell under the CEG ROFO Agreement will be subject to an inherent conflict of interest because the same professionals within CEG’s organization that are involved in acquisitions that are suitable for us have responsibilities within CEG’s broader asset management business. Notwithstanding the significance of the services to be rendered by CEG or their designated affiliates on our behalf or of the assets which we may elect to acquire from CEG in accordance with the terms of the CEG ROFO Agreement or otherwise, CEG does not owe fiduciary duties to us or our unitholders. Any material transaction with CEG (including the proposed acquisition of any CEG ROFO Asset) will be subject to Clearway, Inc.’s related person transaction policy, which will require prior approval of such transaction by Clearway, Inc.’s Corporate Governance, Conflicts and Nominating Committee.
Carlsbad Drop Down
On December 6, 2019, the Company acquired 100% of GIP's membership interests in CBAD Holdings, LLC, which indirectly owns Carlsbad Energy Center LLC, a 527 megawatt natural gas fired power project located in Carlsbad, California, or the Carlsbad Drop Down Asset. The purchase price for the Carlsbad Drop Down was $184 million in cash, plus assumption of $803 million in project level financing including non-recourse senior secured notes. The acquisition was funded with proceeds from the Clearway Energy, Inc. equity issuance on December 2, 2019 for net proceeds of $100 million, as well as borrowings from the Company's revolving credit facility. The Carlsbad acquisition is the result of the Company having elected its option to purchase Carlsbad pursuant to the ROFO agreement, as amended, by and among Clearway, Inc., CEG and GIP.

Partnerships with CEG
DGPV Holdco 1 LLC
DGPV Holding LLC, our wholly‑owned subsidiary, and CEG are parties to the DGPV Holdco 1 LLC partnership (“DGPV Holdco 1”), the purpose of which is to own or purchase solar power generation projects and other ancillary related assets from CEG or its subsidiaries, via intermediate funds. The Company owns approximately 52 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of 16 years. Under this partnership, the Company committed to fund up to $100 million of capital.
DGPV Holdco 2 LLC
DGPV Holding LLC, our wholly‑owned subsidiary, and CEG are parties to the DGPV Holdco 2 LLC partnership (“DGPV Holdco 2”), the purpose of which is to own or purchase solar power generation projects as well as other ancillary related assets from CEG or its subsidiaries, via intermediate funds. The Company owns approximately 113 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of 19 years. Under this partnership, the Company committed to fund up to $60 million of capital.
DGPV Holdco 3 LLC
DGPV Holding LLC, our wholly‑owned subsidiary, and CEG are parties to the DGPV Holdco 3 LLC partnership (“DGPV Holdco 3”), in which the Company plans to invest up to $70 million in an operating portfolio of distributed solar assets, primarily comprised of community solar projects, developed by CEG. The Company owns approximately 112 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of approximately 21 years as of December 31, 2019. The Company had a $14 million payable due to DGPV Holdco 3 LLC as of December 31, 2019.
The Company’s maximum exposure to loss is limited to its equity investment in DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3, which was $318 million on a combined basis as of December 31, 2019.
RPV Holdco 1 LLC
RPV Holding LLC, our wholly‑owned subsidiary, and CEG are parties to the RPV Holdco 1 LLC partnership (“RPV Holdco”) that holds operating portfolios of residential solar assets developed by a subsidiary of CEG, including: (i) an existing, unlevered portfolio of approximately 2,100 leases across nine states representing approximately 14 MW, based on cash to be distributed, with a weighted average remaining lease term of approximately 13 years that was acquired outside the partnership; and (ii) a tax equity‑financed portfolios of approximately 5,300 leases representing approximately 31 MW, based on cash to be distributed, with an average lease term for the existing and new leases of approximately 15 years. The Company had fully funded the partnership as of December 31, 2017.
The Company’s maximum exposure to loss is limited to its equity investment, which was $24 million as of December 31, 2019.
Repowering Partnership
On August 30, 2018, Wind TE Holdco, an indirect subsidiary of the Company, formed a partnership with Clearway Renew LLC, an indirect subsidiary of CEG, in order to facilitate the repowering of wind facilities of two of its indirect subsidiaries, Elbow Creek Wind Project LLC, or Elbow Creek, and Wildorado Wind LLC, or Wildorado Wind. Wind TE Holdco contributed its interests in the two facilities and Clearway Renew LLC contributed a turbine supply agreement, including title to certain components that qualify for production tax credits.
On June 14, 2019, Repowering Partnership LLC was replaced with Repowering Partnership II LLC as the owner of the Elbow Creek and Wildorado Wind projects, as well as Repowering Partnership Holdco LLC. We invested $101.6 million in net corporate capital to fund the repowering of the wind facilities during the fourth quarter of 2019 and the first quarter of 2020. These assets have reached Repowering COD.
Kawailoa Solar Partnership
On May 1, 2019, the Company entered into a partnership with Clearway Renew LLC, a subsidiary of CEG, to own, finance, operate and maintain the Kawailoa Solar Partnership, which consists of the Kawailoa Solar Project, a 49 MW utility-

scale solar generation project located in Oahu, Hawaii. The Company contributed $9 million into the partnership during the year ended December 31, 2019.
Oahu Solar Partnership
On March 8, 2019, the Company entered into a partnership with Clearway Renew LLC, a subsidiary of CEG, to own, finance, operate and maintain the Oahu Solar projects, which consist of Lanikuhana and Waipio, 15 MW and 46 MW utility-scale solar generation projects, respectively, located in Oahu, Hawaii, which both reached COD in September 2019 and began to sell power to HECO pursuant to the long-term power purchase agreements. The Company contributed $20 million into the partnership during the year ended December 31, 2019.
Operations and Maintenance Agreements
CEG provides operations and maintenance (“O&M”) and day‑to‑day operational support to our utility scale solar and wind facilities in accordance with O&M agreements with us. Each of the counterparties to the O&M agreements is an affiliate of CEG. The O&M agreements for which the amount paid to CEG exceeded $120,000 during fiscal year 2019 are described in the table below. Under these O&M agreements, we generally pay an annual or monthly fee, which may be subject to annual adjustment, plus any reimbursable expenses.

Project	Agreement Description	Approximate Amount Paid to CEG
Utility‑Scale Solar
Avenal	O&M Agreement, dated January 31, 2011	$467,000
Borrego	O&M Agreement, dated August 1, 2012	$311,000
Buckthorn Solar	O&M Agreement, dated May 22, 2017	$214,000
CVSR	O&M Agreement, dated September 30, 2011	$2,387,000
Kansas South	O&M Agreement, dated June 13, 2017	$625,000
Solar Blythe	O&M Agreement, dated November 1, 2017	$397,000
TA High Desert	O&M Agreement, dated June 9, 2017	$534,000
Wind
Alta Wind X	O&M Agreement, dated December 12, 2016	$1,412,000
Alta Wind XI	O&M Agreement, dated December 12, 2016	$1,043,000
Alta Wind I	O&M Agreement, dated December 12, 2016	$1,437,000
Alta Wind II	O&M Agreement, dated December 12, 2016	$484,000
Alta Wind III	O&M Agreement, dated December 12, 2016	$468,000
Alta Wind IV	O&M Agreement, dated December 12, 2016	$327,000
Alta Wind V	O&M Agreement, dated December 12, 2016	$452,000
Buffalo Bear	O&M Agreement, dated May 1, 2016	$329,000
Crosswinds	O&M Agreement, dated May 1, 2016	$343,000
Elbow Creek	O&M Agreement, dated October 31, 2018	$1,300,000
Elkhorn Ridge	O&M Agreement, dated May 9, 2008	$482,000
Forward	O&M Agreement, dated October 20, 2016	$623,000
Goat Wind	O&M Agreement, dated February 18, 2008	$1,999,000
Hardin	O&M Agreement, dated May 1, 2016	$424,000
Laredo Ridge	O&M Agreement, dated December 24, 2015	$946,000
Lookout	O&M Agreement, dated February 11, 2008	$790,000
Odin	O&M Agreement, dated September 16, 2016	$538,000
Pinnacle	O&M Agreement, dated December 1, 2016	$1,446,000
San Juan Mesa	O&M Agreement, dated December 27, 2005	$1,664,000
Sleeping Bear	O&M Agreement, dated May 1, 2016	$1,343,000
Spanish Fork	O&M Agreement, dated September 16, 2016	$399,000
South Trent	Management O&M Agreement, dated October 1, 2015	$1,042,000
Taloga	O&M Agreement, dated July 1, 2016	$2,485,000
Wildorado	O&M Agreement, dated February 11, 2008	$1,728,000

Asset Management and Administrative Services Agreements
CEG provides day-to-day administrative support to certain of our project-level entities in accordance with asset management and administrative services agreements (the “ASAs”). The ASAs for which the amount involved exceeded $120,000 during fiscal year 2019 are described in the table below. Under these agreements, we generally pay an annual or monthly fee, which may be subject to annual adjustment, plus any reimbursable expenses.

Project	Agreement Description	Approximate Amount Paid to CEG
Utility-Scale Solar
Alpine	Asset Management Agreement, dated March 15, 2012	$142,000
CVSR Holdco	Asset Management Agreement, dated April 26, 2016	$195,000
Utah Solar Holdings LLC	Master Management Agreement, dated March 27, 2017	$261,000
SPP Fund III	Asset Management Agreement, dated October 31, 2017	$125,000
SPP P-IV Master Lessee	Asset Management Agreement, dated July 12, 2012	$161,000
Wind
Buffalo Bear	Amended and Restated Services Agreement, dated September 15, 2011	$164,000
Elbow Creek	Project Administration Agreement, dated	$556,000
Forward	Services Agreement, dated January 1, 2012	$257,000
Laredo Ridge	Support Services Agreement, dated May 27, 2010	$166,000
Lookout	Services Agreement, dated January 1, 2012	$257,000
Wind TE Holdco LLC	Services Agreement, dated November 3, 2014	$897,000
Pinnacle	Amended and Restated Services Agreement, dated September 15, 2011	$177,000
Sleeping Bear	Services Agreement, dated	$257,000
South Trent	Project Administration Agreement, dated October 1, 2015	$247,000
Spanish Fork	Services Agreement, dated	$257,000
Taloga	Services Agreement, dated November 20, 2012	$164,000
Viento Funding II, Inc.	Management and Administration Agreement, dated July 1, 2013	$134,000

Insurance Reimbursements
During 2019, we paid approximately $7,839,000 for insurance premium reimbursements to CEG.
Fourth Amended and Restated Limited Liability Company Agreement of Clearway Energy LLC
The following is a description of the material terms of Clearway Energy LLC’s Fourth Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). For the year ended December 31, 2019, the Company made approximately $86,344,000 in distributions to Clearway, Inc. and $68,382,000 to CEG (the holder of Class B and Class D units).
Governance
Clearway, Inc. serves as the sole managing member of the Company. As such, Clearway, Inc. and effectively Clearway, Inc.’s Board, control the business and affairs of the Company and are responsible for the management of our business.
Voting and Economic Rights of Members
We have four classes of Units: Class A units, Class B units, Class C units and Class D units. Class A units and Class C units may be issued only to Clearway, Inc. as the sole managing member, and Class B units and Class D units may be issued only to CEG and held by CEG or its permitted transferees. Units of each of the four classes have equivalent economic and other rights, except that upon issuance, each holder of a Class B unit will also be issued a share of our Class B common stock, and each holder of a Class D unit will also be issued a share of our Class D common stock. Each Class B unit is exchangeable for a share of our Class A common stock and each Class D unit is exchangeable for a share of our Class D common stock, in each case subject to equitable adjustments for stock splits, dividends and reclassifications in accordance with the terms of the Exchange Agreement (as described below).
Net profits and net losses and distributions by the Company are allocated and made to holders of units in accordance with the respective number of membership units of the Company held. Generally, the Company will make distributions to holders of units for the purpose of funding tax obligations in respect of income of the Company that is allocated to the members of the Company.
Clearway, Inc.’s Coordination with Clearway Energy LLC
Any time Clearway, Inc. issues a share of Class A common stock or a share of Class C common stock for cash, the net proceeds therefrom will promptly be transferred to us, and we will either:

•
transfer a newly issued Class A unit of the Company to Clearway, Inc. in the case of the issuance of a share of Class A common stock, or a newly issued Class C unit of the Company to Clearway, Inc. in the case of the issuance of a share of Class C common stock; or

•
use the net proceeds to purchase a Class B unit of the Company from CEG in the case of the issuance of a share of Class A common stock, which Class B unit will automatically convert into a Class A unit of the Company when transferred to Clearway, Inc., or a Class D unit of the Company from CEG in the case of the issuance of a share of Class C common stock, which Class D unit will automatically convert into a Class C unit of the Company when transferred to Clearway, Inc.

If Clearway, Inc. elects to redeem any shares of their Class A common stock or Class C common stock for cash, the Company will, immediately prior to such redemption, redeem an equal number of Class A units or Class C units, as applicable, held by Clearway, Inc. upon the same terms and for the same price, as the shares of Class A common stock so redeemed.
Exchange Agreement
Clearway, Inc. entered into an Amended and Restated Exchange Agreement with NRG (the “Exchange Agreement”), which was assigned to CEG upon the GIP Transaction. Under the Exchange Agreement, CEG (and certain permitted assignees and permitted transferees who acquire Class B units or Class D units of the Company) may from time to time cause us to exchange their Class B units for shares of Clearway, Inc.’s Class A common stock on a one‑for‑one basis, subject to adjustments for stock splits, stock dividends and reclassifications, or exchange their Class D units for shares of Clearway, Inc.’s Class C common stock on a one‑for‑one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications.
When CEG or its permitted transferee exchanges a Class B unit of the Company for a share of Clearway, Inc.’s Class A common stock, Clearway, Inc. will automatically redeem and cancel a corresponding share of their Class B common stock and the Class B unit will automatically convert into a Class A unit when issued to Clearway, Inc.; similarly, when CEG or its permitted transferee exchanges a Class D unit of the Company for a share of Clearway, Inc.’s Class C common stock, Clearway, Inc. will automatically redeem and cancel a corresponding share of their Class D common stock and the Class D unit will automatically convert into a Class C unit when issued to Clearway, Inc. As a result, when a holder exchanges its Class B units for shares of Clearway, Inc.’s Class A common stock, or its Class D units for shares of Clearway, Inc.’s Class C common stock, Clearway, Inc.’s interest in the Company will be correspondingly increased.
Registration Rights Agreement
Clearway, Inc. entered into an Amended and Restated Registration Rights Agreement with NRG (the “Registration Rights Agreement”), which was assigned to CEG upon the GIP Transaction. Under the Registration Rights Agreement, CEG and its affiliates are entitled to demand registration rights, including the right to demand that a shelf registration statement be filed, and “piggyback” registration rights, for shares of Clearway, Inc.’s Class A common stock that are issuable upon exchange of Class B units of the Company that CEG owns and shares of Clearway, Inc.’s Class C common stock that are issuable upon exchange of the Class D units of the Company that CEG owns.
Indemnification of Officers
Clearway, Inc. has entered into indemnification agreements with each of our executive officers. The indemnification agreements provide the executive officers with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under Delaware law.
Procedures for Review, Approval and Ratification of Related Person Transactions; Conflicts of Interest
The Company does not have a separate policy regarding related party transactions, as all of its officers are subject to the written Related Person Transaction Policy (the “Related Person Policy”) adopted by Clearway, Inc.’s Board. The Related Person

Policy provides that the Corporate Governance, Conflicts and Nominating Committee of the Board will periodically review all related person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions.
The Related Person Policy operates in conjunction with Clearway, Inc.’s Code of Conduct and is applicable to all “Related Person Transactions”, which are all transactions, arrangements or relationships in which:

•	the aggregate amount involved will or may be expected to exceed $50,000 in any calendar year;

•	Clearway, Inc. is a participant; and

•	any Related Person (as that term is defined below) has or will have a direct or indirect interest.
A “Related Person” is:

•	any person who is, or at any time during the applicable period was, a director of Clearway, Inc. or a nominee for director or an executive officer;

•	any person who is known to Clearway, Inc.to be the beneficial owner of more than 5% of any class of Clearway, Inc.’s voting stock;

•
any immediate family member of any of the persons referenced in the preceding two bullets, which means any child, stepchild, parent, stepparent, spouse, sibling, mother‑in‑law, father‑in‑law, son‑in‑law, daughter‑in‑law, brother‑in‑law or sister‑in‑law of the director, nominee for director, executive officer or more than 5% beneficial owner of any class of Clearway, Inc.’s voting stock, and any person (other than a tenant or employee) sharing the household of such director, nominee for director, executive officer or more than 5% beneficial owner of any class of Clearway, Inc.’s voting stock; and

•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

In determining whether to recommend the initial approval or ratification of a Related Person Transaction, the Corporate Governance, Conflicts and Nominating Committee considers all of the relevant facts and circumstances available, including (if applicable) but not limited to: (a) whether there is an appropriate business justification for the transaction; (b) the benefits that accrue to us as a result of the transaction; (c) the terms available to unrelated third parties entering into similar transactions; (d) the impact of the transaction on director independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, stockholder, member or executive officer); (e) the availability of other sources for comparable products or services; (f) whether it is a single transaction or a series of ongoing, related transactions; and (g) whether entering into the transaction would be consistent with the Related Person Transaction Policy.
If the aggregate amount involved is expected to be less than $500,000, the transaction may be approved or ratified by the Chair of the Corporate Governance, Conflicts and Nominating Committee.
As part of its review of each Related Person Transaction, the Corporate Governance, Conflicts and Nominating Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than the terms generally available to an unaffiliated third‑party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction. This Related Person Policy also provides that certain transactions, based on their nature and/or monetary amount, are deemed to be pre‑approved or ratified by the Corporate Governance, Conflicts and Nominating Committee and do not require separate approval or ratification.
Transactions involving ongoing relationships with a Related Person will be reviewed and assessed at least annually by the Corporate Governance, Conflicts and Nominating Committee to ensure that such Related Person Transactions remain appropriate and in compliance with the Committee’s guidelines.
The Committee’s activities with respect to the review and approval or ratification of all Related Person Transactions are reported periodically to the Board. Any transaction between us and any Related Person, including CEG, will be subject to the prior review and approval of the Corporate Governance, Conflicts and Nominating Committee.

Item 14 — Principal Accounting Fees and Services
Audit and Nonaudit Fees
The following table presents fees for professional services rendered by KPMG LLP, the Company's principal independent registered public accounting firm, for the years ended December 31, 2019 and December 31, 2018.

	Year Ended December 31,
	2019	2018
Audit Fees	$3,279,000	$1,682,000
Audit-Related Fees	—	—
Tax Fees	857,840	14,800
All Other Fees	—	—
Total	$4,136,840	$1,696,800

Audit Fees
For 2019 and 2018 audit services, KPMG LLP billed the Company approximately $3,279,000 and $1,682,000, respectively, for the audit of the Company’s consolidated financial statements and the review of the Company’s quarterly consolidated financial statements on Form 10-Q that are customary under the standards of the Public Company Accounting Oversight Board (United States), and in connection with statutory audits.
Audit-Related Fees
There were no audit-related fees billed to the Company by KPMG LLP for 2019 or 2018.
Tax Fees
There were approximately $857,840 in tax fees billed to the Company by KPMG LLP for 2019, relating mainly to compliance work. There were approximately $14,800 in tax fees billed to the Company by KPMG LLP for 2018.
All Other Fees
There were no other fees billed to the Company by KPMG LLP for 2019 or 2018.
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

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of Clearway Energy LLC and related notes thereto, together with the reports thereon of KPMG LLP, are included herein:
Consolidated Statements of Operations — Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive (Loss) Income — Years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets — As of December 31, 2019 and 2018
Consolidated Statements of Cash Flows — Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Members' Equity — Years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(a)(2) Not applicable
(a)(3) Exhibits: See Exhibit Index submitted as a separate section of this report
(b) Exhibits
See Exhibit Index submitted as a separate section of this report
(c) Not applicable

Report of Independent Registered Public Accounting Firm
To the Members
Clearway Energy LLC:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Clearway Energy LLC and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, members’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Changes in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for Revenue from Contracts with Customers as of January 1, 2018 due to the adoption of Topic 606.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for Leases as of January 1, 2019 due to the adoption of Topic 842.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation over the impairment of long-lived assets

As discussed in Notes 2 and 9 to the consolidated financial statements, long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset, through considering project specific assumptions for contracted energy prices, long-term forecasted energy prices, forecasted generation, future project operating costs, future capital expenditures and expected plant operations. An impairment loss is recognized if the total future undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured as the difference between the asset’s carrying value and its fair value. Generally, fair value is determined using valuation techniques such as the present value of expected future cash flows or comparable values determined by transactions in the market. The Company uses its best estimates in making these evaluations and considers various factors, including forward price curves for energy, forecasted generation, future project operating costs, future capital expenditures, expected plant operations and discount rates.

We identified the evaluation over the impairment of certain long-lived assets as a critical audit matter. This was due to the especially subjective auditor judgment in evaluating the forecasted energy prices used in the Company’s undiscounted cash flow estimation model. Specifically, for certain asset groups tested for impairment, the forecasted energy prices used in the undiscounted cash flow estimation models were challenging to evaluate as small changes to this assumption could have a significant effect on the Company’s projected future undiscounted cash flows of long-lived assets.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s selection of forecasted energy prices used in impairment testing. We involved a valuation professional with specialized skills and knowledge, who assisted in evaluating the forecasted energy prices determined by the Company. Our valuation professional evaluated the energy price curves utilized by the Company by comparing them to energy price curves prepared by reputable third-party vendors that provide energy price forecasts in the applicable power markets.

(signed) KPMG LLP
We have served as the Company’s auditor since 2012.
Philadelphia, Pennsylvania
March 2, 2020

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions)	2019	2018	2017
Operating Revenues
Total operating revenues	$1,032	$1,053	$1,009
Operating Costs and Expenses
Cost of operations	342	332	326
Depreciation and amortization	396	331	334
Impairment losses	33	—	44
General and administrative	27	20	19
Transaction and integration costs	3	20	3
Development costs	5	3	—
Total operating costs and expenses	806	706	726
Operating Income	226	347	283
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	83	74	71
Other income, net	9	8	4
Loss on debt extinguishment	(16)	—	(3)
Interest expense, net	(403)	(294)	(294)
Total other expense, net	(327)	(212)	(222)
Net (Loss) Income	(101)	135	61
Less: Net loss attributable to noncontrolling interests	(71)	(105)	(75)
Net (Loss) Income Attributable to Clearway Energy LLC	$(30)	$240	$136
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
	2019	2018	2017
(In millions)
Net (Loss) Income	$(101)	$135	$61
Other Comprehensive Income (Loss)
Unrealized gain on derivatives	8	24	17
Other comprehensive income	8	24	17
Comprehensive (Loss) Income	(93)	159	78
Less: Comprehensive loss attributable to noncontrolling interests	(70)	(105)	(75)
Comprehensive (Loss) Income Attributable to Clearway Energy LLC	$(23)	$264	$153

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$152	$407
Restricted cash	262	176
Accounts receivable — trade	116	104
Accounts receivable — affiliates	2	5
Inventory	40	40
Prepayments and other current assets	33	29
Total current assets	605	761
Property, plant and equipment, net	6,063	5,245
Other Assets
Equity investments in affiliates	1,183	1,172
Intangible assets, net	1,428	1,156
Derivative instruments	—	8
Right-of-use assets, net	223	—
Other non-current assets	103	106
Total other assets	2,937	2,442
Total Assets	$9,605	$8,448
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current portion of long-term debt — external	$1,780	$314
Current portion of long-term debt — affiliate	44	215
Accounts payable — trade	73	45
Accounts payable — affiliate	33	20
Derivative instruments	16	4
Accrued interest expense	41	44
Accrued expenses and other current liabilities	71	57
Total current liabilities	2,058	699
Other Liabilities
Long-term debt — external	4,956	5,404
Long-term debt — affiliate	—	44
Derivative instruments	76	17
Long-term lease liabilities	227	—
Other non-current liabilities	115	102
Total non-current liabilities	5,374	5,567
Total Liabilities	7,432	6,266
Commitments and Contingencies	—	—
Members' Equity
Contributed capital	1,882	1,940
Retained earnings	5	86
Accumulated other comprehensive loss	(37)	(44)
Noncontrolling interest	323	200
Total Members' Equity	2,173	2,182
Total Liabilities and Members’ Equity	$9,605	$8,448

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
	(In millions)
Cash Flows from Operating Activities
Net (loss) income	$(101)	$135	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(83)	(74)	(71)
Distributions from unconsolidated affiliates	34	70	72
Depreciation and amortization	396	331	334
Amortization of financing costs	15	13	13
Amortization of intangibles and out-of-market contracts	71	70	70
Loss on debt extinguishment	16	—	3
Right-of-use asset amortization	7	—	—
Impairment losses	33	—	44
Changes in derivative instruments	85	(16)	(15)
Loss on disposal of asset components	9	—	16
Cash provided by (used in) changes in other working capital:
Changes in prepaid and accrued capacity payments	1	—	(4)
Changes in other working capital	(14)	(37)	(6)
Net Cash Provided by Operating Activities	469	492	517
Cash Flows from Investing Activities
Acquisition of assets	(100)	(11)	—
Partnership interest acquisition	(29)	—	—
Acquisition of Drop Down Assets, net of cash acquired	(161)	(126)	(250)
Capital expenditures	(228)	(83)	(190)
Buyout of Wind TE Holdco non-controlling interest	(19)	—	—
Cash receipts from notes receivable	—	13	17
Return of investment from unconsolidated affiliates	56	45	47
Investments in unconsolidated affiliates	(13)	(34)	(73)
Proceeds from sale of HSD Solar Holdings, LLC assets	20	—	—
Other	6	11	7
Net Cash Used in Investing Activities	(468)	(185)	(442)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	174	91	13
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	—	(23)
Proceeds from the issuance of class C units	100	153	33
Payments of distributions	(155)	(238)	(202)
Proceeds from the revolving credit facility	152	35	55
Payments for the revolving credit facility	(152)	(90)	—
Proceeds from issuance of long-term debt — external	1,215	827	210
Payments of debt issuance costs	(25)	(14)	(12)
Payments for long-term debt — external	(1,264)	(443)	(332)
Payments for long-term debt — affiliate	(215)	(359)	—
Net Cash Used in Financing Activities	(170)	(38)	(258)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(169)	269	(183)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	583	314	497
Cash, Cash Equivalents and Restricted Cash at End of Period	$414	$583	$314

Supplemental Disclosures
Interest paid, net of amount capitalized	$(307)	$(292)	$(297)
Non-cash investing and financing activities:
(Reductions) Additions to fixed assets for accrued capital expenditures	(2)	(15)	22
Non-cash contributions from CEG, NRG, net of distributions	$35	$36	$(2)

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

(In millions)	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members' Equity
Balances at December 31, 2016	$2,204	$44	$(85)	$226	$2,389
Net income (loss)	$—	$136	$—	$(75)	$61
Unrealized gain on derivatives	—	—	17	—	17
Payments for the March 2017, August 2017 and November 2017 Drop Down Assets	(250)	—	—	—	(250)
August 2017 Drop Down Assets contingent consideration	(8)	—	—	—	(8)
Distributions and returns of capital to NRG, net of contributions	(21)	—	—	—	(21)
Capital contributions from NRG, net of distributions, non-cash	(8)	6	—	—	(2)
Capital contributions from tax equity investors	—	—	—	11	11
Proceeds from the issuance of Class C units	34	—	—	—	34
Distributions paid to NRG on Class B and Class D units	(6)	(88)	—	—	(94)
Distributions paid to Clearway Energy, Inc.	(26)	(82)	—	—	(108)
Balances at December 31, 2017	$1,919	$16	$(68)	$162	$2,029
Net income (loss)	—	240	—	(105)	135
Unrealized gain on derivatives	—	—	24	—	24
Payments for the March 2017, August 2017 and November 2017 Drop Down Assets	(52)	—	—	—	(52)
Capital contributions from tax equity investors	—	—	—	106	106
Distributions paid to NRG, net of contributions	(11)	—	—	—	(11)
Proceeds from the issuance of Class C Common Stock	153	—	—	—	153
Distributions paid to NRG on Class B and Class D units	—	(108)	—	—	(108)
Contributions from NRG, net of distributions, non-cash	(1)	—	—	37	36
Distributions paid to Clearway Energy, Inc.	(68)	(62)	—	—	(130)
Balances at December 31, 2018	$1,940	$86	$(44)	$200	$2,182
Net loss	—	(30)	—	(71)	(101)
Unrealized gain on derivatives	—	—	7	—	7
Buyout of Wind TE Holdco non-controlling interest	(9)	—	—	(10)	(19)
Contributions from CEG net of distributions, non-cash	7	4	—	24	35
Cumulative effect from change in accounting principle	—	(3)	—	—	(3)
Distributions paid to CEG on Class B and Class D units	(38)	(30)	—	—	(68)
Distributions paid to Clearway Energy, Inc., cash	(65)	(22)	—	—	(87)
Distributions paid to Clearway Energy, Inc., non-cash	(13)	—	—	—	(13)
Contributions to tax equity non-controlling interests, net of distributions, cash	(5)	—	—	248	243
Distributions to CEG, net of contributions, cash	—	—	—	(68)	(68)
Proceeds from the issuance of Class C Common Stock	100	—	—	—	100
Carlsbad Drop Down	(35)	—	—	—	(35)
Balances at December 31, 2019	$1,882	$5	$(37)	$323	$2,173

.

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, is an investor in and owner of modern, sustainable and long-term contracted assets across North America. On August 31, 2018, NRG Energy, Inc., or NRG, transferred its full ownership interest in the Company to Clearway Energy Group LLC, or CEG, the holder of NRG's renewable energy development and operations platform, and subsequently sold 100% of its interest in CEG to GIP, referred to hereinafter as the GIP Transaction. As a result of the GIP Transaction, GIP indirectly acquired a 45.2% economic interest in the Company and a 55% voting interest in the Clearway, Inc. GIP is an independent fund manager that invests in infrastructure assets in energy and transport sectors. The Company is sponsored by GIP through its portfolio company, CEG.
The Company’s environmentally-sound asset portfolio includes over 5,875 MW of wind, solar and natural gas-fired power generation facilities. Nearly all of these assets sell substantially all of their output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 13 years as of December 31, 2019 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,530 net MWt and electric generation capacity of 139 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
Clearway Energy Inc. consolidates the results of Clearway Energy LLC through its controlling interest, with CEG's interest shown as noncontrolling interest in the financial statements. The holders of Clearway, Inc.'s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from Clearway Energy LLC through its ownership of Clearway Energy LLC Class B and Class D units.
As a result of the Clearway, Inc. Class C common stock issuances during the year ended December 31, 2019, Clearway, Inc. currently owns 57.01% of the economic interests of the Company, with CEG retaining 42.99% of the economic interests of the Company. For further discussion, see Item 15 — Note 11, Members' Equity.

The following table represents the structure of the Company as of December 31, 2019:

PG& E Bankruptcy
On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, or the Bankruptcy Court. Certain subsidiaries of the Company, which hold interests in 6 solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW, sell the output of their facilities to PG&E under long-term PPAs. The Company consolidates three of the solar facilities and Marsh Landing and records its interest in the other solar facilities as equity method investments. As of December 31, 2019, the Company had $177 million in restricted cash, $1.4 billion of property, plant and equipment, net, $370 million investments in unconsolidated affiliates and $1.2 billion of borrowings with final maturity dates ranging from 2023 - 2038 related to these facilities. The related subsidiaries of the Company are parties to financing agreements consisting of non-recourse project-level debt and, in certain cases, non-recourse holding company debt. The PG&E Bankruptcy triggered defaults under the PPAs with PG&E and such related project-level financing agreements. As a result, the Company recorded $1.2 billion of principal, net of the related unamortized debt issuance costs, as short-term debt as of December 31, 2019.
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

Transition Services Agreement
As a result of the GIP Transaction, the Company entered into a Transition Services Agreement with NRG, or the NRG TSA, pursuant to which NRG or certain of its affiliates began providing transitional services to the Company following the consummation of the GIP Transaction, in exchange for the payment of a fee in respect of such services. A material portion of these processes terminated during the second quarter of 2019 and such services were subsequently provided by both the Company and by CEG pursuant to the CEG Master Services Agreements. During the second quarter of 2019, the Company exercised its option to extend the term of the NRG TSA through April 30, 2020 for the remaining services, some of which will be billed at an hourly rate as agreed between the parties. The Company incurred approximately $1.5 million of expense related to the NRG TSA during the year ended December 31, 2019, which was recorded in transaction and integration costs in the consolidated statements of operations.

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
Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $125 million and $109 million as of December 31, 2019 and 2018, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	Year ended December 31,
	2019	2018
	(In millions)
Cash and cash equivalents	$152	$407
Restricted cash	262	176
Cash, cash equivalents and restricted cash shown in the statements of cash flows	414	583

Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. As of December 31, 2019, these restricted funds comprised of $129 million designated to fund operating expenses, approximately $24 million designated for current debt service payments, and $30 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $79 million is held in distributions reserve accounts, of which $58 million related to subsidiaries affected by the PG&E Bankruptcy as discussed further below and may not be distributed during the pendency of the bankruptcy. Such subsidiaries had a total of $177 million in restricted cash as of December 31, 2019.
On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  The Company has non-recourse project-level debt related to each of its subsidiaries that sell their output to PG&E under long-term PPAs. The PG&E Bankruptcy filing is an event of default under the related financing agreements. As of December 31, 2019, all project level cash balances for these subsidiaries were classified as restricted cash.

Accounts Receivable — Trade and Allowance for Doubtful Accounts
Accounts receivable— trade are reported on the balance sheet at the invoiced amount adjusted for any write-offs and the allowance for doubtful accounts. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. The allowance for doubtful accounts was immaterial as of December 31, 2019 and 2018.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost or, in the case of third party business acquisitions, fair value; however impairment adjustments are recorded whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Significant additions or improvements extending asset lives are capitalized as incurred, while repairs and maintenance that do not improve or extend the life of the respective asset are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives. Certain assets and their related accumulated depreciation amounts are adjusted for asset retirements and disposals with the resulting gain or loss included in cost of operations in the consolidated statements of operations. For further discussion of the Company's property, plant and equipment refer to Note 4, Property, Plant and Equipment, to the Consolidated Financial Statements.
Construction in-progress represents cumulative construction costs, including the costs incurred for the purchase of major equipment and engineering costs and capitalized interest. Once the project achieves commercial operation, the Company reclassifies the amounts recorded in construction in progress to facilities and equipment.
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
Asset Impairments
Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate their carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded in operating costs and expenses in the statements of operations. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques. For further discussion of the Company's long-lived asset impairments, refer to Item 15 — Note 9, Asset Impairments, to the Consolidated Financial Statements.
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

Intangible Assets
Intangible assets represent contractual rights held by the Company. The Company recognizes specifically identifiable intangible assets including power purchase agreements, leasehold improvements, customer relationships, customer contracts and development rights when specific rights and contracts are acquired. These intangible assets are amortized primarily on a straight-line basis. For further discussion of the Company's intangible assets, refer to Note 8, Intangible Assets, to the Consolidated Financial Statements.
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
Power Purchase Agreements, or PPAs
The majority of the Company’s revenues are obtained through PPAs or other contractual agreements. Energy, capacity and, where applicable, renewable attributes, from the majority of the Company’s renewable energy assets and certain conventional energy plants is sold through long-term PPAs and tolling agreements to a single counterparty, which is often a utility or commercial customer. The majority of these PPAs are accounted for as leases. Previously ASC 840, and currently, ASC 842, requires the minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. Judgment is required by management in determining the economic life of each generating facility, in evaluating whether certain lease provisions constitute minimum payments or represent contingent rent and other factors in determining whether a contract contains a lease and whether the lease is an operating lease or capital lease.
Certain of these leases have no minimum lease payments and all of the rental income under these leases is recorded as contingent rent on an actual basis when the electricity is delivered. The contingent rental income recognized in the years ended December 31, 2019, 2018 and 2017 was $537 million, $583 million and $559 million, respectively. See Note 15, Leases for additional information related to the Company's PPAs accounted for as leases.

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
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the year ended December 31, 2019, along with the reportable segment for each category:

	Year ended December 31, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$5	$545	$120	$670
Capacity revenue(a)	348	—	54	402
Other revenues	—	10	30	40
Contract amortization	(7)	(61)	(3)	(71)
Mark-to-market for economic hedges	—	(9)	—	(9)
Total operating revenue	346	485	201	1,032
Less: Lease revenue	(353)	(509)	(2)	(864)
Less: Contract amortization	7	61	3	71
Total revenue from contracts with customers	$—	$37	$202	$239

(a) See Note 17, Leases for the amounts of energy and capacity revenue that relate to leases and are accounted for under ASC 842
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the year ended December 31, 2018, along with the reportable segment for each category:

	Year ended December 31, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$5	$572	$120	$697
Capacity revenue(a)	337	—	50	387
Other revenues	—	13	26	39
Contract amortization	(5)	(62)	(3)	(70)
Total operating revenue	337	523	193	1,053
Less: Lease revenue	(342)	(534)	(2)	(878)
Less: Contract amortization	5	62	3	70
Total revenue from contracts with customers	$—	$51	$194	$245

(a) See Note 17, Leases for the amounts of energy and capacity revenue that relate to leases and are accounted for under ASC 840
Contract Amortization
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

Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s balance sheet as of December 31, 2019:

(In millions)	December 31, 2019	December 31, 2018
Accounts receivable, net - Contracts with customers	$34	$35
Accounts receivable, net - Leases	82	69
Total accounts receivable, net	$116	$104

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
The Company's primary derivative instruments are interest rate instruments used to mitigate variability in earnings due to fluctuations in interest rates, power purchase or sale contracts used to mitigate variability in earnings due to fluctuations in market prices and fuels purchase contracts used to control customer reimbursable fuel cost. On an ongoing basis, the Company qualitatively assesses the effectiveness of its derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in cash flows of hedged items. If necessary, the Company will perform an analysis to measure the statistical correlation between the derivative and the associated hedged item to determine the effectiveness of such a contract designated as a hedge. The Company will discontinue hedge accounting if it is determined that the hedge is no longer effective. In this case, the gain or loss previously deferred in accumulated OCI would be frozen until the underlying hedged item is delivered unless the transaction being hedged is no longer probable of occurring in which case the amount in OCI would be immediately reclassified into earnings. If the derivative instrument is terminated, the effective portion of this derivative deferred in accumulated OCI will be frozen until the underlying hedged item is delivered.
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
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable, notes receivable and derivative instruments, which are concentrated within entities engaged in the energy and financial industry. These industry concentrations may impact the overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. In addition, many of the Company's projects have only one customer. See Item 1A, Risk Factors, Risks related to the PG&E Bankruptcy, for a discussion on the Company’s dependence on major customers. See Note 6, Fair Value of Financial Instruments, for a further discussion of derivative concentrations and Note 12, Segment Reporting, for concentration of counterparties.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts receivable - affiliate, accounts payable, current portion of account payable - affiliate, and accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments. See Item 15 — Note 6, Fair Value of Financial Instruments, for a further discussion of fair value of financial instruments.

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
The following table represents the balance of ARO obligations as of December 31, 2019 and 2018, along with the additions and accretion related to the Company's ARO obligations for the year ended December 31, 2019:

(In millions)
Balance as of December 31, 2018	$67
Revisions in estimates for current obligations/Additions	3
Accretion — expense	5
Balance as of December 31, 2019	$75

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
Sale-Leaseback Arrangements
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
Business Combinations
The Company accounts for its business combinations in accordance with ASC 805, Business Combinations, or ASC 805. For third party acquisitions, ASC 805 requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value at the acquisition date. It also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity's financial statements to evaluate the nature and financial effects of the business combination. In addition, transaction costs are expensed as incurred. For business acquisitions that relate to entities under common control, ASC 805 requires retrospective combination of the entities for all periods presented as if the combination has been in effect from the beginning of the financial statement period of from the date the entities were under common control (if later than the beginning of the financial statement period). The difference between the cash paid and historical value of the entities' equity is recorded as a distribution/contribution from/to CEG with the offset to noncontrolling interest. Transaction costs are expensed as incurred.
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
In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, uncollectible accounts, AROs, acquisition accounting and legal costs incurred in connection with recorded loss contingencies, among others. In addition, estimates are used to test long-lived assets for impairment and to determine the fair value of impaired assets. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Tax Equity Arrangements
Certain portions of the Company’s noncontrolling interests in subsidiaries represent third-party interests in the net assets under certain tax equity arrangements, which are consolidated by the Company, that have been entered into to finance the cost of wind facilities eligible for certain tax credits. Additionally, certain portions of the Company’s investments in unconsolidated affiliates reflect the Company’s interests in tax equity arrangements, that are not consolidated by the Company, that have been entered into to finance the cost of solar energy systems, under operating leases or PPAs, eligible for certain tax credits. The Company has determined that the provisions in the contractual agreements of these structures represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the noncontrolling interest and investment in unconsolidated affiliates that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the hypothetical liquidation at book value, or HLBV, method. Under the HLBV method, the amounts reported as noncontrolling interests and investment in unconsolidated affiliates represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The investors’ interests in the results of operations of the funding structures are determined as the difference in noncontrolling interests and investment in unconsolidated affiliates at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds’ investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period.
Reclassification
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
As further described in Note 15, Leases, the Company adopted the standard effective January 1, 2019 using the modified retrospective transition method and will not restate prior periods for the impact of Topic 842.

Note 3 — Acquisitions and Dispositions
2019 Acquisitions
Carlsbad Drop Down — On December 6, 2019, the Company acquired 100% of GIP's membership interests in CBAD Holdings, LLC, which indirectly owns Carlsbad Energy Center LLC, a 527 megawatt natural gas fired power project located in Carlsbad, California, or the Carlsbad Drop Down Asset. The project has a 20-year power purchase and tolling agreement with San Diego Gas and Electric Company, which expires in 2038. The purchase price for the Carlsbad Drop Down was $184 million in cash, plus assumption of $803 million in project level financing including non-recourse senior notes, as further described in Note 10, Long-term Debt. The acquisition was funded with proceeds from the Clearway Energy, Inc. equity issuance, as described Note 11, Members' Equity, as well as borrowings from the Company's revolving credit facility. The Carlsbad acquisition is the result of the Company having elected its option to purchase Carlsbad pursuant to the ROFO agreement, as amended, by and among the Company, CEG and GIP. The transaction is reflected in the Company's Conventional segment. The assets and liabilities transferred to the Company relate to interests under common control by GIP and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and the historical value of the entities' equity was recorded as a distribution to GIP and decreased the balance of its noncontrolling interest. The acquisition was determined to be an asset acquisition and not a business combination, therefore no recast of the historical financial information was deemed necessary.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of December 6, 2019:

CBAD Holdings, LLC
(In millions)
Current Assets	$36
Property, plant and equipment	572
Intangible assets, net	337
Other non-current assets	51
Total assets	996

Debt (a)	791
Other current and non-current liabilities (b)	56
Total liabilities	847
Net assets acquired	$149

(a) Excludes net debt issuance costs of $12 million.
(b) Other current liabilities and non-current liabilities include a contingent liability of $5 million assumed by the Company during the acquisition.
Duquesne University District Energy System Acquisition — On May 1, 2019, the Company, through its indirect subsidiary ECP Uptown Campus LLC, acquired the Duquesne University district energy system, totaling 82 combined MWt, located in Pittsburgh, PA. As part of the acquisition, Duquesne University entered into a 40-year Energy Services Agreement through which ECP Uptown Campus LLC will fulfill the university's electricity, chilled water and steam requirements in exchange for monthly capacity payments. The transaction is reflected in the Company's Thermal segment. The total investment for the project is $107 million. This includes $100 million related to the purchase of district energy assets, which was funded through a combination of issuance of non-recourse debt in the amount of $95 million, as further discussed in Note 10, Long-term Debt, as well as cash on hand. The remaining $7 million related to $3 million of restricted cash funded as part of acquisition, as well as $4 million related to future capital expenditures. The acquisition was determined to be an asset acquisition under ASC 805, with a significant majority of the purchase price allocated to property, plant and equipment as of the acquisition date.
2018 Acquisitions
UPMC Thermal Project Asset Acquisition — On June 19, 2018, upon reaching substantial completion, the Company acquired from NRG the UPMC Thermal Project for cash consideration of $84 million. In addition, the Company had a payable of $4 million to NRG as of December 31, 2018, $3 million of which was paid in January 2019 upon final completion of the project pursuant to the EPC agreement and $1 million was paid in January 2020. The project added 73 MWt of thermal equivalent capacity and 7.5 MW of emergency backup electrical capacity to the Company's portfolio. The transaction was reflected in the Company's Thermal segment. The acquisition was funded with the proceeds from the sale of the Series E Notes and Series F Notes, as further described in Item 15 — Note 10, Long-term Debt. The assets transferred to the Company relate to interests under common control by NRG and were recorded at book value in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the purchase price and book value of the assets was recorded as a distribution to NRG and decreased the balance of contributed capital. The acquisition was determined to be an asset acquisition and not a business combination, therefore no recast of the historical financial information was deemed necessary.
Central CA Fuel Cell 1, LLC — On April 18, 2018, the Company acquired the Central CA Fuel Cell 1, LLC project in Tulare, California from FuelCell Energy Finance, Inc. for cash consideration of $11 million. The project added 2.8 MW of thermal capacity to the Company's portfolio, with a 20-year PPA contract with the City of Tulare. The transaction was reflected in the Company's Thermal segment.
Buckthorn Solar Drop Down Asset — On March 30, 2018, the Company acquired 100% of NRG's interests in Buckthorn Renewables, LLC, which owns a 154 MW construction-stage utility-scale solar generation project located in Texas, or the Buckthorn Solar Drop Down Asset, for cash consideration of $42 million. The Company also assumed non-recourse debt of $183 million and non-controlling interest of $19 million attributable to the Class A member. The Company converted $132 million of non-recourse debt to a term loan and the remainder of the outstanding debt was paid down with the contribution from the Class A member in the amount of $80 million upon the project reaching substantial completion in May 2018. The purchase price for the Buckthorn Solar Drop Down Asset was funded with cash on hand and borrowings from the Company's revolving credit facility. The assets and liabilities transferred to the Company related to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the entities' equity was recorded as a distribution to NRG and decreased the balance of contributed capital. Since the transaction constituted a transfer of net asset under common control, the guidance required retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. The project sells power under a 25-year PPA to the City of Georgetown, Texas, which commenced in July 2018.
2017 Acquisitions
November 2017 Drop Down Assets — On November 1, 2017, the Company acquired a 38 MW solar portfolio primarily comprised of assets from NRG's Solar Power Partners (SPP) funds and other projects developed by NRG, for cash consideration of $74 million, including working capital adjustments, plus assumed non-recourse debt of $26 million.
The purchase price for the November 2017 Drop Down Assets was funded with cash on hand. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the entities' equity was recorded as a contribution from NRG and increased the balance of contributed capital. Since the transaction constituted a transfer of net assets under common control, the guidance required retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control.
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
March 2017 Drop Down Assets — On March 27, 2017, the Company acquired the following interests from NRG: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the ROFO Assets, representing ownership of approximately 46 net MW of capacity and (ii) NRG's interests in the Utah Solar Portfolio. Agua Caliente is located in Yuma County, AZ and sells power subject to a 25-year PPA with Pacific Gas and Electric. The seven utility-scale solar farms in the Utah Solar Portfolio are owned by the following entities: Four Brothers Capital, LLC, Iron Springs Capital, LLC, and Granite Mountain Capital, LLC. These utility-scale solar farms achieved commercial operations in 2016, sell power subject to 20-year PPAs with PacifiCorp, a subsidiary of Berkshire Hathaway and are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, through which the Company is entitled to receive 50% of cash to be distributed. The Company paid cash consideration of $128 million. The acquisition of the March 2017 Drop Down Assets was funded with cash on hand. The Company recorded the acquired interests as equity method investments.
The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combination - Related Issues. The difference between the cash paid and the historical value of the entities' equity of $8 million was recorded as an adjustment to contributed capital.
2019 Dispositions and Assets Held for Sale
Sale of Energy Center Dover LLC and Energy Center Smyrna LLC Assets — On September 5, 2019, the Company entered into a purchase and sale agreement with DB Energy Assets, LLC to sell 100% of its interests in Energy Center Dover LLC and Energy Center Smyrna LLC, Energy Center Dover LLC owns a 103 MW natural gas-fired cogeneration facility located in Dover, DE (Energy Center Dover). The transaction is subject to standard regulatory approvals and the completion of certain maintenance activities. The related assets and liabilities were classified as held for sale and recorded to other current assets and non-current assets, as well as current liabilities on the Company’s consolidated balance sheets as of December 31, 2019.
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

Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	December 31, 2019	December 31, 2018	Depreciable Lives
	(In millions)
Facilities and equipment	$7,676	$6,638	2 - 45 Years
Land and improvements	173	171
Construction in progress (a)	94	26
Total property, plant and equipment	7,943	6,835
Accumulated depreciation	(1,880)	(1,590)
Net property, plant and equipment	$6,063	$5,245

(a) As of December 31, 2019 and 2018, construction in progress includes $10 million and $6 million of capital expenditures that relate to prepaid long-term service agreements in the Conventional segment, respectively.
Depreciation expense related to property, plant and equipment during the years ended December 31, 2019 and December 31, 2018 was $395 million and $330 million, respectively. The Company accelerated depreciation of the Wildorado Wind and

Elbow Creek projects in connection with the repowering project, which resulted in additional depreciation expense in the amount of $54 million.
The Company recorded long-lived asset impairments during the year ended December 31, 2019, as further described in Note 9, Asset Impairments.
Note 5 — Investments Accounted for by the Equity Method and Variable Interest Entities
Equity Method Investments
The following table summarizes the Company's equity method investments as of December 31, 2019:

Name	Economic Interest	Investment Balance
		(In millions)
Utah Solar Portfolio (a)	50%	$285
Desert Sunlight(d)	25%	274
GenConn(b)	50%	94
Agua Caliente Solar(d)	16%	96
Elkhorn Ridge	66.7%	48
San Juan Mesa	75%	49
DGPV Holdco 1 LLC (c)	95%	81
DGPV Holdco 2 LLC (c)	95%	68
DGPV Holdco 3 LLC (c)	99%	169
RPV Holdco 1 LLC(c)	95%	24
Avenal(d)	50%	(5)
		$1,183

(a) Economic interest based on cash to be distributed. Four Brothers Solar, LLC, Granite Mountain Holdings, LLC and Iron Springs Holdings, LLC are tax equity structures and VIEs. The related allocations are described below.
(b) GenConn is a variable interest entity.
(c) Economic interest based on cash to be distributed. DGPV Holdco 1 LLC, DGPV Holdco 2 LLC, DGPV Holdco 3 LLC and RPV Holdco 1 LLC are tax equity structures and VIEs. The related allocations are described below.
(d) Entities that have PPAs with PG&E. On January 29, 2019, PG&E filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.  The Company has non-recourse project-level debt, and in some cases holding company debt, related to each of its subsidiaries that sell their output to PG&E under long-term PPAs.  The PG&E Bankruptcy filing is an event of default under the related financing agreements, and as a result, the respective lenders under these arrangements may accelerate the repayment of these debt balances.  In addition, the event of default may have an impact on the Company’s ability to distribute cash from the project-level cash accounts to the parent entities.  The Company continues to operate the projects in the normal course of business and is currently in the process of negotiating forbearance agreements with the related lenders.
As of December 31, 2019 and 2018, the Company had $138 million and $87 million, respectively, of undistributed earnings from its equity method investments.
The Company acquired its interest in Desert Sunlight on June 30, 2015, for $285 million, which resulted in a difference between the purchase price and the basis of the acquired assets and liabilities of $171 million. The difference is attributable to the fair value of the property, plant and equipment and power purchase agreements. In addition, the difference between the basis of the acquired assets and liabilities and the purchase price for the Utah Solar Portfolio (Four Brothers Solar, LLC, Granite Mountain Holdings, LLC and Iron Springs Holdings, LLC) of $106 million is attributable to the fair value of the property, plant and equipment. The Company is amortizing the related basis differences to equity in earnings over the related useful life of the underlying assets acquired.
Non-recourse project-level debt of unconsolidated affiliates
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was $889 million as of December 31, 2019. This included $411 million attributable to Desert Sunlight, Agua Caliente Solar, and Avenal, the unconsolidated affiliates that sell output to PG&E under long-term PPAs.

The following tables present summarized financial information for the Company's significant equity method investments:

	Year Ended December 31,
	2019	2018	2017
Income Statement Data:	(In millions)
GenConn
Operating revenues	$60	$65	$71
Operating income	27	32	36
Net income	17	22	26
Desert Sunlight
Operating revenues	205	208	207
Operating income	123	129	127
Net income	58	84	80
DGPV entities (a)
Operating revenues	77	69	37
Operating income	25	23	7
Net income (loss)	(14)	11	(3)
Other (b)
Operating revenues	241	263	263
Operating income	85	103	92
Net income	$64	$75	$59

		As of December 31,
		2019	2018
Balance Sheet Data:		(In millions)
GenConn
Current assets		$37	$43
Non-current assets		342	358
Current liabilities		16	22
Non-current liabilities		176	182
Desert Sunlight
Current assets		209	133
Non-current assets		1,296	1,298
Current liabilities		545	58
Non-current liabilities		484	962
DGPV entities (a)
Current assets		84	79
Non-current assets		898	784
Current liabilities		42	84
Non-current liabilities		411	314
Redeemable Noncontrolling Interest		(1)	—
Other (b)
Current assets		195	150
Non-current assets		2,514	2,684
Current liabilities		767	59
Non-current liabilities		$89	$897

(a) Includes DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3
(b) Includes Agua Caliente, Elkhorn Ridge, RPV Holdco 1, Utah Solar Portfolio and San Juan Mesa

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
Kawailoa Partnership — On August 31, 2018, the Company entered into an agreement with Clearway Renew LLC, a subsidiary of CEG, to acquire the Class A membership interests in the Kawailoa Solar Partnership LLC, or Kawailoa Partnership, for $9 million in cash consideration. The purpose of the partnership is to own, finance, operate, and maintain the Kawailoa Solar project, a 49 MW utility-scale solar generation project, an indirect subsidiary of the Kawailoa Partnership, located in Oahu, Hawaii. The Kawailoa Solar project is contracted to sell power under a 22-year PPA with Hawaiian Electric Company, or HECO. The Kawailoa Solar project is 51% owned by the Kawailoa Partnership, with the remaining 49% owned by a third-party investor. The Kawailoa Partnership consolidates the Kawailoa Solar project through its controlling majority interest. On May 7, 2019, the Company made an initial capital contribution of $2 million, which represents 20% of its total anticipated capital contributions. The Company assumed non-recourse debt of $120 million, as further described in Note 10, Long-term Debt, and non-controlling interests attributable to third parties in the amount of $21 million. Effective May 1, 2019, the Company, as a Class A member, is the primary beneficiary through its position as managing member and consolidates Kawailoa Partnership. Allocations of income and taxable items are equal to the distributions of available cash, which is currently 95% to the Company and 5% to Clearway Renew LLC. The Company's acquisition of the Class A membership interests in the Kawailoa Partnership was accounted for as a transfer of assets under common control and was recorded at historical cost in accordance with ASC 805-50, Business Combinations — Related Issues. The difference between the cash paid and payable recorded and the historical value of the assets was recorded as a distribution to CEG and decreased the balance of its noncontrolling interest.
Upon reaching COD in November of 2019, the Kawailoa Solar project's fixed assets were placed in service and began to depreciate. On December 22, 2019, Kawailoa Solar Holdings LLC, a tax equity fund, received its final equity contribution of $61 million. The proceeds were utilized to repay the ITC bridge loan in the amount of $57 million, and the construction debt was converted to term debt (and upsized, with an additional $5 million drawn). Distributions were paid to the third-party investor and Clearway Renew LLC, funded by the excess of the tax equity investment and the term loan upsizing above the amount of the bridge loan repayment and related fees. On December 27, 2019, the Company made its substantial completion contribution of $7 million into the Kawailoa Partnership, which was also utilized to make a distribution to Clearway Renew LLC. In addition, the Company started applying HLBV to allocate income attributable to the tax equity investor during the fourth quarter. The Company recorded $14 million of loss attributable to noncontrolling interest during the period ended December 31, 2019.
Oahu Partnership —- On August 31, 2018, the Company entered into an agreement with Clearway Renew LLC, a subsidiary of CEG, to acquire the Class A membership interests in the Zephyr Oahu Partnership LLC, or Oahu Partnership, for $20 million in cash consideration. The purpose of the partnership is to own, finance, operate, and maintain the Oahu Solar projects, which consist of Lanikuhana and Waipio, utility-scale solar generation projects which represent 15 MW and 46 MW, respectively, the indirect subsidiaries of the Oahu Partnership, located in Oahu, Hawaii. The Oahu Solar projects are contracted to sell power under a 22-year PPA with HECO. The Oahu Partnership consolidates the Oahu Solar projects through its controlling majority interest. On March 8, 2019, the Company made an initial capital contribution of $4 million, which represents 20% of its total anticipated capital contributions. The Company also assumed non-recourse debt of $143 million, as further described in Item 15 — Note 10, Long-term Debt, and $18 million of non-controlling interest attributable to a tax equity investor's initial contribution. Effective March 8, 2019, the Company, as a Class A member, is the primary beneficiary through its position as managing member and consolidates Oahu Partnership. Allocations of income and taxable items are equal to the distributions of available cash, which is currently 95% to the Company and 5% to Clearway Renew LLC. The Company's acquisition of the Class A membership interests in the Oahu Partnership was accounted for as a transfer of assets under common control and was recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and payable recorded and the historical value of the assets was recorded as a contribution from CEG and increased the balance of its noncontrolling interest.
Upon reaching COD in September 2019, the Oahu Solar projects' fixed assets were placed in service and began to depreciate and on November 12, 2019 the tax equity investor made its final tax-equity contribution of $71 million. The proceeds were utilized to repay the related ITC bridge loan in the amount of $67 million, and the construction loan was converted to term debt. The Company paid the remaining 80% of the equity commitment in the amount of $16 million to Clearway Renew LLC when the Oahu Solar projects reached certain milestones in December 2019. In addition, the Company started applying HLBV to allocate income attributable to the tax equity investor during the third quarter. The Company recorded $32 million of loss attributable to noncontrolling interest during the period ended December 31, 2019.
Repowering Partnership II LLC — On August 30, 2018, Wind TE Holdco, an indirect subsidiary of the Company, formed Repowering Partnership LLC with Clearway Renew LLC, an indirect subsidiary of CEG, in order to facilitate the repowering of wind facilities of two of its indirect subsidiaries, Elbow Creek Wind Project LLC, or Elbow Creek, and Wildorado Wind LLC, or Wildorado Wind. Wind TE Holdco contributed its interests in the two facilities and Clearway Renew LLC contributed a turbine supply agreement, including title to certain components that qualify for production tax credits. Wind TE Holdco is the managing member of the partnership and consolidates the entity, which is a VIE. Clearway Renew LLC is initially entitled to allocations of 21% of income, which is reflected in Wind TE Holdco’s noncontrolling interests.
On June 14, 2019, Repowering Partnership LLC was replaced with Repowering Partnership II LLC as the owner of the Elbow Creek and Wildorado Wind projects, as well as Repowering Partnership Holdco LLC, which concurrently entered into a financing agreement for construction debt of total commitment of $352 million, as further described in Item 15 — Note 10, Long-term Debt.
Repowering of the Elbow Creek project was completed and on November 26, 2019, a third party tax equity investor purchased 100% of the Class A membership interests in Elbow Creek Repowering Tax Equity Holdco LLC, or Elbow TE Holdco, for $89 million pursuant to a membership interest purchase agreement dated June 14, 2019. The Company also contributed $4 million. In connection with the completion of the Elbow Creek repowering, the construction loan of $93 million was repaid with the proceeds from the tax equity investor.  The Company began applying HLBV during the fourth quarter to allocate income between the partners of Elbow TE Holdco. In connection with the closing, the allocations of income at Repowering Partnership II LLC (which indirectly consolidates both projects) changed to 59.63% for Wind TE Holdco LLC (the Company member) and 40.37% for CWSP Wildorado Elbow Holding LLC (the CEG member). In addition, approximately half of the repowered Wildorado equipment was placed in service in December 2019, with the remaining equipment being placed in service in January of 2020. In connection with repowering of the projects, the Company revised the remaining useful life of the property, plant and equipment, that was replaced, resulting in additional expense of $54 million during the year ended December 31, 2019 related to accelerated depreciation.
On February 7, 2020, the same third party tax equity investor purchased 100% of the Class A membership interests in Wildorado Repowering tax equity Holdco LLC, or Wildorado Holdco LLC, for $148 million. The Company also contributed $112 million. The repowering of the Elbow Creek and Wildorado assets is being referred to as Repowering 1.0 in Item 7 — Management's Discussion and Analysis of Financial Condition and the Results of Operations.
Buckthorn Renewables, LLC — As described in Item 15 — Note 3, Acquisitions and Dispositions, on March 30, 2018, the Company acquired 100% of NRG’s interest in a 154 MW construction-stage utility-scale solar generation project, Buckthorn Renewables, LLC, which owns 100% interest in Buckthorn Solar Portfolio, LLC, which in turn owns 100% of the Class B membership interests in Buckthorn Holdings, LLC. Buckthorn Holdings, LLC is a tax equity fund, which is a variable interest entity that is consolidated by Buckthorn Solar Portfolio, LLC. The Company is the primary beneficiary, through its position as managing member, and indirectly consolidates Buckthorn Holdings, LLC through Buckthorn Solar Portfolio, LLC. The Class A member is a tax equity investor who made its initial contribution of $19 million on March 30, 2018, which is reflected as noncontrolling interest on the Company's consolidated balance sheet. The project achieved substantial completion in May 2018, at which time the remaining tax equity contributions of $80 million were funded. The Company utilizes the HLBV method for loss or income allocation to the tax equity investor's noncontrolling interest. The Company recorded $25 million of income attributable to noncontrolling interest in Buckthorn Renewables, LLC during the period ended December 31, 2019.
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
Summarized financial information for the Company's consolidated VIEs consisted of the following as of December 31, 2019:

(In millions)	Oahu Solar Partnership	Kawailoa Partnership	Repowering Partnership II LLC	Alta TE Holdco	Spring Canyon	Buckthorn Renewables, LLC	Other (a)
Other current and non-current assets	$27	$24	$31	$55	$3	$6	$4
Property, plant and equipment	188	147	340	381	86	214	9
Intangible assets	—	—	1	237	—	—	—
Total assets	215	171	372	673	89	220	13
Current and non-current liabilities	120	109	273	44	6	11	3
Total liabilities	120	109	273	44	6	11	3
Noncontrolling interest	42	52	77	48	32	66	—
Net assets less noncontrolling interests	$53	$10	$22	$581	$51	$143	$10

(a) Other is comprised of Crosswinds and Hardin projects, that were determined to be VIEs during the year ended December 31, 2019. Previously reported as part of Wind TE Holdco that is no longer a VIE in 2019.
Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, Consolidation, but for which it is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting.
Utah Solar Portfolio Assets — As described in Item 15 — Note 3, Business Acquisitions, as part of the March 2017 Drop Down Assets acquisition, the Company acquired from NRG 100% of the Class A equity interests in the Utah Solar Portfolio, comprised of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC. The Class B interests of the Utah Solar Portfolio are owned by a tax equity investor, or TE Investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs on the last day of the calendar month on which the Class B member does not have an agreed upon adjusted capital account deficit, but not prior to the 10th day after the five year anniversary of the last project to achieve its placed in service date, at which time the allocations to the TE Investor change to 50%. The Company generally receives 50% of distributable cash throughout the term of the tax-equity arrangements. The three entities comprising the Utah Solar Portfolio are VIEs. As the Company is not the primary beneficiary, the Company uses the equity method of accounting to account for its interests in the Utah Solar Portfolio. The Company utilizes the HLBV method to determine its share of the income or losses in the investees.
DGPV Holdco 1 LLC — The Company and CEG are parties to the DGPV Holdco 1 LLC partnership, or DGPV Holdco 1, the purpose of which is to own or purchase solar power generation projects and other ancillary related assets from Clearway Energy Group LLC or its subsidiaries via intermediate funds. The Company owns approximately 52 MW of Distributed Solar capacity, based on cash to be distributed, with a weighted average contract life of 16 years. Under this partnership, the Company committed to fund up to $100 million of capital.
DGPV Holdco 2 LLC — The Company and CEG are parties to the DGPV Holdco 2 LLC partnership, or DGPV Holdco 2, the purpose of which is to own or hold solar power generation projects as well as other ancillary related assets from Clearway Energy Group LLC or its subsidiaries. The Company owns approximately 113 MW of Distributed Solar capacity, based on cash to be distributed, with a weighted average contract life of 19 years. Under this partnership, the Company committed to fund up to $60 million of capital.
DGPV Holdco 3 LLC — The Company and CEG are parties to the DGPV Holdco 3 LLC partnership, or DGPV Holdco 3, in which the Company would invest up to $70 million in an operating portfolio of distributed solar assets, primarily comprised of community solar projects, developed by CEG. The Company owns approximately 112 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of approximately 21 years as of December 31, 2019. The Company had a $14 million payable due to DGPV Holdco 3 LLC as of December 31, 2019.

The Company's maximum exposure to loss is limited to its equity investment in DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3, which was $318 million on a combined basis.
RPV Holdco 1 LLC — The Company and CEG are parties to the RPV Holdco 1 LLC partnership, or RPV Holdco, the purpose of which is to hold operating portfolios of residential solar assets developed by NRG's residential solar business, including: (i) an existing, unlevered portfolio of approximately 2,200 leases across nine states representing approximately 14 MW, based on cash to be distributed, with a weighted average remaining lease term of approximately 13 years that was acquired outside of the partnership; and (ii) a tax equity-financed portfolio of approximately 5,300 leases representing approximately 31 MW, based on cash to be distributed, with a weighted average remaining lease term for the existing and new leases of approximately 15 years. The Company fully funded the partnership as of December 31, 2017.
The Company's maximum exposure to loss is limited to its equity investment, which was $24 million as of December 31, 2019.

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
For cash and cash equivalents, restricted cash, accounts receivable — affiliate, accounts receivable, accounts payable, current portion of accounts payable — affiliate, accrued expenses and other liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy

The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of December 31, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Liabilities:
Long-term debt, including current portion — affiliate	44	43	259	257
Long-term debt, including current portion — external (a)	$6,813	$6,913	$5,779	$5,681

(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of December 31, 2019 and 2018:

	As of December 31, 2019		As of December 31, 2018
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,735	$5,221	$1,358	$4,580

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2019	As of December 31, 2019	As of December 31, 2018
	Fair Value (a)	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 3	Level 2
Derivative assets:
Interest rate contracts	—	—	11
Total assets	$—	$—	$11
Derivative liabilities:
Commodity contracts (b)	$—	$9	$—
Interest rate contracts	83	—	21
Total liabilities	$83	$9	$21

(a) There were no derivative assets or liabilities classified as Level 1 December 31, 2019 and 2018.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the condensed consolidated financial statements using significant unobservable inputs:

	Twelve months ended December 31,
	2019	2018
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$—	$—
Total losses for the period included in earnings	(3)	—
Purchases	(6)	—
Ending balance	$(9)	$—

There were losses of $3 million for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities still held as of December 31, 2019.
Derivative Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. For some of the Company’s energy contracts, management receives quotes from multiple sources. To the extent that multiple quotes are received, the prices reflect the average of the bid-ask mid-point prices obtained from all sources believed to provide the most liquid market for the commodity. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of December 31, 2019, contracts valued with prices provided by models and other valuation techniques make up 10% of derivative liabilities.
The Company’s significant position classified as Level 3 includes physical power executed in illiquid markets. The significant unobservable inputs used in developing fair value include illiquid power tenors and location pricing, which is derived by extrapolating pricing and as a basis to liquid locations. The tenor pricing and basis spread are based on observable market data, when available, or derived from historic prices and forward market prices from similar observable markets, when not available.

The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of December 31, 2019:

	December 31, 2019
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$—	(9)	Discounted Cash Flow	Forward Market Price (per MWh)	5	33	12
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of December 31, 2019:

Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of December 31, 2019, the non-performance reserve was $4 million gain recorded primarily to interest expense in the consolidated statement of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Item 15 — Note 2, Summary of Significant Accounting Policies, the following item is a discussion of the concentration of credit risk for the Company's financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) monitoring of counterparties' credit limits on as needed basis; (iii) as applicable, the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
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
On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Certain subsidiaries of the Company sell the output of their facilities to PG&E under long-term PPAs, including interests in 6 solar facilities totaling 480 MW and Marsh Landing with a capacity of 720 MW. The Company consolidates three of the solar facilities and Marsh Landing and records its interest in the other solar facilities as equity method investments. The Company had $16 million in accounts receivable due from PG&E for its consolidated projects, of which $5 million was recorded to non-current assets as of December 31, 2019. As of March 2, 2020, the Company's contracts with PG&E have operated in the normal course and the Company currently expects these contracts to continue as such. As of March 2, 2020, the Company has entered into forbearance agreements for certain project-level financing arrangements and continues to seek forbearance agreements for its other project-level financing arrangements affected by the PG&E Bankruptcy. The Company continues to assess the potential future impacts of the PG&E Bankruptcy as events occur.
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
Energy-Related Commodities
To manage the commodity price risk associated with its competitive supply activities and the price risk associated with wholesale power sales, the Company may enter into derivative hedging instruments, namely, forward contracts that commit the Company to sell energy commodities or purchase fuels/electricity in the future. The objectives for entering into derivatives contracts designated as hedges include fixing the price for a portion of anticipated future electricity sales and fixing the price of a portion of anticipated fuel/electricity purchases for the operation of its subsidiaries. As of December 31, 2019, the Company had forward contracts for the sale of electricity from renewable energy assets through 2029, forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers extending through 2021, and electricity contracts to supply retail power to the Company's district energy centers extending through 2020. At December 31, 2019, these contracts were not designated as cash flow or fair value hedges.
Also, as of December 31, 2019, the Company had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment as follows:

•	Power purchase agreements through 2043, and

•	Natural gas transportation contracts through 2028.
Interest Rate Swaps
The Company is exposed to changes in interest rates through the issuance of variable rate debt. In order to manage interest rate risk, it enters into interest rate swap agreements.
As of December 31, 2019, the Company had interest rate derivative instruments on non-recourse debt extending through 2041, a portion of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of December 31, 2019 and 2018:

		Total Volume
		December 31, 2019	December 31, 2018
Commodity	Units	(In millions)
Natural Gas	MMBtu	2	1
Power	MWh	(2)	—
Interest	Dollars	$1,788	$1,862

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets (a)	Derivative Liabilities
	December 31, 2018	December 31, 2019	December 31, 2018
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$2	$3	$1
Interest rate contracts long-term	3	11	6
Total Derivatives Designated as Cash Flow Hedges	5	14	7
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	1	13	3
Interest rate contracts long-term	5	56	11
Commodity contracts long-term	—	9	—
Total Derivatives Not Designated as Cash Flow Hedges	6	78	14
Total Derivatives	$11	$92	$21

(a) Derivative Asset balances classified as current are included within the prepayments and other current assets line item of the Consolidated Balance Sheet.
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of December 31, 2019 and 2018, there was no outstanding collateral paid or received. As of December 31, 2018, the commodity balances were not material. The following tables summarize the offsetting of derivatives by counterparty master agreement level:

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2019	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative liabilities	(9)	(1)	(10)
Total commodity contracts	(9)	(1)	(10)
Interest rate contracts:
Derivative liabilities	(83)	1	(82)
Total interest rate contracts	(83)	1	(82)
Total derivative instruments	$(92)	$—	$(92)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2018	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Interest rate contracts:
Derivative assets	11	(1)	10
Derivative liabilities	(21)	1	(20)
Total interest rate contracts	(10)	—	(10)
Total derivative instruments	$(10)	$—	$(10)

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Year ended December 31,
	2019	2018	2017
	(In millions)
Accumulated OCL beginning balance	$(45)	$(69)	$(86)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	22	15	17
Mark-to-market of cash flow hedge accounting contracts	(14)	9	—
Accumulated OCL ending balance	(37)	(45)	(69)
Accumulated OCL attributable to noncontrolling interests	—	(1)	(1)
Accumulated OCL attributable to Clearway Energy LLC	$(37)	$(44)	$(68)
Losses expected to be realized from OCL during the next 12 months	$(10)	$—	$—

Amounts reclassified from accumulated OCL into income are recorded to interest expense.
The Company's regression analysis for Marsh Landing, Walnut Creek and Avra Valley interest rate swaps, while positively correlated, no longer contain matching terms for cash flow hedge accounting. As a result, the Company voluntarily de-designated the Marsh Landing, Walnut Creek and Avra Valley cash flow hedges as of April 28, 2017, and marks these derivatives to market through the statement of operations.
Impact of Derivative Instruments on the Statements of Income
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the years ended December 31, 2019, 2018 and 2017 the impact to the consolidated statements of income was a loss of $65 million, a gain of $15 million and a gain of $6 million, respectively.
During the year ended December 31, 2019, Elbow Creek entered into a new long-term power hedge, and the impact to the Company's consolidated statement of operations was a $9 million loss for the period recorded in total operating revenues.
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
See Item 15 — Note 6, Fair Value of Financial Instruments, for a discussion regarding concentration of credit risk.

Note 8 — Intangible Assets
Intangible Assets — The Company's intangible assets as of December 31, 2019 and 2018 primarily reflect intangible assets established from its business acquisitions and are comprised of the following:

•
PPAs — Established predominantly with the acquisitions of the Alta Wind Portfolio, Walnut Creek, Tapestry, Laredo Ridge and Carlsbad Energy Center. These represent the fair value of the PPAs acquired. These are amortized on a straight-line basis, over the term of the PPA.

•
Leasehold Rights — Established with the acquisition of the Alta Wind Portfolio, this represents the fair value of contractual rights to receive royalty payments equal to a percentage of PPA revenue from certain projects. These are amortized as a reduction to operating revenue on a straight-line basis over the term of the PPAs.

•
Customer relationships — Established with the acquisition of Energy Center Omaha and Energy Center Phoenix, these intangibles represent the fair value at the acquisition date of the businesses' customer base. The customer relationships related to Energy Center Omaha are amortized as a reduction to operating revenue, which approximates the expected discounted future net cash flows by year.

•
Customer contracts — Established with the acquisition of Energy Center Phoenix, these intangibles represent the fair value at the acquisition date of contracts that primarily provide chilled water, steam and electricity to its customers.

These contracts are amortized to revenues based on expected volumes.

•
Emission Allowances — These intangibles primarily consist of SO2 and NOx emission allowances established with the El Segundo, Walnut Creek and Carlsbad Energy Center acquisitions. These emission allowances are held-for-use and are amortized to cost of operations, with NOx allowances amortized on a straight-line basis and SO2 allowances amortized based on units of production.

•
Other — Consists of a) the acquisition date fair value of the contractual rights to a ground lease for South Trent and to utilize certain interconnection facilities for Blythe, as well as land rights acquired in connection with the acquisition of Elbow Creek, and b) development rights related to certain solar businesses acquired in 2010 and 2011.

The following tables summarize the components of intangible assets subject to amortization:

Year ended December 31, 2019	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Other	Total
(In millions)
January 1, 2019	$1,280	$86	$66	$15	$9	$8	$1,464
Acquisition of Carlsbad Energy Center	350	—	—	—	8	—	358
December 31, 2019	$1,630	$86	$66	$15	$17	$8	$1,822
Less accumulated amortization	(347)	(22)	(9)	(10)	(2)	(4)	(394)
Net carrying amount	$1,283	$64	$57	$5	$15	$4	$1,428

Year ended December 31, 2018	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Other	Total
(In millions)
December 31, 2018	$1,280	$86	$66	$15	$9	$8	$1,464
Less accumulated amortization	(269)	(18)	(7)	(9)	(2)	(3)	(308)
Net carrying amount	$1,011	$68	$59	$6	$7	$5	$1,156

The Company recorded amortization expense of $73 million during the year ended December 31, 2019 and $71 million for the years ended December 31, 2018 and December 31, 2017. Of these amounts, $72 million for the year ended December 31, 2019 and $70 million for the years ended December 31, 2018 and December 31, 2017, were recorded to contract amortization expense and reduced operating revenues in the consolidated statements of operations. The Company estimates the future amortization expense for its intangibles for the next five years as follows:

(In millions)

2020	$90
2021	90
2022	90
2023	87
2024	$84

Note 9 — Asset Impairments
2019 Impairment Losses
The Company recorded an impairment loss of $19 million related to a facility in the Thermal segment during the second quarter of 2019. The impairment was triggered by a potential sale negotiation with a third party which resulted in signing the purchase and sale agreement in September, as further described in Note 3, Acquisitions and Dispositions. The fair value of the facility was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach utilized estimates of discounted future cash flows, which were Level 3 fair value measurement and include key inputs, such as forecasted power prices, operations and maintenance expense, and discount rates. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets.

Additionally, during the fourth quarter of 2019, as a result of the preparation and review of its annual budget and assessment of long-term merchant power prices, the Company updated its estimated future cash flows and determined that the future cash flows for several wind projects from the Renewables segment no longer supported the recoverability of the related long-lived asset. As such, the Company recorded an impairment loss of $14 million to reflect the assets at fair market value. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement.
2017 Impairment Losses
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
Additionally, during the quarter ended September 30, 2017, in connection with the preparation of the model for sale of the November 2017 Drop Down Assets, it was identified that undiscounted cash flows were lower than the book value of certain SPP funds and NRG recorded an impairment expense of $13 million, $8 million of which relates to property, plant, and equipment and $5 million to PPAs, as described in Note 8, Intangible Assets. In accordance with the guidance for transfer of assets under common control, the impairment is reflected in the pre-acquisition net income of Drop Down Assets of the Company's consolidated statements of operations for the period ended December 31, 2017.

Note 10 — Long-term Debt
The Company's borrowings, including short term and long term portions consisted of the following:

	December 31, 2019	December 31, 2018	Interest rate % (a)	Letters of Credit Outstanding at December 31, 2019
	(In millions, except rates)
Long-term debt - affiliate, due 2019	$—	$215	3.500
Long-term debt - affiliate, due 2020	44	44	3.325
2024 Senior Notes (b)	88	500	5.375
2025 Senior Notes	600	600	5.750
2026 Senior Notes	350	350	5.000
2028 Senior Notes	600	—	4.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2019 (c)	—	—	L+1.75	$70
Project-level debt:
Agua Caliente Borrower 2, due 2038 (d)	—	39	5.430	14
Alpine, due 2022 (d)	119	127	L+2.00	16
Alta Wind I - V lease financing arrangements, due 2034 and 2035	844	886	5.696 - 7.015	45
Buckthorn Solar, due 2025	129	132	L+1.750	26
Carlsbad Holdco, due 2038	216	—	4.210	5
Carlsbad Energy Holdings LLC, due 2027	582	—	L+1.625/4.12	87
CVSR, due 2037 (d)	696	720	2.339 - 3.775	—
CVSR Holdco Notes, due 2037 (d)	182	188	4.680	13
Duquesne, due 2059	95	—	4.620	—
El Segundo Energy Center, due 2023	303	352	L+1.75 - L+2.375	138
Energy Center Minneapolis Series D, E, F, G, H Notes, due 2025-2037	328	328	various	—
Laredo Ridge, due 2028	84	89	L+2.125	10
Kansas South, due 2030 (d)	24	26	L+2.25	2
Kawailoa Solar Holdings LLC, due 2026	82	—	L+1.375	13
Marsh Landing, due 2023 (d)	206	263	L+2.125	27
Oahu Solar Holdings LLC, due 2026	91	—	L+1.375	17
Repowering Partnership Holdco LLC, due 2020	228	—	L+.85	4
South Trent Wind, due 2028	43	50	L+1.350	12
Tapestry, due 2031	156	151	L+1.375	18
Utah Solar Portfolio, due 2022	254	267	L+2.625	13
Viento, due 2023	42	146	L+2.00	14
Walnut Creek, due 2023	175	222	L+1.75	74
Other	296	343	various	24
Subtotal project-level debt	5,175	4,329
Total debt	6,857	6,038
Less current maturities	(1,824)	(529)
Less net debt issuance costs	(77)	(61)
Total long-term debt	$4,956	$5,448

(a) As of December 31, 2019, L+ equals 3 month LIBOR plus x%, except for Viento, due 2023 and Kansas South, due 2030; where L + equals 6 month LIBOR plus 2.00% and Utah Solar Portfolio and Repowering Partnership Holdco LLC, where L+equals 1 month LIBOR plus x%.
(b) Repurchased in January 2020 as part of the 2024 Senior Notes Tender Offer, as further described below.
(c) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(d) Entities affected by PG&E Bankruptcy, see further discussion below.

The financing arrangements listed above contain certain covenants, including financial covenants, that the Company is required to be in compliance with during the term of the respective arrangement. As of December 31, 2019, the Company was in compliance with all of the required covenants.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
On April 30, 2018, the Company closed on the refinancing of the revolving credit facility, which extended the maturity of the facility to April 28, 2023, and decreased the Company's overall cost of borrowing from L+2.50% to L+1.75%. The applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement, and was L+1.75% as of December 31, 2019. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
On December 20, 2019, the Company entered into the Fifth Amendment to Amended and Restated Credit Agreement to provide for an increase of 0.50x to the borrower leverage ratio, as defined in the Amended and Restated Credit Agreement, for the last two fiscal quarters of 2020 and to implement certain other technical modifications.
The Company made borrowings in the amount $152 million during the year ended December 31, 2019 under the revolving credit facility in order to partially finance the Carlsbad Drop Down acquisition, as well as for general business purposes. As of December 31, 2019, there were no outstanding borrowings under the revolving credit facility and the Company had $70 million of letters of credit outstanding. The Company had $170 million outstanding under the revolving credit facility and a total of $69 million in letters of credit outstanding as of February 24, 2020.
2028 Senior Notes
On December 11, 2019, Clearway Energy Operating LLC completed the sale of $600 million aggregate principal amount of Senior Unsecured Notes due 2028, or the 2028 Senior Notes. The 2028 Senior Notes bear interest at 4.75% and mature on March 15, 2028. Interest on the 2028 Senior Notes is payable semi-annually on March 15 and September 15 of each year, and interest payments will commence on September 15, 2020. The 2028 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries. The proceeds from the 2028 Senior Notes were partially used to repay the 2024 Senior Notes, as further described below.
2024 Senior Notes Tender Offer
On December 13, 2019, the Company repurchased an aggregate principal amount of $412 million or 82.4%, of the 2024 Senior Notes as part of the previously cash tender offer announced on December 11, 2019. Concurrently with the launch of the tender offer, the Company exercised its right to optionally redeem any 2024 Senior Notes not validly tendered and purchased in the tender offer, pursuant to the terms of the indenture governing the 2024 Senior Notes. The redemption of the Senior Notes due 2024 in December were effectuated at a premium of 103% for a total consideration of $424 million and as a result, the Company recorded a loss on extinguishment in the amount of $12 million. In addition, the Company recorded a $2 million debt extinguishment loss in connection with the write off of the deferred financing fees related to the 2024 Senior Notes. The redemption of the remaining $88 million of outstanding 2024 Senior Notes occurred on January 3, 2020.
2025 Senior Notes
On October 1, 2018, Clearway Energy Operating LLC issued $600 million of senior unsecured notes, or the 2025 Senior Notes. The 2025 Senior Notes bear interest at 5.750% and mature on October 15, 2025. Interest on the 2025 Senior Notes is payable semi-annually on April 15 and October 15 of each year, The 2025 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries. The proceeds from the 2025 Senior Notes were partially used to repay the 2019 Convertible Notes.
2019 Convertible Notes and 2020 Convertible Notes Tender Offer
On September 10, 2018, pursuant to the 2019 Convertible Notes and the 2020 Convertible Notes indentures, Clearway, Inc. delivered to the holders of the 2019 Convertible Notes and the 2020 Convertible Notes a fundamental change notice and offer to repurchase any and all of the 2019 Convertible Notes and 2020 Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes plus any accrued and unpaid interest. The tender offer expired on October 9, 2018. An aggregate principal amount of $109 million of the 2019 Convertible Notes and $243 million of the 2020 Convertible Notes were tendered on or prior to the expiration date and accepted by the Company for purchase. After the expiration of the tender offer, $216 million aggregate principal amount of the intercompany note due 2019 remained outstanding and $44 million aggregate principal amount of the intercompany note due 2020 remained outstanding as of December 31, 2018. The 2019 Convertible Notes matured on February 1, 2019 and Clearway, Inc. paid off the remaining balance of an aggregate principal amount of $170 million, which was funded through the payment of the remaining balance of the intercompany note due 2019 between Clearway Energy Operating LLC and Clearway, Inc.
Project level Debt
PG&E Bankruptcy
As discussed in Note 1 — Nature of Business, on January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, or the Bankruptcy Court. Certain subsidiaries of the Company are parties to financing agreements consisting of non-recourse project-level debt and, in certain cases, non-recourse holding company debt. The PG&E Bankruptcy triggered defaults under the PPAs with PG&E and such related project-level financing agreements. As a result, the Company recorded $1.2 billion of principal, net of the related unamortized debt issuance costs, as short-term debt as of December 31, 2019. In addition, distributions from these projects to Clearway Operating LLC are prohibited under the related debt agreements. As of March 2, 2020, the Company has entered into forbearance agreements for certain project-level financing arrangements and continues to seek forbearance agreements for its other project-level financing arrangements affected by the PG&E Bankruptcy. The Company continues to assess the potential future impacts of the PG&E Bankruptcy as events occur.
Carlsbad Drop Down Asset Debt
On December 6, 2019, as part of the Carlsbad Drop Down acquisition, as further described in Note 3, Acquisitions and Dispositions, the Company assumed $803 million of senior secured, non-recourse notes related to Carlsbad Holdco, LLC and Carlsbad Energy Holding LLC. The Carlsbad Holdco LLC notes bear an interest rate of 4.21%, and are fully amortizing over 19 years. In addition, Carlsbad Holdco LLC is party to a letter of credit facility agreement with the issuing banks for an aggregate principal amount not to exceed $10 million. Fees on the unused commitment are 0.65%. As of December 31, 2019, there were $5 million in letters of credit in support of the project issued and $216 million of notes were outstanding.
Carlsbad Energy Holdings, LLC is party to a note payable agreement with financial institutions for the issuance of up to $407 million of senior secured notes that bear interest at a rate of 4.12%, and mature on October 31, 2038. Carlsbad Energy Holdings, LLC is also party to a term loan agreement with issuing banks for an aggregate principal amount of $194 million at an issuance rate of LIBOR plus an applicable margin of 1.625% until February 25, 2022, 1.750% until February 25, 2025, and 1.875% until maturity. Fees on the unused commitment are 0.50%. upon completion of the project. The agreement also includes a letter of credit facility with an aggregate principal amount not to exceed $83 million, and a working capital loan facility with an aggregate principal amount not to exceed $4 million. As of December 31, 2019, $175 million was outstanding under the term loan and $87 million of letters of credit were issued.
Agua Caliente Borrower 2 Debt Repayment
On October 21, 2019, the Company, through Agua Caliente Borrower 2 LLC, repaid $40 million of the outstanding notes balance, including accrued interest and premiums, issued under the Agua Caliente Holdco Financing Agreement.  The repayment was funded with Company's existing liquidity.
Repowering Partnership Holdco LLC, due 2020
On June 14, 2019, as part of the Repowering Partnership, the Company entered into a financing agreement for non-recourse debt for a total commitment amount of $352 million related to the construction for the repowering activities at Wildorado and Elbow Creek. The debt consists of a construction loan at an interest rate of LIBOR plus 0.85%.  The Company borrowings were utilized to repay $109 million of the outstanding balance, including accrued interest, under the Viento financing agreement, to reimburse Clearway Renew LLC for previous contributions into the Repowering Partnership and pay construction invoices.   On November 26, 2019, the construction loan of $93 million related to the repowering activities at Elbow Creek was repaid with the proceeds from the tax equity investor.  On February 7, 2020 the construction loan of $260 million related to the repowering activities at Wildorado was repaid with the proceeds from the tax equity investor.
Duquesne University
On May 1, 2019, as part of the Duquesne University district energy system acquisition, ECP Uptown Campus LLC issued non-recourse debt of $95 million, excluding financing fees. The debt consists of senior notes at an interest rate of 4.62% that mature on May 1, 2059. Interest on the notes are payable semi-annually in arrears. The proceeds of the debt, along with cash on hand, were utilized to fund the purchase price of the acquisition

Oahu Solar Holdings LLC
Due to the Company consolidating the Oahu Partnership, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company assumed non-recourse debt of $143 million related to Oahu Solar Holdings, LLC. The debt consists of a construction loan and an ITC bridge loan with a total commitment amount of $162 million, both at an interest rate of LIBOR plus 1.375%. On November 13, 2019, $90 million of non-recourse debt was converted to a term loan with an expected maturity of November 2026, and the remainder of the non-recourse debt was repaid with the final contribution from the tax equity investor in the amount of $67 million upon the project reaching substantial completion.  Interest on the term loan is payable quarterly in arrears.
Kawailoa Solar Holdings LLC
Due to the Company consolidating the Kawailoa Partnership, as further described in Item Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company assumed non-recourse debt of $120 million related to Kawailoa Solar Holdings, LLC. The debt consists of a construction loan and an ITC bridge loan, with a total commitment amount of $137 million both at an interest rate of LIBOR plus 1.375%. On December 23, 2019, $82 million of non-recourse debt was converted to a term loan with an expected maturity of December 2026, and the remainder of the non-recourse debt was repaid with the final contribution from the tax equity investor in the amount of $57 million upon the project reaching substantial completion.  Interest on the term loan is payable quarterly in arrears.
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

The proceeds from the sale of the Series E Notes and the Series F Notes were utilized to finance the acquisition of the UPMC Thermal Project as described in Note 3, Acquisitions and Dispositions. The Series G Notes were used to refinance the Series C Notes as noted above in the table. The Series H Notes were used to make a dividend to Clearway Energy Operating LLC.
The amended and restated Thermal note purchase and private shelf agreement also established a private shelf facility for the future issuance of notes in the amount of $40 million.
Buckthorn Solar Drop Down Asset Debt
As part of the Buckthorn Solar Drop Down Asset acquisition, as further described in Note 3, Acquisitions and Dispositions, the Company assumed non-recourse debt of $183 million relating to Buckthorn Solar Portfolio, LLC as of the date of the acquisition, March 30, 2018. The assumed debt consisted of a construction loan and an Investment Tax Credits, or ITC, bridge loan, both at an interest rate of LIBOR plus 1.75%. On May 31, 2018, $132 million of non-recourse debt was converted to a term loan with an expected maturity of May 2025, and the remainder of the non-recourse debt was repaid with the final contribution from the Class A member in the amount of $80 million upon the project reaching substantial completion in May 2018.
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
The following table summarizes the swaps, some of which are forward starting as indicated, related to the Company's project level debt as of December 31, 2019:

	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2019 (In millions)	Effective Date	Maturity Date
Alpine	85%	various	3-Month LIBOR	$101	various	various
Avra Valley	86%	2.333%	3-Month LIBOR	41	November 30, 2012	November 30, 2030
AWAM	100%	2.47%	3-Month LIBOR	15	May 22, 2013	May 15, 2031
Blythe	75%	3.563%	3-Month LIBOR	11	June 25, 2010	June 25, 2028
Buckthorn Solar	82%	various	3-Month LIBOR	106	February 28, 2018	December 31, 2041
El Segundo	95%	various	3-Month LIBOR	288	various	various
Kansas South	75%	2.368%	6-Month LIBOR	18	June 28, 2013	December 31, 2030
Laredo Ridge	80%	2.31%	3-Month LIBOR	67	December 17, 2014	December 31, 2028
Marsh Landing	94%	3.244%	3-Month LIBOR	195	June 28, 2013	June 30, 2023
Roadrunner	76%	4.313%	3-Month LIBOR	22	September 30, 2011	December 31, 2029
South Trent	95%	3.847%	3-Month LIBOR	39	June 14, 2019	June 30, 2028
Tapestry	75%	various	3-Month LIBOR	117	April 19, 2019	December 31, 2031
Tapestry	50%	3.57%	3-Month LIBOR	12	December 21, 2021	December 21, 2029
Utah Solar Portfolio	80%	various	1-Month LIBOR	203	various	September 30, 2036
Viento Funding II	93%	various	6-Month LIBOR	39	various	various
Viento Funding II	100%	4.985%	6-Month LIBOR	21	July 11, 2023	June 30, 2028
Walnut Creek Energy	90%	various	3-Month LIBOR	158	June 28, 2013	May 31, 2023
WCEP Holdings	100%	4.003%	3-Month LIBOR	39	June 28, 2013	May 31, 2023
Oahu Solar	96%	various	3-Month LIBOR	88	November 30, 2019	October 31, 2040
Kawailoa Renew	94%	various	3-Month LIBOR	77	November 30, 2019	October 31, 2040
Carlsbad	75%	various	3-Month LIBOR	131	October 31, 2018	September 30, 2027
Total				$1,788

Annual Maturities
Annual payments based on the maturities of the Company's debt, for the years ending after December 31, 2019, are as follows:

(In millions)
2020	$1,832
2021	257
2022	476
2023	320
2024	130
Thereafter	3,842
Total	$6,857

Note 11 — Members' Equity
The following table lists the distributions paid on the Company's Class A, Class B, Class C and Class D units during the year ended December 31, 2019:

	Fourth Quarter 2019	Third Quarter 2019	Second Quarter 2019	First Quarter 2019
Distributions per Class A and Class B units	$0.20	$0.20	$0.20	$0.20
Distributions per Class C and Class D units	$0.20	$0.20	$0.20	$0.20

On February 18, 2020, the Company declared a quarterly distribution on its Class A, Class B, Class C and Class D units of $0.21 per share payable on March 16, 2020.
Distributions/Contributions to/from NRG in 2018
During 2018 the Company acquired the Drop Down Assets from NRG, as described in Note 3, Acquisitions and Dispositions. The difference between the cash paid and historical value of the acquired Drop Down Assets was recorded as a distribution to/contribution from NRG with the offset contributed capital. As the projects were owned by NRG prior to the Drop Down Assets acquisitions, the pre-acquisition income (loss) of such projects were recorded as attributable to NRG's noncontrolling interest. Prior to the date of acquisition, certain of the projects made distributions to NRG and NRG made contributions into certain projects.  These amounts are reflected within the Company’s statement of members' equity as changes in the contributed capital balance.
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

The Company generated more than 10% of its revenues from the following customers for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
Customer	Conventional (%)	Renewables (%)	Conventional (%)	Renewables (%)	Conventional (%)	Renewables (%)
SCE	21%	19%	20%	20%	21%	20%
PG&E	12%	10%	12%	11%	12%	11%

	Year ended December 31, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$346	$485	$201	$—	$1,032
Cost of operations	61	147	134	—	342
Depreciation and amortization	102	267	27	—	396
Impairment losses	—	14	19	—	33
General and administrative	—	1	3	23	27
Acquisition-related transaction and integration costs	—	—	—	3	3
Development costs	—	—	5	—	5
Operating income (loss)	183	56	13	(26)	226
Equity in earnings of unconsolidated affiliates	9	74	—	—	83
Other income, net	2	6	—	1	9
Loss on debt extinguishment	—	(1)	—	(15)	(16)
Interest expense, net	(59)	(239)	(18)	(87)	(403)
Net Income (Loss)	135	(104)	(5)	(127)	(101)
Net Income (Loss) Attributable to Clearway Energy LLC	$135	$(33)	$(5)	$(127)	$(30)
Balance Sheet
Equity investment in affiliates	$94	$1,089	$—	$—	$1,183
Capital expenditures (a)	4	185	34	—	223
Total Assets	$2,753	$6,186	$633	$33	$9,605

(a) Includes accruals.

	Year ended December 31, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$337	$523	$193	$—	$1,053
Cost of operations	62	143	127	—	332
Depreciation and amortization	101	207	23	—	331
General and administrative	—	—	1	19	20
Acquisition-related transaction and integration costs	—	—	—	20	20
Development costs	—	—	2	1	3
Operating income (loss)	174	173	40	(40)	347
Equity in earnings of unconsolidated affiliates	11	63	—	—	74
Other income, net	1	4	1	2	8
Interest expense, net	(51)	(154)	(12)	(77)	(294)
Net Income (Loss)	135	86	29	(115)	135
Net Income (Loss) Attributable to Clearway Energy LLC	$135	$190	$29	$(114)	$240
Balance Sheet
Equity investments in affiliates	$98	$1,074	$—	$—	$1,172
Capital expenditures (a)	14	26	28	—	68
Total Assets	$1,788	$5,836	$516	$308	$8,448

(a) Includes accruals.

	Year ended December 31, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$501	$172	$—	$1,009
Cost of operations	77	133	116	—	326
Depreciation and amortization	103	210	21	—	334
Impairment losses	—	44	—	—	44
General and administrative	—	—	—	19	19
Acquisition-related transaction and integration costs	—	—	—	3	3
Operating income (loss)	156	114	35	(22)	283
Equity in earnings of unconsolidated affiliates	12	59	—	—	71
Other income, net	1	2	—	1	4
Loss on debt extinguishment	—	(3)	—	—	(3)
Interest expense, net	(49)	(164)	(10)	(71)	(294)
Net Income (Loss)	120	8	25	(92)	61
Less: Net loss attributable to noncontrolling interests	—	(75)	—	—	(75)
Net Income (Loss) Attributable to Clearway Energy LLC	$120	$83	$25	$(92)	$136

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
As discussed in Item 15 — Note 1, Nature of Business, on August 31, 2018, NRG sold 100% of its interest in CEG to GIP, and as a result, CEG and its subsidiaries are considered related parties during the year ended December 31, 2019 , and NRG and its subsidiaries were considered related parties during the first eight months of the year ended December 31, 2018.
Related Party Transactions with CEG entities
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to administrative services agreements with Clearway Renewable Operation & Maintenance LLC (formerly NRG Renew Operation & Maintenance LLC), or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $31 million for the year ended December 31, 2019. The Company incurred total expenses of $11 million for the period from September 1, 2018 to December 31, 2018. There was a balance of $7 million and $6 million due to RENOM as of December 31, 2019 and 2018, respectively.
Administrative Services Agreements by and between the Company and CEG

Various wholly-owned subsidiaries of the Company are parties to administrative services agreements with Clearway Asset Services (formerly NRG Asset Services) and Clearway Solar Asset Management (formerly NRG Solar Asset Management), two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $7 million for the year ended December 31, 2019. The Company incurred expenses under these agreements of $3 million for the period from September 1, 2018 to December 31, 2018.

CEG Master Services Agreements
Following the consummation of the GIP Transaction, Clearway Energy, Inc. along with Clearway Energy LLC and Clearway Energy Operating LLC entered into Master Services Agreements with CEG, pursuant to which CEG and certain of its affiliates or third party service providers began providing certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company began providing certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. There was a balance of $1 million in accounts payable — affiliate due to CEG under the Master Services Agreement as of December 31, 2019, which was paid in January 2020.
Related Party Transactions with NRG entities prior to the GIP Transaction
The following transactions relate to the period prior to sale of NRG's interest in CEG to GIP on August 31, 2018 and therefore were considered to be related party transactions for all the periods prior to August 31, 2018:
O&M Services Agreements by and between the Company and NRG Renew Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment were party to administrative services agreements with NRG Renew Operation & Maintenance LLC, or RENOM, formerly wholly-owned subsidiary of NRG, which provided O&M, services to these subsidiaries. The Company incurred total expenses for these services of $29 million for the eight months ended August 31, 2018. The Company incurred total expenses of $23 million for the year ended December 31, 2017.
Administrative Services Agreements by and between the Company and NRG

Various wholly-owned subsidiaries of the Company were parties to administrative services agreements with Clearway Asset Services (formerly NRG Asset Services) and Clearway Solar Asset Management (formerly NRG Solar Asset Management), two wholly-owned subsidiaries of CEG, which provided various administrative asset services to the Company's subsidiaries prior to GIP Transaction. The Company reimbursed costs under this agreement of $6 million for the eight months ended August 31, 2018. The Company reimbursed costs under this agreement of $6 million for the year ended December 31, 2017.

Power Purchase Agreements (PPAs) between the Company and NRG Power Marketing
Elbow Creek and Dover were parties to PPAs with NRG Power Marketing and generate revenue under the PPAs, which were recorded to operating revenues in the Company's consolidated statements of operations. For the eight months ended August 31, 2018, Elbow Creek and Dover, collectively, generated revenues of $8 million. For the year ended December 31, 2017, Elbow Creek and Dover, collectively, generated revenues of $12 million.
Energy Marketing Services Agreement by and between Thermal entities and NRG Power Marketing
Energy Center Dover LLC, Energy Center Minneapolis, Energy Center Phoenix LLC and Energy Center Paxton LLC, or Thermal entities, are parties to Energy Marketing Services Agreements with NRG Power Marketing, a wholly-owned subsidiary of NRG. Under the agreements, NRG Power Marketing procures fuel and fuel transportation for the operation of Thermal entities. For the eight months ended August 31, 2018, the Thermal entities purchased $7 million of natural gas from NRG Power Marketing. The Thermal entities purchased a total of $9 million of natural gas during the year ended December 31, 2017 .
Operation and Maintenance (O&M) Services Agreements by and between the Company's subsidiaries and NRG
Certain of the Company's subsidiaries are party to O&M Services Agreements with NRG, pursuant to which NRG subsidiaries provide necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. The fees incurred under these agreements were $27 million for the eight months ended August 31, 2018 and $39 million for the year ended December 31, 2017.
O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. For the eight months ended August 31, 2018, the aggregate fees incurred under the agreements were $4 million. The fees incurred under the agreements were $5 million for the year ended December 31, 2017.
Administrative Services Agreement by and between Marsh Landing and NRG West Coast LLC
Marsh Landing is a party to an administrative services agreement with NRG West Coast LLC, a wholly owned subsidiary of NRG. The Company reimbursed costs under this agreement of $11 million for the eight months ended August 31, 2018. The Company reimbursed costs under this agreement of approximately $15 million for the year ended December 31, 2017.
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
Management Services Agreement by and between the Company and NRG
Prior to the GIP Transaction, NRG provided the Company with various operational, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. Costs incurred under this agreement were $7 million for the eight months ended August 31, 2018. Costs incurred under this agreement were approximately $10 million for the year ended December 31, 2017. The costs incurred under the Management Services Agreement included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee.
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
EPC Agreement by and between ECP and NRG
NRG Business Services LLC, a subsidiary of NRG, and Energy Center Pittsburgh LLC, or ECP, a wholly owned subsidiary of the Company, entered into an EPC agreement for the construction of a 73 MWt district energy system for ECP to provide 150 pph of steam, 6,750 tons of chilled water and 7.5 MW of emergency backup power service to UPMC Mercy. The initial term of the energy services agreement with UPMC Mercy will be for a period of twenty years from the service commencement date.  On June 19, 2018, as discussed in Note 3, Acquisitions and Dispositions, ECP purchased the UPMC Thermal Project assets from NRG Business Services LLC for cash consideration of $84 million, subject to working capital adjustments. The Company paid an additional $3 million to NRG upon final completion of the project in January 2019 pursuant to the EPC agreement.
Note 14 — Commitments and Contingencies
Gas and Transportation Commitments
The Company has entered into contractual arrangements to procure power, fuel and associated transportation services. For the years ended December 31, 2019, 2018 and 2017, the Company purchased $38 million, $39 million and $34 million, respectively, under such arrangements. As further described in Note 13 Related Party Transactions, these purchases include intercompany transactions through August 31, 2018 between certain Thermal entities and NRG Power Marketing under the Energy Marketing Services Agreements in the amount of $7 million for the eight months ended August 31, 2018 and $9 million during the year ended December 31, 2017.
As of December 31, 2019, the Company's commitments under such outstanding agreements are estimated as follows:

Period	(In millions)
2020	$9
2021	3
2022	3
2023	3
2024	3
Thereafter	10
Total	$31

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
Nebraska Public Power District Litigation

On January 11, 2019, Nebraska Public Power District, or NPPD, sent written notice to certain of the Company’s subsidiaries which own the Laredo Ridge and Elkhorn Ridge wind projects alleging an event of default under each of the PPAs between NPPD and the projects. NPPD alleges that the Company moved forward with certain transactions without obtaining the consent of NPPD. NPPD threatened to terminate the applicable PPAs by February 11, 2019 if the alleged default was not cured. The Company filed a motion for a temporary restraining order and preliminary injunction in the U.S. District Court for the District of Nebraska relating to the Laredo Ridge project, and a similar motion in the District Court of Knox County, Nebraska for the Elkhorn Ridge project, to enjoin NPPD from taking any actions related to the PPAs. On February 19, 2019, the U.S. District Court in the Laredo Ridge matter approved a stipulation between the parties to provide for an injunction preventing NPPD from terminating the PPA pending disposition of the litigation. On February 26, 2019, the Knox County District Court approved a similar stipulation relating to the Elkhorn Ridge project. Additionally, Elkhorn Ridge was added as a third-party defendant to the litigation in the U.S. District Court. On September 23, 2019, NPPD filed amended complaints in the U.S. District Court, to which Laredo Ridge and Elkhorn Ridge responded on October 7, 2019. A motion for summary judgment was filed by the Company on December 19, 2019, which was opposed by NPPD on February 12, 2020. Judicial review is pending. The Company believes the allegations of NPPD are meritless and the Company is vigorously defending its rights under the PPAs.
Buckthorn Solar Litigation
On October 8, 2019, the City of Georgetown, Texas, or Georgetown, filed a petition in the District Court of Williamson County, Texas naming Buckthorn Westex, LLC, the Company’s subsidiary that owns the Buckthorn Westex solar project, as the defendant, alleging fraud by nondisclosure and breach of contract in connection with the project and the PPA, and seeking (i) rescission and/or cancellation of the PPA, (ii) declaratory judgment that the alleged breaches constitute an event of default under the PPA entitling Georgetown to terminate, and (iii) recovery of all damages, costs of court, and attorneys’ fees. On November 15, 2019, Buckthorn Westex filed an original answer and counterclaims (i) denying Georgetown’s claims, (ii) alleging Georgetown has breached its contracts with Buckthorn Westex by failing to pay amounts due, and (iii) seeking relief in the form of (x) declaratory judgment that Georgetown’s alleged failure to pay amounts due constitute breaches of and an event of default under the PPA and that Buckthorn did not commit any events of default under the PPA, (y) recovery of costs, expenses, interest, and attorneys’ fees, and (z) such other relief to which it is entitled at law or in equity. Buckthorn Westex believes the allegations of Georgetown are meritless, and Buckthorn Westex is vigorously defending its rights under the PPA.

Note 15 — Leases
Adoption of Topic 842

The Company adopted ASU No. 2016-02, Leases (Topic 842), or Topic 842, on January 1, 2019 using the modified retrospective transition method and therefore, prior period financial information has not been adjusted and continues to be reflected in accordance with the Company’s historical accounting policy. Topic 842 requires the establishment of a lease liability and related right-of-use, or ROU, asset for all leases with a term longer than 12 months. The Company elected certain of the permitted practical expedients, including the expedient that permits the Company to retain its existing lease assessment and classification. The Company also elected to account for lease and non-lease components for specific asset classes as a single lease component.
The adoption of the standard resulted in the recording of operating lease liabilities of $165 million and related ROU assets of $159 million. There was no impact to the Company’s consolidated statement of operations or cash flows. The Company utilized its incremental borrowing rate at adoption date, ranging from 4.04% - 4.67%, to determine the amount of the lease liabilities.
Accounting for Leases
The Company evaluates each arrangement at inception to determine if it contains a lease. All of the Company’s leases are operating leases as of December 31, 2019.
Lessee
The Company records its operating lease liabilities at the present value at lease commencement date of the lease payments over the lease term. Lease payments include fixed payment amounts, as well as variable rate payments based on an index initially measured at lease commencement date. Variable payments, including payments based on future performance and based on index changes, are recorded as the expense is incurred. The Company determines the relevant lease term by evaluating whether renewal and termination options are reasonably certain to be exercised. The Company uses its incremental borrowing rate to calculate the present value of the lease payments, based on information available at the lease commencement date.
The Company’s leases consist of land leases for numerous operating asset locations, real estate leases and equipment leases. The terms and conditions for these leases vary by the type of underlying asset.
Lease expense for the year ended December 31, 2019 was comprised of the following:

(In millions)
Operating lease cost	$13
Variable lease cost	8
Total lease cost	$21

Lease expense under operating leases was $18 million and $17 million for the years ended December 31, 2018 and 2017, respectively.

Operating lease information as of December 31, 2019 was as follows:

(In millions, except term and rate)
ROU Assets - operating leases, net	$223

Short-term lease liability - operating leases (a)	7
Long-term lease liability - operating leases	227
Total lease liability	$234

Cash paid for operating leases	$15
Weighted average remaining lease term	25
Weighted average discount rate	4.4%

(a) Short-term lease liability balances are included within the accrued expenses and other current liabilities line item of the consolidated balance sheets as of December 31, 2019.
Maturities of operating lease liabilities as of December 31, 2019 are as follows:

(In millions)
2020	$16
2021	16
2022	16
2023	15
2024	16
Thereafter	303
Total lease payments	382
Less imputed interest	(148)
Total lease liability - operating leases	$234

Maturities of operating lease liabilities as of December 31, 2018 under the ASC 840 were as follows:

(In millions)
2019	13
2020	13
2021	13
2022	13
2023	12
Thereafter	207
Total lease payments	$271

Oahu Solar Lease Agreements
The Oahu Solar projects are party to various land lease agreements with a wholly owned subsidiary of CEG. the projects are leasing the land for a period of 35 years, with the ability to renew the lease for two additional five year periods. the Company has a lease liability of $21 million and corresponding right-of-use asset of $19 million related to the leases as of December 31, 2019.
Lessor
The majority of the Company’s revenue is obtained through PPAs or other contractual agreements that are accounted for as leases. These leases are comprised of both fixed payments and variable payments contingent upon volumes or performance metrics. The terms of the leases are further described in Item 2 — Properties of this Form 10-K. Many of the leases have renewal options at the end of the lease term. Termination may be allowed under specific circumstances in the lease arrangements, such as under an event of default. All of the Company’s leases are operating leases. Certain of these leases have both lease and non-lease components, and the Company allocates the transaction price to the components based on standalone selling prices. The following amounts of energy and capacity revenue are related to the Company’s leases:

Period ended December 31, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$5	$509	$2	$516
Capacity revenue	348	—	—	348
Operating revenue	$353	$509	$2	$864

Period ended December 31, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$5	$534	$2	$541
Capacity revenue	337	—	—	337
Operating revenue	$342	$534	$2	$878

Minimum future rent payments for the remaining periods relate to the Conventional segment and were as follows as of December 31, 2019:

(In millions)
2020	439
2021	444
2022	450
2023	259
2024	106
Thereafter	1,605
Total lease payments	$3,303

Property, plant and equipment, net related to the Company’s operating leases were as follows as of December 31, 2019:

(In millions)
Property, plant and equipment	$6,942
Accumulated depreciation	(1,649)
Net property, plant and equipment	$5,293

Note 16 — Unaudited Quarterly Data
Below is summarized unaudited quarterly financial data for the periods ending December 31, 2019 and 2018.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2019
	(In millions)
Operating Revenues	$235	$296	$284	$217

Operating Income	7	90	88	41

Net (Loss) Income	(41)	25	(31)	(54)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2018
	(In millions)
Operating Revenues	$229	$292	$307	$225

Operating Income	54	100	144	49

Net (Loss) Income	(37)	64	106	2

Note 17 — Condensed Consolidating Financial Information
As of December 31, 2019, Clearway Energy Operating LLC had outstanding $88 million of the 2024 Senior Notes, $600 million of the 2025 Senior Notes , $350 million of the 2026 Senior Notes and $600 million of the 2028 Senior Notes, collectively Senior Notes, as further described in Note 10, Long-term Debt. These Senior Notes are guaranteed by the Company, as well as certain of the Company's subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include the rest of the Company's subsidiaries, including the ones that are subject to project financing.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of December 31, 2019:

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
Thermal Hawaii Development Holdings LLC
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
On January 29, 2019, PG&E filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. PG&E is one of the Company's largest customers, representing approximately 22% of the Company's consolidated operating revenues during the year ended December 31, 2019 and 9% of total accounts receivable as of December 31, 2019. The PG&E bankruptcy filing is an event of default under the related financing agreements which caused uncertainty around the timing of when certain project-level cash distributions will be available to the Company.  As of December 31, 2019, all project level cash balances for these subsidiaries were classified as restricted cash. None of the subsidiaries affected by the PG&E bankruptcy are guarantors of the Senior Notes as of December 31, 2019.

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
As described in Note 3, Acquisitions and Dispositions, the Company completed Carlsbad Drop Down Asset acquisition on December 6, 2019. The Carlsbad acquisition is the result of the Company having elected its option to purchase Carlsbad pursuant to the ROFO agreement, as amended, by and among the Company, CEG and GIP. The transaction is reflected in the Company's Conventional segment. The assets transferred to the Company relate to interests under common control by GIP and were recorded at book value in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the purchase price and book value of the assets was recorded as a distribution to CEG and decreased the balance of its noncontrolling interest. The acquisition was determined to be an asset acquisition and not a business combination, therefore no recast of the historical financial information was deemed necessary.
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
For a discussion of Clearway Energy LLC's distributions to Clearway, Inc., CEG, see Note 11, Members' Equity.
In addition, Clearway Energy LLC’s cash and cash equivalents represents corporate cash held in overnight investment accounts and is used for general corporate purposes for Clearway LLC and Clearway Operating LLC.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2019

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Senior Notes Issuer)	Eliminations(b)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$11	$1,021	$—	$—	$1,032
Operating Costs and Expenses				—
Cost of operations	—	3	339	—	—	342
Depreciation and amortization	—	6	390	—	—	396
Impairment losses	—	—	33	—	—	33
General and administrative	—	—	—	27	—	27
Acquisition-related transaction and integration costs	—	—	—	3	—	3
Development costs	—	—	—	5	—	5
Total operating costs and expenses	—	9	762	35	—	806
Operating Income (Loss)	—	2	259	(35)	—	226
Other Income (Expense)
Equity in (losses) earnings of consolidated affiliates	(32)	(15)	—	15	32	—
Equity in earnings of unconsolidated affiliates	—	61	3	19	—	83
Other income, net	2	1	6	—	—	9
Loss on debt extinguishment	—	—	(1)	(15)	—	(16)
Interest expense	—	—	(316)	(87)	—	(403)
Total other income (expense), net	(30)	47	(308)	(68)	32	(327)
Net (Loss) Income	(30)	49	(49)	(103)	32	(101)
Less: Net loss attributable to noncontrolling interests	—	—	(58)	(71)	58	(71)
Net (Loss) Income Attributable to Clearway Energy LLC	$(30)	$49	$9	$(32)	$(26)	$(30)

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Year Ended December 31, 2019

	Clearway Energy LLC (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(b)	Consolidated
	(In millions)
Net (Loss) Income	$(30)	$49	$(49)	$(103)	$32	$(101)
Other Comprehensive Income
Unrealized gain on derivatives	8	—	9	8	(17)	8
Other comprehensive income	8	—	9	8	(17)	8
Comprehensive (Loss) Income	(22)	49	(40)	(95)	15	(93)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—	(58)	(70)	57	(70)
Comprehensive (Loss) Income Attributable to Clearway Energy LLC	$(23)	$49	$18	$(25)	$(42)	$(23)

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2019

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Senior Notes Issuer)	Eliminations(b)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$27	$—	$125	$—	$—	$152
Restricted cash	—	—	262	—	—	262
Accounts receivable — trade	—	2	114	—	—	116
Accounts receivable — affiliates	—	1	—	1	—	2
Inventory	—	—	40	—	—	40
Prepayments and other current assets		1	31	1	—	33
Total current assets	27	4	572	2	—	605

Property, plant and equipment, net	—	63	6,000	—	—	6,063
Other Assets
Investment in consolidated subsidiaries	1,824	402	—	3,492	(5,718)	—
Equity investments in affiliates	—	342	479	362	—	1,183
Intangible assets, net	—	10	1,418	—	—	1,428
Right-of-use assets, net	—	—	222	1	—	223
Other non-current assets	—	—	100	3	—	103
Total other assets	1,824	754	2,219	3,858	(5,718)	2,937
Total Assets	$1,851	$821	$8,791	$3,860	$(5,718)	$9,605

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Continued)
December 31, 2019

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Senior Notes Issuer)	Eliminations(b)	Consolidated
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	$—	$—	$1,692	$88	$—	$1,780
Current portion of long-term debt — affiliate	—	—	—	44	—	44
Accounts payable — trade	—	—	64	9	—	73
Accounts payable — affiliate	1	6	20	6	—	33
Derivative instruments	—	—	16	—	—	16
Accrued interest expense	—	—	24	17	—	41
Accrued expenses and other current liabilities	—	—	65	6	—	71
Total current liabilities	1	6	1,881	170	—	2,058
Other Liabilities
Long-term debt — external	—	—	3,424	1,532	—	4,956
Derivative instruments	—	—	76	—	—	76
Long-term lease liabilities	—	—	226	1	—	227
Other non-current liabilities	—	2	105	8	—	115
Total non-current liabilities	—	2	3,831	1,541	—	5,374
Total Liabilities	1	8	5,712	1,711	—	7,432
Commitments and Contingencies
Members' Equity
Contributed capital	1,882	794	2,808	2,257	(5,859)	1,882
Retained earnings (accumulated deficit)	5	19	23	(396)	354	5
Accumulated other comprehensive loss	(37)	—	(42)	(37)	79	(37)
Noncontrolling interest	—	—	290	325	(292)	323
Total Members' Equity	1,850	813	3,079	2,149	(5,718)	2,173
Total Liabilities and Members’ Equity	$1,851	$821	$8,791	$3,860	$(5,718)	$9,605

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2019

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$—	$17	$477	$(25)	$469
Cash Flows from Investing Activities
Intercompany transactions between Clearway Energy LLC and subsidiaries	(211)	—	—	211	—
Acquisition of assets	—	—	—	(100)	(100)
Partnership interests acquisition	—	—	—	(29)	(29)
Acquisition of Drop Down Assets, net of cash acquired	—	—	—	(161)	(161)
Buyout of Wind TE Holdco non-controlling interest	—	—	—	(19)	(19)
Capital Expenditures	—	—	(228)	—	(228)
Return of investment from unconsolidated affiliates	—	12	39	5	56
Net investments in unconsolidated affiliates	—	(13)	—	—	(13)
Proceeds from sale of HSD Solar Holdings, LLC assets	—	—	—	20	20
Other	—	—	6	—	6
Net Cash (Used in) Provided by Investing Activities	(211)	(1)	(183)	(73)	(468)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	(5)	—	4	1	—
Net contributions from noncontrolling interests	—	—	248	(74)	174
Proceeds from the issuance of Class C units	100	—	—	—	100
(Payments of) proceeds from distributions	(155)	(16)	(193)	209	(155)
Proceeds from the revolving credit facility	—	—	—	152	152
Payments for the revolving credit facility	—	—	—	(152)	(152)
Payments of debt issuance costs	—	—	(14)	(11)	(25)
Proceeds from issuance of long-term debt	—	—	615	600	1,215
Payments for long-term debt — external	—	—	(852)	(412)	(1,264)
Payments for long-term debt — affiliate	—	—	—	(215)	(215)
Net Cash (Used in) Provided by Financing Activities	(60)	(16)	(192)	98	(170)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(271)	—	102	—	(169)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	298	—	285	—	583
Cash, Cash Equivalents and Restricted Cash at End of Period	$27	$—	$387	$—	$414

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2018

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(b)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$11	$1,042	$3	$(3)	$1,053
Operating Costs and Expenses
Cost of operations	—	3	329	3	(3)	332
Depreciation and amortization	—	6	325	—	—	331
Impairment losses	—	—	—	—	—	—
General and administrative	—	—	—	20	—	20
Acquisition-related transaction and integration costs	—	—	—	20	—	20
Development Costs	—	—	—	3	—	3
Total operating costs and expenses	—	9	654	46	(3)	706
Operating Income (Loss)	—	2	388	(43)	—	347
Other Income (Expense)
Equity in earnings (losses) of consolidated affiliates	237	—	—	224	(461)	—
Equity in earnings of unconsolidated affiliates	—	43	3	28	—	74
Loss on debt extinguishment	—	—	—	—	—	—
Other income, net	3	—	5	—	—	8
Interest expense	—	—	(217)	(77)	—	(294)
Total other income (expense)	240	43	(209)	175	(461)	(212)
Net Income	240	45	179	132	(461)	135
Less: Net loss attributable to noncontrolling interests	—	—	(69)	(105)	69	(105)
Net Income Attributable to Clearway Energy LLC	$240	$45	$248	$237	$(530)	$240

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

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Continued)
December 31, 2018

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (b)	Consolidated
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	$—	$—	$314	$—	$—	$314
Current portion of long-term debt — affiliate	—	—	—	215	—	215
Accounts payable — trade	—	1	36	8	—	45
Accounts payable — affiliate	—	—	23	11	(14)	20
Derivative instruments	—	—	4	—	—	4
Accrued interest expense	—	—	17	27	—	44
Accrued expenses and other current liabilities	—	—	53	4	—	57
Total current liabilities	—	1	447	265	(14)	699
Other Liabilities
Long-term debt — external	—	—	3,970	1,434	—	5,404
Long-term debt — affiliate	—	—	—	44	—	44
Derivative instruments	—	—	17	—	—	17
Other non-current liabilities	—	2	92	8	—	102
Total non-current liabilities	—	2	4,079	1,486	—	5,567
Total Liabilities	—	3	4,526	1,751	(14)	6,266
Commitments and Contingencies
Members' Equity
Contributed capital	1,940	804	2,708	1,930	(5,442)	1,940
Retained earnings (accumulated deficit)	86	(24)	108	(210)	126	86
Accumulated other comprehensive loss	(44)	—	(51)	(44)	95	(44)
Noncontrolling interest	—	—	122	200	(122)	200
Total Members' Equity	1,982	780	2,887	1,876	(5,343)	2,182
Total Liabilities and Members’ Equity	$1,982	$783	$7,413	$3,627	$(5,357)	$8,448

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2018

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Consolidated

Net Cash Provided by (Used in) Operating Activities	$—	$23	$550	$(81)	$492
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	—	—	—	(11)	(11)
Changes in investments in consolidated subsidiaries	361	—	—	(361)	—
Acquisition of Drop Down Assets	—	—	—	(126)	(126)
Capital expenditures	—	—	(83)	—	(83)
Cash receipts from notes receivable	—	—	13	—	13
Return of investment from unconsolidated affiliates	—	11	20	14	45
Investments in unconsolidated affiliates	—	(34)	—	—	(34)
Other	—	—	11	—	11
Net Cash Used in Investing Activities	361	(23)	(39)	(484)	(185)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	—	—	4	(4)	—
Net contributions from noncontrolling interests	—	—	97	(6)	91
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	—	—	—	—
Proceeds from the issuance of Class C units	153	—	—	—	153
(Payments of) proceeds from distributions	(238)	—	(400)	400	(238)
Proceeds from the revolving credit facility	—	—	—	35	35
Payments for the revolving credit facility	—	—	—	(90)	(90)
Proceeds from the issuance of long-term debt - external	—	—	227	600	827
Proceeds from issuance of long-term debt affiliate	—	—	—	—	—
Payments of debt issuance costs	—	—	(3)	(11)	(14)
Payments for long-term debt — external	—	—	(443)	—	(443)
Payments for long-term debt — affiliate	—	—	—	(359)	(359)
Net Cash Provided by (Used in) Financing Activities	(85)	—	(518)	565	(38)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	276	—	(7)	—	269
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	22	—	292	—	314
Cash, Cash Equivalents and Restricted Cash at End of Period	$298	$—	$285	$—	$583

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2017

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(b)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$10	$999	$1	$(1)	$1,009
Operating Costs and Expenses
Cost of operations	—	2	324	1	(1)	326
Depreciation and amortization	—	6	328	—	—	334
Impairment losses	—	12	32	—	—	44
General and administrative	—	—	—	19	—	19
Acquisition-related transaction and integration costs	—	—	—	3	—	3
Total operating costs and expenses	—	20	684	23	(1)	726
Operating (Loss) Income	—	(10)	315	(22)	—	283
Other Income (Expense)
Equity in earnings of consolidated affiliates	135	(16)	—	125	(244)	—
Equity in (losses) earnings of unconsolidated affiliates	—	22	21	28	—	71
Other income, net	1	—	3	—	—	4
Loss on debt extinguishment	—	(3)	—	—	—	(3)
Interest expense	—	1	(224)	(71)	—	(294)
Total other income (expense), net	136	4	(200)	82	(244)	(222)
Net Income	136	(6)	115	60	(244)	61
Less: Net loss attributable to noncontrolling interests	—	—	(5)	(75)	5	(75)
Net Income Attributable to Clearway Energy LLC	$136	$(6)	$120	$135	$(249)	$136

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2017

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Senior Notes Issuer)	Eliminations (b)	Consolidated
	(In millions)
Net Income	$136	$(6)	$115	$60	$(244)	$61
Other Comprehensive Income
Unrealized gain on derivatives	17	1	16	17	(34)	17
Other comprehensive income	17	1	16	17	(34)	17
Comprehensive Income	153	(5)	131	77	(278)	78
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(5)	(75)	5	(75)
Comprehensive Income Attributable to Clearway Energy LLC	$153	$(5)	$136	$152	$(283)	$153

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2017

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$—	$51	$537	$(71)	$517
Cash Flows from Investing Activities
Changes in investments in consolidated subsidiaries	(15)	—	—	15	—
Acquisition of Drop Down Assets, net of cash acquired	—	—	—	(250)	(250)
Capital expenditures	—	—	(190)	—	(190)
Cash receipts from notes receivable	—	—	17	—	17
Return of investment from unconsolidated affiliates	—	10	14	23	47
Investments in unconsolidated affiliates	—	(64)	(7)	(2)	(73)
Other	—	—	7	—	7
Net Cash Used in Investing Activities	(15)	(54)	(159)	(214)	(442)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	(5)	—	(1)	6	—
Net contributions from noncontrolling interests	—	—	2	11	13
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	30	(46)	(7)	(23)
Proceeds from the issuance of Class C units	33	—	—	—	33
(Payments of) proceeds from distributions	(202)	—	(220)	220	(202)
Proceeds from the revolving credit facility	—	—	—	55	55
Proceeds from issuance of long-term debt — external	—	—	210	—	210
Payments for long-term debt — external	—	(36)	(296)	—	(332)
Payment of debt issuance costs	—	—	(12)	—	(12)
Net Cash (Used in) Provided by Financing Activities	(174)	(6)	(363)	285	(258)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(189)	(9)	15	—	(183)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	211	9	277	—	497
Cash, Cash Equivalents and Restricted Cash at End of Period	$22	$—	$292	$—	$314

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.

EXHIBIT INDEX

Number	Description	Method of Filing
2.1	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Gas Development Company, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to Clearway Energy, Inc.’s Current Report on Form 8-K filed on May 9, 2014.
2.2	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Solar PV LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.2 to Clearway Energy, Inc.’s Current Report on Form 8-K filed on May 9, 2014.
2.3	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Solar PV LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.3 to Clearway Energy, Inc.’s Current Report on Form 8-K filed on May 9, 2014.
2.4
Purchase and Sale Agreement, dated June 3, 2014, by and among NRG Yield, Inc., NRG Yield Operating LLC, Terra-Gen Finance Company, LLC, NTD AWAM Holdings, LLC, CHIPS Alta Wind X Holding Company, LLC and CHIPS Alta Wind XI Holding Company, LLC.
Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.’s Current Report on Form 8-K filed on June 9, 2014.
2.5	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Wind LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to Clearway Energy, Inc.’s Current Report on Form 8-K filed on November 7, 2014.
2.6	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Arroyo Nogales LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.2 to Clearway Energy, Inc.’s Current Report on Form 8-K filed on November 7, 2014.
2.7*^	Purchase and Sale Agreement, dated as of June 17, 2015, by and between EFS Desert Sun, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to Clearway Energy, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2015.
2.8	Purchase and Sale Agreement, dated as of September 17, 2015, by and between NRG Energy Gas & Wind Holdings, Inc. and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to Clearway Energy, Inc.’s Current Report on Form 8-K filed on September 21, 2015.
2.9	Purchase and Sale Agreement, dated as of August 8, 2016, between NRG Solar CVSR Holdings 2 LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on August 9, 2016.
2.10*	Purchase and Sale Agreement, dated as of February 6, 2018, by and between NRG Gas Development Company, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.10 to Clearway Energy, Inc.'s Annual Report on Form 10-K filed on March 1, 2018.
2.11*	Purchase and Sale Agreement, dated as of December 6, 2019, by and between Clearway Energy Operating LLC and GIP III Zephyr Carlsbad Holdings, LLC.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on December 9, 2019.
3.1	Certificate of Formation of NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 3.01(a) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.2	Certificate of Amendment of Certificate of Formation of NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 3.01(b) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.3	Third Amended and Restated Limited Liability Company Agreement of Clearway Energy Operating LLC.	Incorporated herein by reference to Exhibit 3.3. to the Company's Annual Report on Form 10-K filed on February 28, 2019.
3.4	Certificate of Formation of NRG Yield LLC.	Incorporated herein by reference to Exhibit 3.03(a) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.5	Certificate of Amendment of Certificate of Formation of NRG Yield LLC.	Incorporated herein by reference to Exhibit 3.03(b) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.6	Fourth Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.6 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.

4.1	Indenture, dated August 5, 2014, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on August 5, 2014.
4.2	Form of 5.375% Senior Note due 2024.	Incorporated herein by reference to Exhibit 4.2 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on August 5, 2014.
4.3	Registration Rights Agreement, dated October 1, 2018, among Clearway Energy Operating LLC, the guarantors named therein and RBC Capital Markets, LLC, as representative of the initial purchasers.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 2, 2018.
4.4	Supplemental Indenture, dated as of November 7, 2014, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on November 13, 2014.
4.5	Supplemental Indenture, dated as of February 25, 2015, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on February 27, 2015.
4.6	Third Supplemental Indenture, dated as of April 10, 2015, among NRG Yield Operating LLC, NRG Yield LLC, the other guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.07 to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
4.7	Fourth Supplemental Indenture, dated as of May 8, 2015, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on May 8, 2015.
4.8	Indenture, dated June 29, 2015, among NRG Yield, Inc., NRG Yield Operating LLC and NRG Yield LLC, as Guarantors, and Wilmington Trust, National Association, as Trustee.	Incorporated herein by reference to Exhibit 4.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on June 29, 2015.
4.9	Form of 3.25% Convertible Senior Note due 2020.	Incorporated herein by reference to Exhibit 4.2 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on June 29, 2015.
4.10	Indenture, dated August 18, 2016, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 18, 2016.
4.11	Form of 5.000% Senior Note due 2026.	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on August 18, 2016.
4.12	Registration Rights Agreement, dated August 18, 2016, among NRG Yield Operating LLC, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers.	Incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on August 18, 2016.
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
4.26
Tenth Supplemental Indenture, dated as of December 7, 2018, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 12, 2018.
4.27
Sixth Supplemental Indenture, dated as of December 7, 2018, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 12, 2018.
4.28	Second Supplemental Indenture, dated as of December 7, 2018, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 12, 2018.
4.29
Eleventh Supplement Indenture, dated as of September 6, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 12, 2019.
4.30
Seventh Supplemental Indenture, dated as of September 6, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 12, 2019.
4.31	Third Supplemental Indenture, dated as of September 6, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 12, 2019.
4.32
Twelfth Supplemental Indenture, dated as of November 21, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 22, 2019.

4.33
Eighth Supplemental Indenture, dated as of November 21, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 22, 2019.
4.34	Fourth Supplemental Indenture, dated as of November 21, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 22, 2019.
4.35	Indenture, dated December 11, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 12, 2019.
4.36	Form of 4.750% Senior Note due 2028.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 12, 2019.
4.37	Description of Securities.	Filed herewith.
10.1	Third Amended and Restated Right of First Offer Agreement, dated as of August 31, 2018, by and between NRG Yield, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.5 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.2.1	Right of First Offer Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., Zephyr Renewables LLC and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 10.3 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.2.2	First Amendment to Right of First Offer Agreement, dated February 14, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on February 14, 2019.
10.2.3	Second Amendment to Right of First Offer Agreement, dated August 1, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019.
10.2.4	Third Amendment to Right of First Offer Agreement, dated as of December 6, 2019, by and between Clearway Energy Group LLC, Clearway Energy, Inc. and GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2019.
10.3	Master Services Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.4	Master Services Agreement, dated as of August 31, 2018, by and among Zephyr Renewables LLC, NRG Yield, Inc., NRG Yield LLC, and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 10.2 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.5	Termination Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.9 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
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

Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 6, 2018.
10.6.6
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2019, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2019.
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
Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Quarterly Report on Form 10-Q, filed on August 9, 2016.
10.13†	Employment Agreement, dated as of May 6, 2016, between NRG Yield, Inc. and Christopher S. Sotos.	Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Current Report on Form 8-K/A, filed on August 9, 2016.
10.14†	Amendment, dated January 1, 2018 to Employment Agreement between NRG Yield, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.28 to Clearway Energy, Inc.'s Annual Report on Form 10-K, filed on March 1, 2018.
10.15	Assignment and Assumption Agreement, effective as of February 26, 2019, among Clearway Energy Operating LLC and GIP III Zephyr Carlsbad Holdings, LLC.	Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
10.16*+	Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 3 LLC, dated September 26, 2017 by and amount NRG Yield DGPV Holding LLC and NRG Renew DG Holdings LLC.	Filed herewith.
10.17*+
First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of December 26, 2018, by and among DGPV Holding LLC (f/k/a NRG Yield DGPV Holding LLC), a Delaware limited liability company, and Renew DG Holdings LLC (f/k/a NRG Renew DG Holdings LLC), a Delaware limited liability company.

Filed herewith.
10.18
Amended and Restated Exchange Agreement, dated as of May 14, 2015, by and among NRG Energy, Inc., NRG Yield, Inc., and NRG Yield LLC and, pursuant to a joinder thereto, dated as of August 31, 2018, Zephyr Renewables LLC.

Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on May 15, 2015.
21.1	Subsidiaries of Clearway Energy LLC.	Filed herewith.
24.1	Power of Attorney.	Included on the signature page of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Mary-Lee Stillwell.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.

101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document)

†	Indicates exhibits that constitute compensatory plans or arrangements.
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

+
Information in this exhibit identified by the mark “[***]” is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Registrant if disclosed.

Item 16 — Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY LLC (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2020

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
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title
	/s/ CHRISTOPHER S. SOTOS	President and Chief Executive Officer
	Christopher S. Sotos	of Clearway Energy LLC (Principal Executive Officer)
Date:	March 2, 2020

	/s/ CHAD PLOTKIN	Senior Vice President and Chief Financial Officer
	Chad Plotkin	of Clearway Energy LLC (Principal Financial Officer)
Date:	March 2, 2020

	/s/ MARY-LEE STILLWELL	Vice President and Chief Accounting Officer
	Mary-Lee Stillwell	of Clearway Energy LLC (Principal Accounting Officer)
Date:	March 2, 2020

CLEARWAY ENERGY, INC.		Sole Managing Member

	/s/ CHRISTOPHER S. SOTOS	President and Chief Executive Officer
	Christopher S. Sotos	of Clearway Energy, Inc.
Date:	March 2, 2020

Signature	Title	Date

/s/ NATHANIEL ANSCHUETZ	Director of Clearway Energy, Inc.	March 2, 2020
Nathaniel Anschuetz	Sole Managing Member of Clearway Energy LLC

/s/ JONATHAN BRAM	Director of Clearway Energy, Inc.	March 2, 2020
Jonathan Bram	Sole Managing Member of Clearway Energy LLC

/s/ BRIAN FORD	Director of Clearway Energy, Inc.	March 2, 2020
Brian Ford	Sole Managing Member of Clearway Energy LLC

/s/ BRUCE MACLENNAN	Director of Clearway Energy, Inc.	March 2, 2020
Bruce MacLennan	Sole Managing Member of Clearway Energy LLC

/s/ FERRELL MCCLEAN	Director of Clearway Energy, Inc.	March 2, 2020
Ferrell McClean	Sole Managing Member of Clearway Energy LLC

/s/ DANIEL B. MORE	Director of Clearway Energy, Inc.	March 2, 2020
Daniel B. More	Sole Managing Member of Clearway Energy LLC

/s/ E. STANLEY O'NEAL	Director of Clearway Energy, Inc.	March 2, 2020
E. Stanley O'Neal	Sole Managing Member of Clearway Energy LLC

/s/ CHRISTOPHER S. SOTOS	Director of Clearway Energy, Inc.	March 2, 2020
Christopher S. Sotos	Sole Managing Member of Clearway Energy LLC

/s/ SCOTT STANLEY	Director of Clearway Energy, Inc.	March 2, 2020
Scott Stanley	Sole Managing Member of Clearway Energy LLC

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act
No annual report or proxy materials has been sent to securities holders and no such report or proxy material is to be furnished to securities holders subsequent to the filing of the annual report on this Form 10-K.