Form 10-K/A
period 2019-12-31
Clearway Energy LLC
filed 2020-03-30
CIK 1637757

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

Class	Outstanding at March 24, 2020
Class A Units	34,599,645
Class B Units	42,738,750
Class C Units	79,329,761
Class D Units	42,738,750
Documents Incorporated by Reference: None.

Explanatory Note
On March 2, 2020, Clearway Energy LLC (the "Company") filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2019.
This Amendment No. 1 to Form 10-K (this "Amendment") of the Company is being filed solely to amend Item 15 of Part IV to include the consolidated financial statements of DGPV Holdco 3 LLC and Subsidiaries ("DGPV Holdco 3") as required under Rule 3-09 of Regulation S-X. The financial statements of DGPV Holdco 3 for its fiscal year ended December 31, 2019 were not available at the time the Company filed its Annual Report on Form 10-K. The required financial statements are now provided as Exhibit 99.1 to this Amendment.
Item 15(c) is the only portion of the Company's Annual Report on Form 10-K being supplemented or amended by this Amendment. Except as set forth herein, this Amendment does not change or update any other information set forth in the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and does not reflect events occurring after the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 15(c) of Form 10-K as provided in Exhibit 99.1, an updated exhibit index, a signature page, and the certifications required to be filed as exhibits hereto.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of Clearway Energy, Inc. and related notes thereto, together with the reports thereon of KPMG LLP, were included in Item 15 of Clearway Energy LLC's Annual Report on Form 10-K filed on March 2, 2020:
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
See Exhibit Index submitted as a separate section of this report
(c) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons
The following financial statements of DGPV Holdco 3 LLC are required under Rule 3-09 of Regulation S-X and are incorporated by reference to Item 15 of this report. They should be read in conjunction with the Consolidated Financial Statements:
DGPV Holdco 3 LLC Consolidated Financial Statements for the years ended December 31, 2019 and 2018 are included as Exhibit 99.1 to Amendment No. 1 to Clearway Energy, Inc.'s Annual Report on Form 10-K

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
Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 22, 2019.
4.34	Fourth Supplemental Indenture, dated as of November 21, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 22, 2019.
4.35	Indenture, dated December 11, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 12, 2019.
4.36	Form of 4.750% Senior Note due 2028.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 12, 2019.
4.37	Description of Securities.	Incorporated herein by reference to Exhibit 4.37 to the Company's Annual Report on Form 10-K filed on March 2, 2020.
10.1	Third Amended and Restated Right of First Offer Agreement, dated as of August 31, 2018, by and between NRG Yield, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.5 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.2.1	Right of First Offer Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., Zephyr Renewables LLC and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 10.3 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.2.2	First Amendment to Right of First Offer Agreement, dated February 14, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on February 14, 2019.
10.2.3	Second Amendment to Right of First Offer Agreement, dated August 1, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019.
10.2.4	Third Amendment to Right of First Offer Agreement, dated as of December 6, 2019, by and between Clearway Energy Group LLC, Clearway Energy, Inc. and GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2019.
10.3	Master Services Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.4	Master Services Agreement, dated as of August 31, 2018, by and among Zephyr Renewables LLC, NRG Yield, Inc., NRG Yield LLC, and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 10.2 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.5	Termination Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.9 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
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
Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Quarterly Report on Form 10-Q, filed on August 9, 2016.
10.13†	Employment Agreement, dated as of May 6, 2016, between NRG Yield, Inc. and Christopher S. Sotos.	Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Current Report on Form 8-K/A, filed on August 9, 2016.
10.14†	Amendment, dated January 1, 2018 to Employment Agreement between NRG Yield, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.28 to Clearway Energy, Inc.'s Annual Report on Form 10-K, filed on March 1, 2018.
10.15	Assignment and Assumption Agreement, effective as of February 26, 2019, among Clearway Energy Operating LLC and GIP III Zephyr Carlsbad Holdings, LLC.	Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
10.16*+	Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 3 LLC, dated September 26, 2017 by and amount NRG Yield DGPV Holding LLC and NRG Renew DG Holdings LLC.	Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on March 2, 2020.
10.17*+
First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of December 26, 2018, by and among DGPV Holding LLC (f/k/a NRG Yield DGPV Holding LLC), a Delaware limited liability company, and Renew DG Holdings LLC (f/k/a NRG Renew DG Holdings LLC), a Delaware limited liability company.

Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on March 2, 2020.
10.18
Amended and Restated Exchange Agreement, dated as of May 14, 2015, by and among NRG Energy, Inc., NRG Yield, Inc., and NRG Yield LLC and, pursuant to a joinder thereto, dated as of August 31, 2018, Zephyr Renewables LLC.

Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on May 15, 2015.
21.1	Subsidiaries of Clearway Energy LLC.	Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 2, 2020.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Mary-Lee Stillwell.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.

99.1	Financial Statements of DGPV Holdco 3 LLC and Subsidiaries for the years ended December 31, 2019 and 2018.	Filed herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document)

†	Indicates exhibits that constitute compensatory plans or arrangements.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY LLC (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

Date:	March 30, 2020