Form 10-Q
period 2020-03-31
Clearway Energy LLC
filed 2020-05-07
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

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
Yes ☐       No ☒
As of April 30, 2020, there were 34,599,645 Class A units outstanding, 42,738,750 Class B units outstanding, 79,330,275 Class C units outstanding, and 42,738,750 Class D units outstanding. There is no public market for the registrant's outstanding units.

TABLE OF CONTENTS

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part II of this Quarterly Report on Form 10-Q and under Item 1A — Risk Factors in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as well as the following:
•Potential risks related to the PG&E Bankruptcy;
•The Company's ability to maintain and grow its quarterly distributions;
•Potential risks related to the Company's relationships with GIP and CEG;
•Potential risks related to the COVID-19 pandemic;
•The Company's ability to successfully identify, evaluate and consummate acquisitions from third parties;
•The Company's ability to acquire assets from GIP or CEG;
•The Company's ability to raise additional capital due to its indebtedness, corporate structure, market conditions or otherwise;
•Changes in law, including judicial decisions;
•Hazards customary to the power production industry and power generation operations such as fuel and electricity price volatility, unusual weather conditions (including wind and solar conditions), catastrophic weather-related or other damage to facilities, unscheduled generation outages, maintenance or repairs, unanticipated changes to fuel supply costs or availability due to higher demand, shortages, transportation problems or other developments, environmental incidents, or electric transmission or gas pipeline system constraints and the possibility that the Company may not have adequate insurance to cover losses as a result of such hazards;
•The Company's ability to operate its businesses efficiently, manage maintenance capital expenditures and costs effectively, and generate earnings and cash flows from its asset-based businesses in relation to its debt and other obligations;
•The willingness and ability of counterparties to the Company's offtake agreements to fulfill their obligations under such agreements;
•The Company's ability to enter into contracts to sell power and procure fuel on acceptable terms and prices as current offtake agreements expire;
•Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws;
•Operating and financial restrictions placed on the Company that are contained in the project-level debt facilities and other agreements of certain subsidiaries and project-level subsidiaries generally, in the Clearway Energy Operating LLC amended and restated revolving credit facility, in the indentures governing the Senior Notes;
•Cyber terrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss and the possibility that the Company may not have adequate insurance to cover losses resulting from such hazards or the inability of the Company's insurers to provide coverage;
•The Company's ability to engage in successful mergers and acquisitions activity; and
•The Company's ability to borrow additional funds and access capital markets, as well as the Company's substantial indebtedness and the possibility that the Company may incur additional indebtedness going forward.
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

3

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2019 Convertible Notes	$220 million aggregate principal amount of 3.50% convertible notes due 2019, issued
2019 Form 10-K	Clearway Energy LLC's Annual Report on Form 10-K for the year ended December 31, 2019
2020 Convertible Notes	$45 million aggregate principal amount of 3.25% convertible notes due 2020, issued by Clearway Energy, Inc.
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by Clearway Energy Operating LLC
2025 Senior Notes	$600 million aggregate principal amount of 5.750% unsecured senior notes due 2025, issued by Clearway Energy Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by Clearway Energy Operating LLC
2028 Senior Notes	$600 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
Adjusted EBITDA
A non-GAAP measure, represents earnings before interest, tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance

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

CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreements	Master Services Agreements entered into as of August 31, 2018 between the Company, Clearway Energy LLC and Clearway Energy Operating LLC, and CEG
Clearway Energy LLC	The holding company through which the projects are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of Clearway Energy, Inc.'s Class B and Class D common shares and Clearway Energy LLC's Class B and Class D units
Clearway Energy Operating LLC	The holder of the project assets that are owned by Clearway Energy LLC
COD	Commercial Operation Date
Company	Clearway Energy LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGPV Holdco 1	DGPV Holdco 1 LLC
DGPV Holdco 2	DGPV Holdco 2 LLC
4

DGPV Holdco 3	DGPV Holdco 3 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, assets under common control acquired by the Company from NRG from January 1, 2014 through the period ended August 31, 2018 and from CEG from August 31, 2018 through the period ending March 31, 2020
EBITDA	A non-GAAP measure, represents earnings before interest, tax, depreciation and amortization
Economic Gross Margin
A non-GAAP measure, energy and capacity revenue less cost of fuels. See Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Management's discussion of the results of operations for the quarters ended March 31, 2020 and 2019 for a discussion of this measure.

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

HLBV	Hypothetical Liquidation at Book Value
LIBOR	London Inter-Bank Offered Rate
March 2017 Drop Down Assets	(i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm and (ii) NRG's 100% ownership in the Class A equity interests in the Utah Solar Portfolio (defined below), both acquired by the Company on March 27, 2017
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NPPD	Nebraska Public Power District
NRG	NRG Energy, Inc.
NRG TSA	Transition Services Agreement dated as of August 31, 2018 by and between NRG and the Company
OCL	Other comprehensive loss
O&M	Operation and Maintenance
PG&E	Pacific Gas and Electric Company
PG&E Bankruptcy	On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court
PPA	Power Purchase Agreement
RENOM	Clearway Renewable Operation & Maintenance LLC
RPV Holdco	RPV Holdco 1 LLC
RTO	Regional Transmission Organization
5

SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2024 Senior Notes, the 2025 Senior Notes, the 2026 Senior Notes and the 2028 Senior Notes
SPP	Solar Power Partners
Tax Act	Tax Cuts and Jobs Act of 2017
Thermal Business	The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
TSA	Transition Services Agreement
UPMC Thermal Project	The University of Pittsburgh Medical Center Thermal Project, a 73 MWt district energy system that allows ECP to provide steam, chilled water and 7.5 MW of emergency backup power service to UPMC
U.S.	United States of America
Utah Solar Portfolio	Collection consists of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, which are equity investments owned by Four Brothers Capital, LLC, Granite Mountain Capital, LLC, and Iron Springs Capital, LLC, respectively, and are part of the March 2017 Drop Down Assets acquisition that closed on March 27, 2017
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity
Wind TE Holdco	Wind TE Holdco LLC, an 814 net MW portfolio of twelve wind projects

6

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions)	2020	2019
Operating Revenues
Total operating revenues	$258	$217
Operating Costs and Expenses
Cost of operations	93	83
Depreciation, amortization and accretion	102	85
General and administrative	9	6
Transaction and integration costs	1	1
Development costs	1	1
Total operating costs and expenses	206	176
Operating Income	52	41
Other Income (Expense)
Equity in (losses) earnings of unconsolidated affiliates	(13)	3
Other income, net	2	3
Loss on debt extinguishment	(3)	—
Interest expense	(167)	(101)
Total other expense, net	(181)	(95)
Net Loss	(129)	(54)
Less: Loss attributable to noncontrolling interests	(39)	(6)
Net Loss Attributable to Clearway Energy LLC	$(90)	$(48)

See accompanying notes to consolidated financial statements.
7

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
(In millions)	2020	2019
Net Loss	$(129)	$(54)
Other Comprehensive Loss
Unrealized loss on derivatives	(14)	(2)
Other comprehensive loss	(14)	(2)
Comprehensive Loss	(143)	(56)
Less: Comprehensive loss attributable to noncontrolling interests	(39)	(5)
Comprehensive Loss Attributable to Clearway Energy LLC	$(104)	$(51)

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$110	$152
Restricted cash	270	262
Accounts receivable — trade	99	116
Accounts receivable — affiliate	1	2
Inventory	41	40
Prepayments and other current assets	33	33
Total current assets	554	605
Property, plant and equipment, net	6,001	6,063
Other Assets
Equity investments in affiliates	1,149	1,183
Intangible assets, net	1,406	1,428
Right of use assets, net	221	223
Other non-current assets	108	103
Total other assets	2,884	2,937
Total Assets	$9,439	$9,605
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current portion of long-term debt — external	$1,435	$1,780
Current portion of long-term debt — affiliate	47	44
Accounts payable — trade	70	73
Accounts payable — affiliate	28	33
Derivative instruments	38	16
Accrued interest expense	60	41
Accrued expenses and other current liabilities	39	71
Total current liabilities	1,717	2,058
Other Liabilities
Long-term debt — external	5,081	4,956
Derivative instruments	151	76
Long-term lease liabilities	222	227
Other non-current liabilities	117	115
Total non-current liabilities	5,571	5,374
Total Liabilities	7,288	7,432
Commitments and Contingencies
Members' Equity
Contributed capital	1,850	1,882
(Accumulated deficit) retained earnings	(85)	5
Accumulated other comprehensive loss	(51)	(37)
Noncontrolling interest	437	323
Total Members' Equity	2,151	2,173
Total Liabilities and Members’ Equity	$9,439	$9,605

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2020	2019
	(In millions)
Cash Flows from Operating Activities
Net loss	$(129)	$(54)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings (losses) of unconsolidated affiliates	13	(3)
Distributions from unconsolidated affiliates	5	11
Depreciation, amortization and accretion	102	85
Amortization of financing costs and debt discounts . .	4	3
Amortization of intangibles and out-of-market contracts	22	17
Loss on debt extinguishment	3	—
Right-of-use asset amortization . .	2	—
Changes in derivative instruments	85	28
Loss on sale of assets components	—	2
Cash provided by (used in) changes in other working capital
Changes in prepaid and accrued liabilities for tolling agreements	(45)	(35)
Changes in other working capital	22	7
Net Cash Provided by Operating Activities	84	61
Cash Flows from Investing Activities
Partnership interest acquisition	—	(4)
Buyout of Wind TE Holdco noncontrolling interest	—	(19)
Capital expenditures	(40)	(16)
Return of investment from unconsolidated affiliates	12	14
Investments in unconsolidated affiliates	(7)	(4)
Proceeds from sale of assets .	15	—
Insurance proceeds	3	—
Other	—	3
Net Cash Used in Investing Activities	(17)	(26)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	154	19
Net proceeds from the issuance of common stock	10	—
Payments of dividends and distributions .	(42)	(39)
Proceeds from the revolving credit facility	180	—
Proceeds from the issuance of long-term debt . . . . .	31	4
Payments for long-term debt — external	(437)	(84)
Proceeds from long-term debt — affiliate	3	—
Payments for long-term debt — affiliate	—	(222)
Net Cash Used in Financing Activities	(101)	(322)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(34)	(287)
Cash, Cash Equivalents and Restricted Cash at beginning of period	414	583
Cash, Cash Equivalents and Restricted Cash at end of period	$380	$296

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
For the Three Months Ended March 31, 2020
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members' Equity
Balances at December 31, 2019	$1,882	$5	$(37)	$323	$2,173
Net loss	—	(90)	—	(39)	(129)
Unrealized loss on derivatives	—	—	(14)	—	(14)
Contributions to CEG, cash	—	—	—	4	4
Contributions from tax equity interests, net of distributions, cash.	—	—	—	150	150
Net proceeds from the sales of units, Clearway Energy, Inc.	10	—	—	—	10
Distributions to tax equity investors, non-cash	—	—	—	(1)	(1)
Distributions paid to CEG on Class B and Class D units	(24)	—	—	—	(24)
Distributions paid to Clearway Energy, Inc.	(18)	—	—	—	(18)
Balances at March 31, 2020	$1,850	$(85)	$(51)	$437	$2,151

For the Three Months Ended March 31, 2019
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members' Equity
Balances at December 31, 2018	$1,940	$86	$(44)	$200	$2,182
Net loss	—	(48)	—	(6)	(54)
Unrealized (loss) gain on derivatives	—	—	(3)	1	(2)
Buyout of Wind TE Holdco noncontrolling interest.	(9)	—	—	(10)	(19)
Capital contributions from tax equity investors, net of distributions, cash	—	—	—	19	19
Contributions from CEG for Oahu Partnership, non-cash	10	—	—	2	12
Cumulative effect from change in accounting principle	—	(3)	—	—	(3)
Distributions paid to CEG on Class B and Class D units	—	(17)	—	—	(17)
Distributions paid to Clearway Energy, Inc.	—	(22)	—	—	(22)
Balances at March 31, 2019	$1,941	$(4)	$(47)	$206	$2,096

CLEARWAY ENERGY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Nature of Business
Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, is an energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. The Company is indirectly owned by Global Infrastructure Partners III. Global Infrastructure Management, LLC is an independent fund manager that invests in infrastructure assets in energy and transport sectors, and Global Infrastructure Partners III is its third equity fund. The Company is sponsored by GIP through GIP's portfolio company, CEG.
The Company’s environmentally-sound asset portfolio includes over 5,875 MW of wind, solar and natural gas-fired power generation facilities. Through this diversified and contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Nearly all of these assets sell substantially all of their output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 13 years as of March 31, 2020 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,530 net MWt and electric generation capacity of 36 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
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
As a result of the Class C common stock issuance under the ATM during the first quarter of 2020, the Company owns 57.13% of the economic interests of Clearway Energy LLC, with CEG retaining 42.87% of the economic interests of Clearway Energy LLC as of March 31, 2020.

The following table represents the structure of the Company as of March 31, 2020:

GIP III Zephyr Acquisition Partners, L.P.
Clearway Energy Group LLC
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 54.95% Voting Interest
Class B Units and Class D Units Aggregate 42.87% Economic Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock Aggregate 45.05% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 57.13% Economic Interest
Clearway Energy LLC
Clearway Energy Operating LLC
Project companies

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements included in the Company's 2019 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of March 31, 2020, and the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2020 and 2019.

PG&E Bankruptcy Update
During 2019, PG&E, one of the Company's largest customers, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, or the Bankruptcy Court. On January 31, 2020, PG&E filed with the Bankruptcy Court a Chapter 11 plan of reorganization, as amended, or the PG&E Plan. The PG&E Plan provides for PG&E to assume all of its PPAs with the Company. There are many conditions that must be satisfied before the PG&E Plan and assumption of the PPAs can become effective, including but not limited to approvals by various classes of creditors, the Bankruptcy Court, and the CPUC. A hearing before the Bankruptcy Court to consider whether the PG&E Plan will be approved and confirmed is currently expected to occur on May 27, 2020. As of March 31, 2020, the Company had $1.37 billion of property, plant and equipment, net, $368 million investments in unconsolidated affiliates and $1.19 billion of borrowings with final maturity dates ranging from 2022 to 2037 related to subsidiaries that sell their output to PG&E under the long-term contracts. These subsidiaries of the Company are parties to financing agreements consisting of non-recourse project-level debt and, in certain cases, non-recourse holding company debt. The PG&E Bankruptcy has triggered defaults under the PPAs with PG&E and such related financing agreements, as further discussed in Item 1 — Note 7, Long-term Debt. As a result, the Company recorded approximately $1.19 billion of principal, net of the related unamortized debt issuance costs, with final maturity dates ranging from 2022 to 2037, as short-term debt. As of May 7, 2020, the Company's contracts with PG&E have operated in the normal course and the Company currently expects these contracts to continue as such. Additionally, the Company has entered into forbearance agreements for certain project-level financing arrangements and continues to seek forbearance agreements for other project-level financing arrangements affected by the PG&E Bankruptcy. The Company continues to assess the potential future impacts of the PG&E Bankruptcy as events occur. For further discussion see Note 7, Long-term Debt.

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
Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $95 million and $125 million as of March 31, 2020 and December 31, 2019, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	March 31,	December 31,
	2020	2019
	(In millions)
Cash and cash equivalents	$110	$152
Restricted cash	270	262
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$380	$414
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. As of March 31, 2020, these restricted funds were comprised of $111 million designated to fund operating expenses, approximately $35 million designated for current debt service payments, and $46 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $78 million is held in distributions reserve accounts, of which $68 million related to subsidiaries affected by the PG&E Bankruptcy as discussed in Note 1, Nature of Business, and may not be distributed during the pendency of the bankruptcy.

Accumulated Depreciation, Accumulated Amortization
The following table presents the accumulated depreciation included in the property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$1,970	$1,880
Intangible Assets Accumulated Amortization	416	394
Distributions
The following table lists distributions paid on Clearway Energy LLC's Class A, B, C and D units during the three months ended March 31, 2020:

First Quarter 2020
Distributions per Class A, B, C and D unit	$0.21
On April 30, 2020, Clearway Energy LLC declared a distribution on its Class A, Class B, Class C and Class D units of $0.21 per unit payable on June 15, 2020 to unit holders of record as of June 1, 2020.
Revenue Recognition
Revenue from Contracts with Customers
The Company applies the guidance in ASC 606, Revenue from Contracts with Customers, or Topic 606, when recognizing revenue associated with its contracts with customers. The Company's policies with respect to its various revenue streams are detailed below. In general, the Company applies the invoicing practical expedient to recognize revenue for the revenue streams detailed below, except in circumstances where the invoiced amount does not represent the value transferred to the customer.
Thermal Revenues
Steam and chilled water revenue is recognized as the Company transfers the product to the customer, based on customer usage as determined by meter readings taken at month-end. Some locations read customer meters throughout the month and recognize estimated revenue for the period between meter read date and month-end. For thermal contracts, the Company’s performance obligation to deliver steam and chilled water is satisfied over time and revenue is recognized based on the invoiced amount. The Thermal Business subsidiaries collect and remit state and local taxes associated with sales to their customers, as required by governmental authorities. These taxes are presented on a net basis in the income statement.
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
Power Purchase Agreements
The majority of the Company’s revenues are obtained through PPAs or other contractual agreements. Energy, capacity and where applicable, renewable attributes, from the majority of the Company’s renewable energy assets and certain conventional energy plants is sold through long-term PPAs and tolling agreements to a single counterparty, which is often a utility or commercial customer. The majority of these PPAs are accounted for as leases. Previously ASC 840, and currently ASC 842, requires the minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. Management's judgment is required in determining the economic life of each generating facility, in evaluating whether certain lease provisions constitute minimum payments or represent contingent rent and other factors in determining whether a contract contains a lease and whether the lease is an operating lease or capital lease.

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
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category for the three months ended March 31, 2020 and 2019 respectively:

	Three months ended March 31, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$2	$125	$28	$155
Capacity revenue(a)	107	—	14	121
Contract amortization	(6)	(15)	(1)	(22)
Other revenue	—	2	7	9
Mark-to-market for economic hedges	—	(5)	—	(5)
Total operating revenue	103	107	48	258
Less: Lease revenue	(109)	(115)	(1)	(225)
Less: Contract amortization	6	15	1	22
Total revenue from contracts with customers	$—	$7	$48	$55

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$2	$115	$1	$118
Capacity revenue	107	—	—	107
Total	$109	$115	$1	$225

	Three months ended March 31, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$1	$108	$32	$141
Capacity revenue(a)	79	—	13	92
Contract amortization	(1)	(15)	(1)	(17)
Other revenue	—	2	6	8
Mark-to-market for economic hedges	—	(7)	—	(7)
Total operating revenue	79	88	50	217
Less: Lease revenue	(80)	(99)	—	(179)
Less: Contract amortization	1	15	1	17
Total revenue from contracts with customers	$—	$4	$51	$55

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$1	$99	$100
Capacity revenue	79	—	79
Total	$80	$99	$179

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
Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s balance sheet as of March 31, 2020:

(In millions)
Accounts receivable, net - Contracts with customers	$29
Accounts receivable, net - Leases	70
Total accounts receivable, net (a)	$99

(a) Total accounts receivable, net, excludes $5 million generated at projects affected by PG&E Bankruptcy, which were recorded in non-current assets as of March 31, 2020.

Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-4, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide for optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria is met. These amendments apply only to contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company intends to apply the amendments to all its eligible contract modifications where applicable.
Reclassification
Certain prior year amounts have been reclassified for comparative purposes.

Note 3 — Acquisitions and Dispositions
2020 Dispositions
Sale of Energy Center Dover LLC and Energy Center Smyrna LLC Assets — On March 3, 2020, the Company, through Thermal LLC, sold 100% of its interests in Energy Center Dover LLC and Energy Center Smyrna LLC to DB Energy Assets, LLC.

Note 4 — Investments Accounted for by the Equity Method and Variable Interest Entities
Entities that are Consolidated
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidations, or ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind and solar facilities, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company's 2019 Form 10-K.
Summarized financial information for the Company's consolidated VIEs consisted of the following as of March 31, 2020:

(In millions)	Oahu Solar Partnership	Kawailoa Partnership	Repowering Partnership II LLC	Alta TE Holdco	Spring Canyon	Buckthorn Renewables LLC	Other (a)
Other current and non-current assets	$27	$23	$45	$57	$3	$1	$5
Property, plant and equipment	185	145	358	376	85	213	8
Intangible assets	—	—	1	234	—	—	—
Total assets	212	168	404	667	88	214	13
Current and non-current liabilities	129	117	54	44	5	8	3
Total liabilities	129	117	54	44	5	8	3
Noncontrolling interest	35	43	206	48	32	68	—
Net assets less noncontrolling interests	$48	$8	$144	$575	$51	$138	$10

(a) Other is comprised of Crosswinds and Hardin projects.
The discussion below describes material changes to VIEs during the three months ended March 31, 2020.
Repowering Partnership II LLC — On February 7, 2020, a third party tax equity investor purchased 100% of the Class A membership interests in Wildorado Repowering Tax Equity Holdco LLC, or Wildorado TE Holdco, for $148 million. The Company's contribution to Wildorado TE Holdco was $112 million as of March 31, 2020. The combined proceeds were used to pay down construction debt under the Repowering Partnership Holdco credit agreement, as described in Note 7, Long-term Debt. The third party tax equity investor, or Wildorado Investor, will receive 99% of allocations of taxable income and other items until the Wildorado Investor obtains a specified return on its initial investment, or the last day of the PTC period, whichever occurs sooner. At such time, the allocations to the Wildorado Investor will change to 5%. Until such time, the Wildorado Investor will receive a variable percentage of cash distributions. Wildorado TE Holdco is a VIE and the Repowering Partnership II LLC is the primary beneficiary through its position as managing member. As a result, the Company consolidates Wildorado TE Holdco, with the Wildorado Investor's interest shown as noncontrolling interest. The Company utilizes the HLBV method to determine the net income or loss allocated to tax equity noncontrolling interest. The Company recorded $28 million of loss attributable to Wildorado Investor's noncontrolling interest during the period ended March 31, 2020. Repowering Partnership II LLC also consolidates Elbow Creek TE Holdco and recorded $2 million of loss attributable to Elbow Creek TE Holdco for the three months ended March 31, 2020. In connection with the Wildorado TE Holdco closing, the allocations of income at Repowering Partnership II LLC changed to 60.14% for Wind TE Holdco LLC (the Company member) and 39.86% for CWSP Wildorado Elbow Holding LLC (the CEG member).
Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, but for which it is not considered the primary beneficiary. The Company accounts for its interests in these entities under the equity method of accounting, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company's 2019 Form 10-K.

The Company's maximum exposure to loss as of March 31, 2020, is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Utah Solar Portfolio (a)	50%	$280
Desert Sunlight (b)	25%	272
DGPV Holdco 3 LLC (c)	99%	152
Agua Caliente Solar (b)	16%	96
GenConn	50%	92
DGPV Holdco 1 LLC (c)	95%	80
DGPV Holdco 2 LLC (c)	95%	66
San Juan Mesa	75%	47
Elkhorn Ridge	66.7%	45
RPV Holdco 1 LLC (c)	95%	27
Avenal (b)	50%	(8)
		$1,149

(a) Economic interest based on cash to be distributed. Four Brothers Solar, LLC, Granite Mountain Holdings, LLC and Iron Springs Holdings, LLC are tax equity structures and VIEs.
(b) Entities that have PPAs with PG&E. For further update on PG&E Bankruptcy see Note 1— Nature of Business.
(c) Economic interest based on cash to be distributed. DGPV Holdco 1 LLC, DGPV Holdco 2 LLC, DGPV Holdco 3 LLC and RPV Holdco 1 LLC are tax equity structures and VIEs.

DGPV Holdco 3 LLC — The Company invested $7 million of cash during the three months ended March 31, 2020 in DGPV Holdco 3 LLC. The Company owns approximately 112 MW of distributed solar capacity, based on cash to be distributed, with a weighted average remaining contract life of approximately 21 years as of March 31, 2020.

The following tables present summarized financial information for the Company's significant equity method investments:

	Three months ended March 31,
	2020	2019
Income Statement Data:	(In millions)
DGPV Holdco 3
Operating revenue	$7	$4
Operating income	2	1
Net income (loss)	(16)	1
RPV Holdco
Operating revenue	4	4
Operating income	—	1
Net income (loss)	$3	$(1)

	As of March 31,	As of December 31,
	2020	2019
Balance Sheet Data:	(In millions)
DGPV Holdco 3
Current assets	$78	$39
Non-current assets	367	371
Current liabilities	49	61
Non-current liabilities	231	216
Redeemable noncontrolling interest	(1)	(1)
RPV Holdco
Current assets	2	2
Non-current assets	160	162
Current liabilities	1	1
Non-current liabilities	8	8
Redeemable noncontrolling interest	$27	$31
Note 5 — Fair Value of Financial Instruments
Fair Value Accounting under ASC 820
ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:
•Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
•Level 2—inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
•Level 3—unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.
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

The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Liabilities:
Long-term debt, including current portion (a)	$6,636	$6,598	$6,813	$6,913

(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of non-publicly traded long-term debt of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020		As of December 31, 2019
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,521	$5,077	$1,735	$5,221
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2020		As of December 31, 2019
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2	Level 3	Level 2	Level 3
Derivative liabilities:
Commodity contracts	$1	$14	$—	$9
Interest rate contracts	174	—	83	—
Total liabilities	$175	$14	$83	$9

(a) There were no derivative assets classified as Level 1, Level 2 or Level 3 and no liabilities classified as Level 1 as of March 31, 2020 and as of December 31, 2019.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the condensed consolidated financial statements using significant unobservable inputs:

	Three months ended March 31,
	2020	2019
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance as of January 1, 2020	$(9)	$—
Total losses for the period included in earnings	(5)	—
Purchases	—	(7)
Ending balance as of March 31, 2020	$(14)	$(7)
Change in unrealized losses included in earnings for derivatives held as of March 31, 2020	$(5)	$—

Derivative Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. For some of the Company’s energy contracts, management receives quotes from multiple sources. To the extent that multiple quotes are received, the prices reflect the average of the bid-ask mid-point prices obtained from all sources believed to provide the most liquid market for the commodity. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of March 31, 2020, contracts valued with prices provided by models and other valuation techniques make up 7% of derivative liabilities.
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
The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of March 31, 2020:

	March 31, 2020
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$—	$(14)	Discounted Cash Flow	Forward Market Price (per MWh)	7.93	40.68	15.16
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of March 31, 2020:

Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)

The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of March 31, 2020, the non-performance reserve was a $19 million gain recorded primarily in interest expense in the consolidated statements of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's 2019 Form 10-K, the following is a discussion of the concentration of credit risk for the Company's financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
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
On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Certain subsidiaries of the Company sell the output of their facilities to PG&E under long-term PPAs, including interests in 6 solar facilities totaling 480 MW and Marsh Landing with a capacity of 720 MW. The Company consolidates three of the solar facilities and Marsh Landing and records its interest in the other solar facilities as equity method investments. The Company had $13 million in accounts receivable due from PG&E for its consolidated projects, of which $5 million was recorded to non-current assets as of March 31, 2020. As of May 7, 2020, the Company's contracts with PG&E have operated in the normal course and the Company currently expects these contracts to continue as such. The Company has entered into forbearance agreements for certain project-level financing arrangements as of May 7, 2020, and continues seeking similar forbearance agreements with lenders for the remaining project-level financing arrangements affected by the PG&E Bankruptcy. For further discussion see Note 7, Long-term Debt.

Note 6 — Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company's 2019 Form 10-K.
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of March 31, 2020, the Company had interest rate derivative instruments on non-recourse debt extending through 2041, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.

Energy-Related Commodities
As of March 31, 2020, the Company had energy-related derivative instruments extending through 2029. At March 31, 2020, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy of the Company's open derivative transactions broken out by type:

		Total Volume
		March 31, 2020	December 31, 2019
Commodity	Units	(In millions)
Natural Gas	MMBtu	1	2
Power	MWh	(2)	(2)
Interest	Dollars	$1,816	$1,788

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Liabilities
	March 31, 2020	December 31, 2019
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$6	$3
Interest rate contracts long-term	22	11
Total Derivatives Designated as Cash Flow Hedges	28	14
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	31	13
Interest rate contracts long-term	115	56
Commodity contracts current	1	—
Commodity contracts long-term	14	9
Total Derivatives Not Designated as Cash Flow Hedges	161	78
Total Derivatives	$189	$92

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of March 31, 2020 and December 31, 2019, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by the counterparty master agreement level as of March 31, 2020 and December 31, 2019:

As of March 31, 2020	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative liabilities	$(15)	$—	$(15)
Total commodity contracts	(15)	—	(15)
Interest rate contracts:
Derivative liabilities	(174)	—	(174)
Total interest rate contracts	(174)	—	(174)
Total derivative instruments	$(189)	$—	$(189)
.

As of December 31, 2019	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative liabilities	$(9)	$(1)	$(10)
Total commodity contracts	(9)	(1)	(10)
Interest rate contracts:
Derivative liabilities	(83)	1	(82)
Total interest rate contracts	(83)	1	(82)
Total derivative instruments	$(92)	$—	$(92)

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three Months Ended March 31
	2020	2019
	(In millions)
Accumulated OCL beginning balance	$(37)	$(45)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	3	4
Mark-to-market of cash flow hedge accounting contracts	(17)	(6)
Accumulated OCL ending balance	$(51)	$(47)
Accumulated OCL attributable to noncontrolling interests	—	—
Accumulated OCL attributable to Clearway Energy LLC	$(51)	$(47)
Losses expected to be realized from OCL during the next 12 months	$(12)	$(10)
Impact of Derivative Instruments on the Statements of Operations
Gains and losses related to the Company's derivatives are recorded in the consolidated statements of operations as follows:

	Three Months Ended March 31
	2020	2019
	(In millions)
Interest Rate Contracts (Interest Expense)	$(79)	$(18)
Mark-to-market economic hedging activities (a)	(5)	(7)

(a) Relates to long-term power hedge at Elbow Creek Wind Project LLC, or Elbow Creek.
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

Note 7 — Long-term Debt
This footnote should be read in conjunction with the complete description under Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2019 Form 10-K. Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019	March 31, 2020, interest rate % (a)	Letters of Credit Outstanding at March 31, 2020
	(In millions, except rates)
Long-term debt — affiliate, due 2020	$44	$44	3.325
Intercompany Note with Clearway Energy, Inc.	3	—	1.490
2024 Senior Notes (b)	—	88	5.375
2025 Senior Notes	600	600	5.750
2026 Senior Notes	350	350	5.000
2028 Senior Notes	600	600	4.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (c)	180	—	L+1.75	62
Project-level debt:
Alpine, due 2022 (d)	119	119	L+2.00	16
Alta Wind I - V lease financing arrangements, due 2034 and 2035	844	844	5.696 - 7.015	45
Buckthorn Solar, due 2025	129	129	L+1.750	26
Carlsbad Holdco, due 2038 . . . . . . . . . . . . . . . . .	216	216	4.210	5
Carlsbad Energy Holdings LLC, due 2027 and 2038	582	582	various	80
CVSR, due 2037 (d)	684	696	2.339 - 3.775	—
CVSR Holdco Notes, due 2037 (d)	176	182	4.680	13
Duquesne, due 2059	95	95	4.620
El Segundo Energy Center, due 2023	269	303	L+1.75 - L+2.375	138
Energy Center Minneapolis Series D, E, F, G, H Notes, due 2025-2037	327	328	various	—
Laredo Ridge, due 2028	82	84	L+2.125	10
Kansas South, due 2030 (d)	24	24	L+2.25	2
Kawailoa Solar Holdings LLC, due 2026	82	82	L+1.375	13
Marsh Landing, due 2023 (d)	196	206	L+2.125	27
Oahu Solar Holdings LLC, due 2026	91	91	L+1.375	17
Repowering Partnership Holdco LLC, due 2020 (e)	—	228	L+.85	—
South Trent, due 2028	42	43	L+1.350	12
Tapestry, due 2031	152	156	L+1.375	18
Utah Solar Portfolio, due 2022	254	254	L+2.625	13
Viento, due 2023	39	42	L+2.00	14
Walnut Creek, due 2023	166	175	L+1.75	83
Other	290	296	various	23
Subtotal project-level debt:	4,859	5,175
Total debt	6,636	6,857
Less current maturities	(1,482)	(1,824)
Less net debt issuance costs	(73)	(77)
Total long-term debt	$5,081	$4,956

(a) As of March 31, 2020, L+ equals 3 month LIBOR plus x%, except for Viento, due 2023 and Kansas South, due 2030 where L+ equals 6 month LIBOR plus x% and Utah Solar Portfolio, where L+ equals 1 month LIBOR plus 2.625%.
(b) Repaid in January 2020, as further described below.
(c) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(d) Entities affected by PG&E bankruptcy, see further discussion below.
(e) Repaid in February 2020, as further described below.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of March 31, 2020, the Company was in compliance with all of the required covenants, other than any covenants impacted by the PG&E Bankruptcy, as discussed below. The discussion below describes material changes to or additions of long-term debt for the three months ended March 31, 2020.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of March 31, 2020, The Company had $180 million outstanding under the revolving credit facility and $62 million in letters of credit outstanding.
2024 Senior Notes Redemption
On January 3, 2020, the Company redeemed the $88 million aggregate principal amount of the 2024 Senior Notes that remained outstanding following the Company's tender offer for the 2024 Senior Notes in December 2019. The redemption was effectuated at a premium of 102.7% for a total consideration of $90 million and as a result, the Company recorded a loss on debt extinguishment in the amount of $3 million, which also included the write off of the previously deferred financing fees related to the 2024 Senior Notes.
Intercompany Note with Clearway Energy, Inc.
On February 18, 2020, the Company entered into an intercompany demand promissory note with Clearway Energy, Inc. in the principal amount of $3 million. The unpaid principal amount bears interest at a rate equal to the short-term applicable federal rate, which is payable on the last day of each quarter, or at other times as agreed upon by the Company and Clearway Energy, Inc.
Project - level Debt
PG&E Bankruptcy
The Company continues classifying all PG&E affected borrowings as current as of March 31, 2020. In addition, distributions from these projects to Clearway Operating LLC are prohibited under the related debt agreements. As of May 7, 2020, the Company has entered into forbearance agreements for certain project-level financing arrangements, and continues to seek forbearance agreements for its other project-level financing arrangements affected by the PG&E Bankruptcy.
Repowering Partnership Holdco LLC, due 2020
In February 2020, the Company repaid $260 million of construction debt outstanding under the construction loan facility. The repayment was effectuated with the proceeds from the tax equity contributions for Wildorado TE Holdco, as further descried in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities, as well as with the contributions by the Company.

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

	Three months ended March 31, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$103	$107	$48	$—	$258
Cost of operations	24	36	33	—	93
Depreciation, amortization and accretion	33	62	7	—	102
General and administrative	—	—	1	8	9
Acquisition-related transaction and integration costs	—	—	—	1	1
Development costs	—	—	1	—	1
Operating income (loss)	46	9	6	(9)	52
Equity in earnings of unconsolidated affiliates	2	(15)	—	—	(13)
Other income, net	—	1	1	—	2
Loss on debt extinguishment	—	—	—	(3)	(3)
Interest expense	(30)	(109)	(5)	(23)	(167)
Net Income (Loss)	$18	$(114)	$2	$(35)	$(129)
Total Assets	$2,677	$6,116	$625	$21	$9,439

	Three months ended March 31, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$79	$88	$50	$—	$217
Cost of operations	17	33	33	—	83
Depreciation, amortization and accretion	25	54	6	—	85
General and administrative	—	—	1	5	6
Acquisition-related transaction and integration costs	—	—	—	1	1
Development costs	—	—	1	—	1
Operating income (loss)	37	1	9	(6)	41
Equity in earnings of unconsolidated affiliates	2	1	—	—	3
Other income, net	1	1	—	1	3
Interest expense	(16)	(59)	(4)	(22)	(101)
Net Income (Loss)	$24	$(56)	$5	$(27)	$(54)

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

O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, to these subsidiaries. The Company incurred total expenses for these services of $9 million and $7 million for the three months ended March 31, 2020 and March 31, 2019, respectively. There was a balance of $9 million and $7 million due to RENOM as of March 31, 2020 and December 31, 2019, respectively.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to administrative services agreements with Clearway Asset Services and Clearway Solar Asset Management, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $2 million for each of the periods ended March 31, 2020 and March 31, 2019.

CEG Master Services Agreements
The Company is a party to Master Services Agreements with CEG, or MSAs, pursuant to which CEG and certain of its affiliates or third party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. Amounts due to CEG or its subsidiaries related to these MSAs are recorded as accounts payable - affiliate and amounts due to the Company from CEG and subsidiaries are recorded as accounts receivable - affiliate on the Company's consolidated balance sheet. The Company incurred expenses of $0.6 million under these agreements during the period ended March 31, 2020.

Note 10 — Condensed Consolidating Financial Information
As of March 31, 2020, Clearway Energy Operating LLC had outstanding $88 million of the 2024 Senior Notes, $600 million of the 2025 Senior Notes and $350 million of the 2026 Senior Notes, collectively Senior Notes, as described in Note 10, Long-term Debt to the consolidated financial statements included in the Company's 2019 Form 10-K. These Senior Notes are guaranteed by Clearway Energy LLC, as well as certain of the Company's subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include the rest of the Company's subsidiaries, including those that are subject to project financing.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of March 31, 2020:

Alta Wind 1-5 Holding Company, LLC
Alta Wind Company, LLC
CBAD Holdings II, LLC
Central CA Fuel Cell 1, LLC
Clearway Energy LLC
Clearway Energy Operating LLC
Clearway Solar Star LLC
CWEN Pinnacle Repowering Holdings LLC
DG SREC HoldCo LLC
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

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2020
(Unaudited)

	Clearway Energy LLC		Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	—	3	2	256	1	(1)	258
Operating Costs and Expenses
Cost of operations	—		—	93	1	(1)	93
Depreciation and amortization	—		2	100	—	—	102
General and administrative	—		—	—	9	—	9
Acquisition-related transaction and integration costs	—		—	—	1	—	1
Development costs	—		—	—	1	—	1
Total operating costs and expenses	—		2	193	12	(1)	206
Operating Income (Loss)	—		—	63	(11)	—	52
Other Income (Expense)
Equity in earnings (losses) of consolidated affiliates	(90)		(15)	—	(93)	198	—
Equity in losses of unconsolidated affiliates	—		(10)	(3)	—	—	(13)
Other income, net	—		—	2	—	—	2
Loss on debt extinguishment	—		—	—	(3)	—	(3)
Interest expense	—		—	(145)	(22)	—	(167)
Total other income (expense), net	(90)		(25)	(146)	(118)	198	(181)
Net Loss	(90)		(25)	(83)	(129)	198	(129)
Less: Net loss attributable to noncontrolling interests	—		—	(35)	(39)	35	(39)
Net (Loss) Income Attributable to Clearway Energy LLC	$(90)		$(25)	$(48)	$(90)	$163	$(90)

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2020
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
(In millions)
Net Loss	(90)	(25)	(83)	(129)	198	(129)
Other Comprehensive Loss
Unrealized loss on derivatives	(14)	—	(12)	(14)	26	(14)
Other comprehensive loss	(14)	—	(12)	(14)	26	(14)
Comprehensive Loss	(104)	(25)	(95)	(143)	224	(143)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(35)	(39)	35	(39)
Comprehensive Loss Attributable to Clearway Energy LLC	$(104)	$(25)	$(60)	$(104)	$189	$(104)

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2020
(Unaudited)

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(b)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$15	$—	$95	$—	$—	$110
Restricted cash	—	—	270	—	—	270
Accounts receivable — trade	—	2	96	1	—	99
Accounts receivable — affiliate	1	1	—	17	(18)	1
Inventory	—	—	41	—	—	41
Prepayments and other current assets	—	1	31	1	—	33
Total current assets	16	4	533	19	(18)	554
Property, plant and equipment
Net property, plant and equipment	—	56	5,945	—	—	6,001
Other Assets
Investment in consolidated subsidiaries	1,705	525	—	3,566	(5,796)	—
Equity investments in affiliates	—	325	468	356	—	1,149
Intangible assets, net	—	10	1,396	—	—	1,406
Right of use assets, net	—	—	220	1	—	221
Other non-current assets	—	—	105	3	—	108
Total other assets	1,705	860	2,189	3,926	(5,796)	2,884
Total Assets	$1,721	$920	$8,667	$3,945	$(5,814)	$9,439

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2020
(Continued)

	Clearway Energy LLC (a)		Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Clearway Energy Operating LLC (Note Issuer)	Eliminations(b)	Consolidated
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	—		—	1,435		—	—	1,435
Current portion of long-term debt — affiliate	—		—	—		47	—	47
Accounts payable	—		—	67		3	—	70
Accounts payable — affiliate	7		—	39		—	(18)	28
Derivative instruments	—		—	38		—	—	38
Accrued interest expense	—		—	33		27	—	60
Accrued expenses and other current liabilities	—	—	—	35		4	—	39
Total current liabilities	7		—	1,647		81	(18)	1,717
Other Liabilities
Long-term debt — external	—		—	3,368		1,713	—	5,081
Derivative instruments	—		—	151		—	—	151
Long-term lease liabilities	—		—	221		1	—	222
Other non-current liabilities	—		2	106		9	—	117
Total non-current liabilities	—		2	3,846		1,723	—	5,571
Total Liabilities	7		2	5,493		1,804	(18)	7,288
Commitments and Contingencies
Members' Equity
Contributed capital	1,850		921	2,884		2,284	(6,089)	1,850
(Accumulated deficit) retained earnings	(85)		(3)	(62)		(528)	593	(85)
Accumulated other comprehensive loss	(51)		—	(54)		(51)	105	(51)
Noncontrolling interest	—		—	405		437	(405)	437
Total Members' Equity	1,714		918	3,173	—	2,142	(5,796)	2,151
Total Liabilities and Members’ Equity	$1,721		$920	$8,666		$3,946	$(5,814)	$9,439

(a) Shown separately from the other guarantors in lieu of preparing Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X.
(b) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$—	$8	$247	$(171)	$84
Cash Flows from Investing Activities
Intercompany transactions between Clearway Energy LLC and subsidiaries	(26)	—	—	26	—
Capital expenditures	—	—	(40)	—	(40)
Return of investment from unconsolidated affiliates	—	3	8	1	12
Investments in unconsolidated affiliates	—	(7)	—	—	(7)
Proceeds from sale of assets	—	—	—	15	15
Insurance proceeds	—	—	3	—	3
Net Cash Provided by (Used in) Investing Activities	(26)	(4)	(29)	42	(17)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	46	(4)	(75)	33	—
Net contributions from noncontrolling interests	—	—	151	3	154
Net proceeds from the issuance of Class C units	10	—	—	—	10
Payments of dividends and distributions .	(42)	—	—	—	(42)
Proceeds from the revolving credit facility	—	—	—	180	180
Proceeds from the issuance of long-term debt . . . . .	—	—	31	—	31
Payments for long-term debt — external	—	—	(347)	(90)	(437)
Proceeds from long-term debt — affiliate	—	—	—	3	3
Net Cash Provided by (Used in) Financing Activities	14	(4)	(240)	129	(101)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(12)	—	(22)	—	(34)
Cash, Cash Equivalents and Restricted Cash at beginning of period	27	—	387	—	414
Cash, Cash Equivalents and Restricted Cash at end of period	$15	$—	$365	$—	$380

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2019
(Unaudited)

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	Clearway Energy Operating LLC (Note Issuer) (a)	Eliminations (b)	Consolidated (a)
(In millions)
Operating Revenues
Total operating revenues	$—	$2	$215	$—	$—	$217
Operating Costs and Expenses
Cost of operations	—	1	82	—	—	83
Depreciation and amortization	—	2	83	—	—	85
General and administrative	—	—	—	6	—	6
Acquisition-related transaction and integration costs	—	—	—	1	—	1
Development costs. . . . . . . . . . . . . .	—	—	—	1	—	1
Total operating costs and expenses	—	3	165	8	—	176
Operating (Loss) Income	—	(1)	50	(8)	—	41
Other Income (Expense)
Equity in losses of consolidated affiliates	(49)	(15)	—	(27)	91	—
Equity in earnings of unconsolidated affiliates	—	1	—	2	—	3
Other income, net	1	—	2	—	—	3
Interest expense	—	—	(79)	(22)	—	(101)
Total other income (expense), net	(48)	(14)	(77)	(47)	91	(95)
Net Loss	(48)	(15)	(27)	(55)	91	(54)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	(6)	(1)	(6)
Net Loss Attributable to Clearway Energy LLC	$(48)	$(15)	$(28)	$(49)	$92	$(48)

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2019
(Unaudited)

	Clearway Energy LLC (a)	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries (a)	Clearway Energy Operating LLC (Note Issuer) (a)	Eliminations (b)	Consolidated (a)
(In millions)
Net Loss	$(48)	$(15)	$(27)	$(55)	$91	$(54)
Other Comprehensive Loss
Unrealized loss on derivatives	(3)	(1)	(2)	(2)	6	(2)
Other comprehensive loss	(3)	(1)	(2)	(2)	6	(2)
Comprehensive Loss	(51)	(16)	(29)	(57)	97	(56)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	(5)	(1)	(5)
Comprehensive Loss Attributable to Clearway Energy LLC	$(51)	$(16)	$(30)	$(52)	$98	$(51)

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2019

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$27	$—	$125	$—	$—	$152
Restricted cash	—	—	262	—	—	262
Accounts receivable — trade	—	2	114	—	—	116
Accounts receivable — affiliate	—	1	—	1	—	2
Inventory	—	—	40	—	—	40
Prepayments and other current assets	—	1	31	1	—	33
Total current assets	27	4	572	2	—	605

Net property, plant and equipment	—	63	6,000	—	—	6,063
Other Assets
Investment in consolidated subsidiaries	1,824	402	—	3,492	(5,718)	—
Equity investments in affiliates	—	342	479	362	—	1,183
Intangible assets, net	—	10	1,418	—	—	1,428
Right-of-use assets, net	—	—	222	1	—	223
Other non-current assets	—	—	100	3	—	103
Total other assets	1,824	754	2,219	3,858	(5,718)	2,937
Total Assets	$1,851	$821	$8,791	$3,860	$(5,718)	$9,605

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

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by Operating Activities	$—	$2	$102	$(43)	$61
Cash Flows from Investing Activities
Intercompany transactions between Clearway Energy LLC and subsidiaries	(224)	—	—	224	—
Acquisition of interest in Oahu Partnership	—	—	—	(4)	(4)
Buyout of Wind TE Holdco noncontrolling interest	—	—	—	(19)	(19)
Capital expenditures	—	—	(16)	—	(16)
Return of investment from unconsolidated affiliates	—	2	7	5	14
Net investments in unconsolidated affiliates	—	(4)	—	—	(4)
Other	—	1	2	—	3
Net Cash Used in Investing Activities	(224)	(1)	(7)	206	(26)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	8	(1)	(7)	—	—
Net contributions from noncontrolling interests	—	—	17	2	19
(Payments of) proceeds from distributions	(39)	—	(50)	50	(39)
Proceeds from the issuance of long-term debt-external. . . . . . . . . . . . . .	—	—	4	—	4
Payments for long-term debt — external	—	—	(84)	—	(84)
Payments for long-term debt — affiliate	(7)	—	—	(215)	(222)
Net Cash (Used in) Provided by Financing Activities	(38)	(1)	(120)	(163)	(322)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(262)	—	(25)	—	(287)
Cash, Cash Equivalents and Restricted Cash at beginning of period	297	—	286	—	583
Cash, Cash Equivalents and Restricted Cash at end of period	$35	$—	$261	$—	$296

Note 11 — Contingencies
This note should be read in conjunction with the complete description under Note 14, Commitments and Contingencies, to the Company's 2019 Form 10-K.
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
Nebraska Public Power District Litigation
On January 11, 2019, Nebraska Public Power District, or NPPD, sent written notice to certain of the Company’s subsidiaries which own the Laredo Ridge and Elkhorn Ridge wind projects alleging an event of default under each of the PPAs between NPPD and the projects. NPPD alleges that the Company moved forward with certain transactions without obtaining the consent of NPPD. NPPD threatened to terminate the applicable PPAs by February 11, 2019 if the alleged default was not cured. The Company filed a motion for a temporary restraining order and preliminary injunction in the U.S. District Court for the District of Nebraska relating to the Laredo Ridge project, and a similar motion in the District Court of Knox County, Nebraska for the Elkhorn Ridge project, to enjoin NPPD from taking any actions related to the PPAs. On February 19, 2019, the U.S. District Court in the Laredo Ridge matter approved a stipulation between the parties to provide for an injunction preventing NPPD from terminating the PPA pending disposition of the litigation. On February 26, 2019, the Knox County District Court approved a similar stipulation relating to the Elkhorn Ridge project. On April 13, 2020, the U.S. District Court granted the wind projects' motion for summary judgment and permanently enjoined NPPD from terminating the PPAs in reliance on the alleged events of default. The U.S. District Court decision is subject to a right to appeal and the case in the Knox County District Court remains pending, but has been stayed pending the outcome of the U.S. District Court case. The Company believes the allegations of NPPD are meritless and the Company is vigorously defending its rights under the PPAs.
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

Note 12 — Leases
Accounting for Leases
The Company evaluates each arrangement at inception to determine if it contains a lease. All of the Company’s leases are operating leases as of March 31, 2020.
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
Lease expense was comprised of the following:

(In millions)
	Three months ended March 31,2020	Three months ended March 31, 2019
Operating lease cost - Fixed	$4	$2
Operating lease cost - Variable	2	4
Total lease cost	$6	$6

Operating lease information was as follows:

	March 31, 2020	December 31, 2019
(In millions, except term and rate)

ROU Assets - operating leases, net	$221	$223

Short-term lease liability - operating leases (a)	7	7
Long-term lease liability - operating leases	222	227
Total lease liability	$229	$234

Weighted average remaining lease term	24	25
Weighted average discount rate	4.4%	4.4%

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash paid for operating leases	$7	$4

(a) Short-term lease liability balances are included within the accrued expenses and other current liabilities line item of the consolidated balance sheets as of March 31, 2020 and December 31, 2019.

Maturities of operating lease liabilities as of March 31, 2020 are as follows:

(In millions)
Remainder of 2020	$10
2021	16
2022	16
2023	15
2024	16
Thereafter	300
Total lease payments	373
Less imputed interest	(144)
Total lease liability - operating leases	$229
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

Three months ended March 31, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$2	$115	$1	$118
Capacity revenue	107	—	—	107
Operating revenue	$109	$115	$1	$225

Three months ended March 31, 2019
(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$1	$99	$100
Capacity revenue	79	—	79
Operating revenue	$80	$99	$179

Minimum future rent payments under the operating leases for the remaining periods as of March 31, 2020

(In millions)
Remainder of 2020	$358
2021	444
2022	450
2023	259
2024	106
Thereafter	1,605
Total lease payments	$3,222

Property, plant and equipment, net related to the Company’s operating leases were as follows:

(In millions)	March 31, 2020	December 31, 2019
Property, plant and equipment	$7,020	$6,942
Accumulated depreciation	(1,732)	(1,649)
Net property, plant and equipment	$5,288	$5,293

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company's Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three months ended March 31, 2020 and 2019. Also refer to the Company's 2019 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
The discussion and analysis below has been organized as follows:
•Executive Summary, including a description of the business and significant events that are important to understanding the results of operations and financial condition;
•Known trends that may affect the Company’s results of operations and financial condition in the future;
•Results of operations, including an explanation of significant differences between the periods in the specific line items of the consolidated statements of income;
•Financial condition addressing liquidity position, sources and uses of cash, capital resources and requirements, commitments, and off-balance sheet arrangements; and
•Critical accounting policies which are most important to both the portrayal of the Company's financial condition and results of operations, and which require management's most difficult, subjective or complex judgment.

Executive Summary
Introduction and Overview
Clearway Energy, Inc. together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. The Company is indirectly owned by Global Infrastructure Partners III. Global Infrastructure Management, LLC is an independent fund manager of funds that invests in infrastructure assets in the energy and transport sectors, and Global Infrastructure Partners III is its third equity fund. The Company is sponsored by GIP through GIP's portfolio company, CEG.

The Company’s environmentally sound asset portfolio includes over 5,878 MW of wind, solar and natural gas-fired power generation facilities, as well as district energy systems. Through this diversified and contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,508 net MWt and electric generation capacity of 36 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions. The weighted average remaining contract duration of these offtake agreements was approximately 13 years as of March 31, 2020 based on CAFD.
As of March 31, 2020, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
Carlsbad .	100%	527	San Diego Gas & Electric	2038
El Segundo	50%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		2,472
Utility Scale Solar
Agua Caliente	16%	46	Pacific Gas and Electric	2039
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	154	City of Georgetown, TX	2043
CVSR	100%	250	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2034
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2039
Kansas South	100%	20	Pacific Gas and Electric	2033
Kawailoa (b) .	48%	24	Hawaiian Electric Company	2041
Oahu Solar Projects (b)	95%	58	Hawaiian Electric Company	2041
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
Utah Solar Portfolio (b) (e)	50%	265	PacifiCorp	2036
		1,157
Distributed Solar
Apple I LLC Projects	100%	3	Various	2032
AZ DG Solar Projects	100%	5	Various	2025 - 2033
SPP Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	13	Various	2023 - 2039
		46
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b)	100%	122	Various	2029
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2022
Goat Wind	100%	150	Dow Pipeline Company	2025
Hardin	99%	15	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout	100%	38	Southern Maryland Electric Cooperative	2030
Odin	99.9%	20	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	Southwestern Public Service Company	2027
		2,203
Thermal
Thermal Generation	100%	36	Various	Various

Total net generation capacity (c)		5,914

Thermal equivalent MWt(d)	92.9%	1,508	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of March 31, 2020.
(b) Projects are part of tax equity arrangements, as further described in Item 1 — Note 2, Summary of Significant Accounting Policies.
(c) Clearway Energy, Inc.'s total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. Clearway Energy, Inc.'s generation capacity including this noncontrolling interest was 5,917 MWs.
(d) For thermal energy, net capacity represents MWt for steam or chilled water and excludes 19 MWt available under the right-to-use provisions contained in agreements between one of the Company's thermal facilities and certain of its customers.
(e) Represents interests in Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, all acquired as part of the March 2017 Drop Down Assets (ownership percentage is based upon cash to be distributed).

Additionally, the Company is party to partnerships the purpose of which is to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 320 MW based on cash to be distributed pursuant to the partnership agreements as of March 31, 2020. For further discussions, see Item 1 — Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities of this Form 10-Q and Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the consolidated financial statements included in the Company's 2019 Form 10-K.

Significant Events
Pacific Gas and Electric Company Bankruptcy Update
•During 2019, PG&E, one of the Company's largest customers, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, or the Bankruptcy Court. On January 31, 2020, PG&E filed with the Bankruptcy Court a Chapter 11 plan of reorganization, as amended, or the PG&E Plan. The PG&E Plan provides for PG&E to assume all of its PPAs with the Company. There are many conditions that must be satisfied before the PG&E Plan and assumption of the PPAs can become effective, including but not limited to approvals by various classes of creditors, the Bankruptcy Court, and the CPUC. A hearing before the Bankruptcy Court to consider whether the PG&E Plan will be approved and confirmed is currently expected to occur on May 27, 2020. As of March 31, 2020, the Company had $1.37 billion of property, plant and equipment, net, $368 million investments in unconsolidated affiliates and $1.19 billion of borrowings with final maturity dates ranging from 2022 - 2037 related to subsidiaries that sell their output to PG&E under the long-term contracts. These subsidiaries of the Company are parties to financing agreements consisting of non-recourse project-level debt and, in certain cases, non-recourse holding company debt. The PG&E Bankruptcy has triggered defaults under the PPAs with PG&E and such related financing agreements, as further discussed in Item 1 — Note 7, Long-term Debt. As a result, the Company recorded approximately $1.19 billion of principal, net of the related unamortized debt issuance costs, as short-term debt. As of May 7, 2020, the Company's contracts with PG&E have operated in the normal course and the Company currently expects these contracts to continue as such. As of May 7, 2020, the Company has entered into forbearance agreements for certain project-level financing arrangements and continues to seek forbearance agreements for other project-level financing arrangements affected by the PG&E Bankruptcy. The Company continues to assess the potential future impacts of the PG&E Bankruptcy as events occur.
April 2020 Drop Down
•On April 17, 2020, the Company entered into binding agreements related to the previously announced drop-down offer from CEG to enable the Company to acquire and invest in a portfolio of renewable energy projects. The following projects are included in the drop-down: (i) 100% of the equity interests in Rattlesnake Flat, LLC, which owns the Rattlesnake Wind Project, a 144 net MW wind facility located in Adams County, WA; (ii) CEG's interest in Repowering Partnership II LLC (Repowering 1.0), which would give the Company a 100% equity interest in Repowering 1.0; and (iii) a new partnership with CEG to repower the Pinnacle Wind Project, a 55 net MW wind facility located in Mineral County, WV. The Company expects to invest approximately $241 million in corporate capital subject to closing adjustments for the above mentioned transactions. Closing is subject to the timing of projects achieving commercial operations. The investment at commercial operations excludes, subject to closing adjustments, an additional $27 million payment in 2031 at the Pinnacle Wind Repowering Partnership.
Sale of Energy Center Dover LLC and Energy Center Smyrna LLC Assets
•On March 3, 2020, the Company, through Thermal LLC, sold 100% of its interests in Energy Center Dover LLC and Energy Center Smyrna LLC to DB Energy Assets, LLC.
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
A number of regulations that may affect the Company are under review, including the publishing of the Affordable Clean Energy (ACE) rule, state solar photovoltaic module (solar panel) disposal and recycling regulations, and proposed federal MBTA incidental take legislation and regulations. The Company will evaluate the impact of the legislation and regulations as they are revised but cannot fully predict the impact of each until anticipated revisions and legal challenges are resolved. To the extent the proposed legislation and regulations restrict or otherwise impact the Company's operations, the proposed legislation and regulations could have a negative impact on the Company's financial performance.

Affordable Clean Energy Rule — The attention in recent years on GHG emissions has resulted in federal regulations and state legislative and regulatory action. In 2015, the EPA finalized the Clean Power Plan, or the CPP, which addressed GHG emissions from existing electric utility steam generating units. The CPP was challenged in court and in 2016 the U.S. Supreme Court stayed the CPP. In 2018, the EPA published the proposed ACE rule to replace the CPP. The ACE rule establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing power plants. The ACE rule also reinforces the states’ broad discretion in establishing and applying emissions standards to new emission sources. The ACE rule is currently being litigated in the D.C. Circuit.
Proposed State Solar Photovoltaic Module Disposal and Recycling Regulations — On October 1, 2015, California enacted SB 489, which authorized California’s Department of Toxic Substances Control to adopt regulations to designate discarded photovoltaic modules, which are classified as hazardous waste, as universal waste subject to universal waste management. On April 19, 2019, the department proposed regulations that would allow discarded photovoltaic modules to be managed as universal waste. Comments on the proposed rule were due by June 10, 2019, but the date was extended to January 8, 2020, as a result of text modifications. The final rule has not yet been published.
Proposed Federal MBTA Incidental Take Legislation and Regulations — On January 15, 2020, the House Natural Resources Committee voted to advance a bill that would reinstate the interpretation that incidental take is prohibited under the MBTA, overriding the recent Trump-administration Solicitor’s Opinion M-37050 that held the MBTA only applies to intentional takings. The bill also develops a general permitting program that covers incidental take of migratory birds. To the extent that electric generation takes migratory birds, it typically is incidental to its operations.
On February 3, 2020, the U.S. Fish and Wildlife Service published in the Federal Register a notice of proposed rulemaking to solicit public comment on a proposed regulation that would codify Solicitor’s Opinion M-37050 defining the scope of certain prohibitions under the MBTA. The proposed rule would clarify that criminal liability for pursuing, hunting, taking, capturing, or killing or attempting to take, capture or kill migratory birds is limited to actions directed at migratory birds, their nests, or their eggs. The proposed rule would have the effect of clarifying that these prohibitions do not extend to actions that only incidentally take or kill migratory birds as a result of otherwise lawful activities. Comments on the proposed rule were due by March 19, 2020. The final rule has not yet been published.
Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2019 Form 10-K in Item 1, Business — Regulatory Matters and Item 1A, Risk Factors.
Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2019 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends Affecting Results of Operations and Future Business Performance.
Recent Developments Affecting Industry Conditions and the Company’s Business
In response to the ongoing coronavirus (COVID-19) pandemic, the Company has implemented preventative measures and developed corporate and regional response plans to protect the health and safety of its employees, customers and other business counterparties, while supporting the Company’s suppliers and customers’ operations to the best of its ability in the circumstances. The Company also has modified certain business practices (including discontinuing all non-essential business travel, implementing a temporary work-from-home policy for employees who can execute their work remotely and encouraging employees to adhere to local and regional social distancing, more stringent hygiene and cleaning protocols across the Company’s facilities and operations and self-quarantining recommendations) to support efforts to reduce the spread of COVID-19 and to conform to government restrictions and best practices encouraged by governmental and regulatory authorities.
There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature may cause the Company, its suppliers and other business counterparties to experience operational delays and delays in the delivery of materials and supplies and may cause milestones or deadlines relating to various projects to be missed.
As of the date of this report, the Company has not experienced any material financial or operational impacts related to COVID-19. All of the Company’s facilities have remained operational. The Company believes that all of its accounts receivable balances as of March 31, 2020 are collectible. The Company will continue to assess collectability based on any future developments.
The Company cannot predict the full impact that COVID-19 will have on the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its stockholders, the market prices of its common stock and its ability to satisfy its debt service obligations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part II, Item 1A Risk Factors in this report.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended March 31,
(In millions)	2020	2019	Change
Operating Revenues
Energy and capacity revenues	$276	$233	$43
Other revenues	9	8	1
Contract amortization	(22)	(17)	(5)
Mark-to-market economic hedging activities	(5)	(7)	2
Total operating revenues	258	217	41
Operating Costs and Expenses
Cost of fuels	17	19	(2)
Operations and maintenance	56	47	9
Other costs of operations	20	18	2
Depreciation, amortization and accretion	102	84	18
General and administrative	9	6	3
Transaction and integration costs	1	1	—
Development costs	1	1	—
Total operating costs and expenses	206	176	30
Operating Income	52	41	11
Other Income (Expense)
Equity in (losses) earnings of unconsolidated affiliates	(13)	3	(16)
Other income, net	2	3	(1)
Loss on debt extinguishment	(3)	—	(3)
Interest expense	(167)	(101)	(66)
Total other expense, net	(181)	(95)	(86)
Net Loss	(129)	(54)	(75)
Less: Loss attributable to noncontrolling interests	(39)	(6)	(33)
Net Loss Attributable to Clearway Energy LLC	$(90)	$(48)	$(42)

	Three months ended March 31,
Business metrics:	2020	2019
Renewables MWh generated/sold (in thousands) (a)	1,676	1,449
Thermal MWt sold (in thousands)	605	644
Thermal MWh sold (in thousands)	23	14
Conventional MWh generated (in thousands) (a) (b)	177	111
Conventional equivalent availability factor	89.0%	89.0%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold by the Company as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended March 31, 2020 and 2019
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the three months ended March 31, 2020 and 2019:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Three months ended March 31, 2020
Energy and capacity revenues	$109	$125	$42	$276
Other revenues	—	2	7	9
Cost of fuels	(1)	—	(16)	(17)
Contract amortization	(6)	(15)	(1)	(22)
Mark-to-market economic hedging activities	—	(5)	—	(5)
Gross margin	102	107	32	241
Contract amortization	6	15	1	22
Mark-to-market economic hedging activities	—	5	—	5
Economic gross margin	$108	$127	$33	$268

Three months ended March 31, 2019
Energy and capacity revenues	$80	$108	$45	$233
Other revenues	—	2	6	8
Cost of fuels	—	—	(19)	(19)
Contract amortization	(1)	(15)	(1)	(17)
Mark-to-market for economic hedging activities	—	(7)	—	(7)
Gross margin	79	88	31	198
Contract amortization	1	15	1	17
Mark-to-market for economic hedging activities	—	7	—	7
Economic gross margin	$80	$110	$32	$222

Gross margin increased by $43 million during the three months ended March 31, 2020, compared to the same period in 2019, due to a combination of the drivers summarized in the table below:

Segment	Increase (Decrease)	Reason for Increase (Decrease)
Conventional	$23	Increase primarily due to the acquisition of the Carlsbad Energy Center on December 5, 2019
Renewables:	19
Primarily driven by an increase of $17 million in energy revenue due to higher energy production across the wind and solar portfolios, as well as $2 million in mark-to-market gain on the Elbow Creek forward power sale contract

Thermal:	1	Increase of $2 million due to the Duquesne University District Energy System which was acquired on May 1, 2019, offset by a decrease due to the sale of the Energy Center Dover on March 2, 2020
	$43
Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased by $17 million during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to depreciation expense increase of $8 million in the Renewables segment and $8 million in the Conventional segment. The increase in the Renewables segment was driven by the completion of the repowering activities at Elbow Creek and Wildorado projects in the fourth quarter of 2019 and first quarter of 2020, respectively, as well as the Oahu and Kawailoa solar facilities reaching COD in the second half of 2019. The increase in depreciation expense in the Conventional segment was due to the Carlsbad Energy Center acquisition in December 2019.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $16 million during the three months ended March 31, 2020, compared to the same period in 2019, driven by lower income allocated to the Company's interests in DGPV Holdco 3, partially offset by higher income allocated to the Company's interests in RPV Holdco. Losses for DGPV Holdco 3 were primarily driven by an increase in derivative interest expense, due to the change in LIBOR, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019
Loss on Debt Extinguishment
The Company recorded loss on debt extinguishment of $3 million for the three months ended March 31, 2020, which primarily relates to the redemption of the 2024 Senior Notes. On January 3, 2020, the Company redeemed the remaining $88 million outstanding of 2024 Senior Notes at a premium of 102.7% and as a result, it recorded a loss on extinguishment in the amount of $3 million, which also included the write off of previously deferred financing fees.
Interest Expense
Interest expense increased by $66 million during the three months ended March 31, 2020, compared to the same period in 2019, due to the following:

(In millions)	(Increase) Decrease
Change in fair value of interest rate swaps	$(59)
Additional interest expense of $9 million in the Conventional segment, primarily due to the Carlsbad Energy Center acquisition on December 5, 2019, which was partially offset by lower interest expense due to lower principal balances of project level debt in the remainder of the portfolio	(7)
$(66)

Income Attributable to Noncontrolling Interests
The Company recorded $43 million of loss attributable to tax equity noncontrolling interests due to the application of the HLBV method, which was primarily driven by tax losses for depreciation allocated to tax equity investors for the Repowering project, as well as $2 million of loss attributable to a third party's interest in Kawailoa partnership. The loss was partially offset by income of $6 million attributable to CEG's interests in the Kawailoa, Oahu and Repowering partnerships. For the three months ended March 31, 2019, the Company had a loss of $67 million attributable to non-controlling interests with respect to its tax equity financing arrangements and the application of the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, reflecting the allocation of tax items such as production tax credits and tax depreciation to the fund investors.

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
Current Liquidity Position
As of March 31, 2020 and December 31, 2019, the Company's liquidity was approximately $633 million and $839 million, respectively, comprised of cash, restricted cash and availability under the Company's revolving credit facility.

(In millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents:
Clearway Energy LLC, excluding subsidiaries	$15	$27
Subsidiaries	95	125
Restricted cash:
Operating accounts	111	129
Reserves, including debt service, distributions, performance obligations and other reserves	159	133
Total cash, cash equivalents and restricted cash	$380	$414
Revolving credit facility availability	253	425
Total liquidity	$633	$839
The Company's liquidity includes $270 million and $262 million of restricted cash balances as of March 31, 2020 and December 31, 2019, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. As of March 31, 2020, these restricted funds were comprised of $111 million designated to fund operating expenses, approximately $35 million designated for current debt service payments, and $46 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $78 million is held in distribution reserve accounts, of which $68 million related to subsidiaries affected by the PG&E Bankruptcy as discussed further below and may not be distributed during the pendency of the bankruptcy. Such subsidiaries had a total of $174 million in restricted cash as of March 31, 2020.
The Company had $180 million outstanding under the revolving credit facility and $62 million in letters of credit outstanding as of March 31, 2020.
During 2019, PG&E, one of the Company's largest customers filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The PG&E Bankruptcy had no effect on availability under the Company’s revolving credit facility. However, the Company has non-recourse project-level debt related to each of its subsidiaries that sell their output to PG&E under long-term PPAs. The PG&E Bankruptcy filing is an event of default under the related financing agreements which caused uncertainty around the timing of when certain project-level cash distributions will be available to the Company. As of March 31, 2020, all project level cash balances for these subsidiaries were classified as restricted cash.
Management believes that the Company's liquidity position, cash flows from operations, and availability under its revolving credit facility will be adequate to meet the Company's financial commitments; debt service obligations; growth, operating and maintenance capital expenditures; and to fund distributions to Clearway Energy, Inc. and CEG.  Management continues to regularly monitor the Company's ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management.

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
The following table summarizes the credit ratings for the Company and its Senior Notes as of March 31, 2020:

	S&P	Moody's
Clearway Energy, Inc.	BB	Ba2
5.75% Senior Notes, due 2025 .	BB	Ba2
5.000% Senior Notes, due 2026	BB	Ba2
4.750% Senior Notes, due 2028	BB	Ba2

Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 1— Note 7, Long-term Debt, to this Form 10-Q and Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2019 Form 10-K, the Company's financing arrangements consist corporate level debt, which includes Senior Notes, Convertible Notes and the revolving credit facility; the ATM Program; and project-level financings for its various assets.
Revolving Credit Facility — The Company has a total of $246 million available under the revolving credit facility as of March 31, 2020. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
ATM Sales — During the quarter ended March 31, 2020, Clearway Energy, LLC issued and sold 478,384 shares of Class C common stock for net proceeds of $10,245,070. As of March 31, 2020, approximately $26 million of Class C common stock remains available for issuance under the ATM Program.
Sale of Energy Center Dover LLC and Energy Center Smyrna LLC Assets — On March 3, 2020, the Company, through Thermal LLC, sold 100% of its interests in Energy Center Dover LLC and Energy Center Smyrna LLC to DB Energy Assets, LLC.

Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 1 — Note 7, Long-term Debt to the Consolidated Financial Statements; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) distributions.

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
For the three months ended March 31, 2020, the Company used approximately $40 million to fund capital expenditures, including growth expenditures of $32 million, $24 million of which were incurred in connection with the repowering of the Elbow Creek and Wildorado facilities completed in the first quarter of 2020, as well as $3 million in connection with Oahu and Kawailoa Partnerships. The Company also incurred $2 million of growth capital expenditures in the Thermal segment in connection with various development projects. For the three months ended March 31, 2019, the Company used approximately $16 million to fund capital expenditures, including growth expenditures of $12 million, primarily in the Renewables segment in connection with the Oahu Partnership entered by the Company on March 8, 2019, and to a lesser extent in the Thermal segment in connection with the Mylan development project.

The Company estimates $32 million of maintenance expenditures for 2020. These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.
April 2020 Drop Down
On April 17, 2020, the Company entered into binding agreements to acquire and invest in a portfolio of the following projects: (i) 100% of the equity interests in Rattlesnake Flat, LLC, which owns the Rattlesnake Wind Project, a 144 net MW wind facility located in Adams County, WA; (ii) CEG's interest in Repowering Partnership II LLC (Repowering 1.0), which would give the Company a 100% equity interest in Repowering 1.0; and (iii) a new partnership with CEG to repower the Pinnacle Wind Project, a 55 net MW wind facility located in Mineral County, WV. The Company expects to invest approximately $241 million in corporate capital subject to closing adjustments for the above mentioned transactions.
Investment Partnership with CEG
During the three months ended March 31, 2020, the Company invested $7 million in distributed generation partnerships with CEG.
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
The following table lists the distributions paid on the Company's Class A, B, C and D units during the three months ended March 31, 2020:

First Quarter 2020
Distributions per Class A, B, C and D unit	$0.21
On April 30, 2020, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.21 per unit payable on June 15, 2020 to unit holders of record as of June 1, 2020.

Cash Flow Discussion
The following table reflects the changes in cash flows for the three months ended March 31, 2020, compared to the three months ended March 31, 2019:

	Three months ended March 31,
	2020	2019	Change
	(In millions)
Net cash provided by operating activities	$84	$61	$23
Net cash used in investing activities	(17)	(26)	9
Net cash used in financing activities	(101)	(322)	221

Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items	$24
Increase in working capital driven primarily by the timing of accounts receivable collections and payment of accounts payable	5
Lower net distributions in 2020 compared to 2019	(6)
$23
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Increase in growth capital expenditures in the Renewables segment driven primarily by the final repowering costs at Elbow Creek and Wildorado, as well as the final construction costs for Oahu and Kawailoa projects .	$(24)
Buy out of the existing tax equity partner of Wind TE Holdco on January 1, 2019. .	19
Proceeds from sale of assets in the Thermal segment	15
Increase in investments in unconsolidated affiliates in 2020 primarily in the distributed generation combined with lower returns of investment	(5)
Partial payment to acquire the Class A interests in the Oahu Partnership and Kawailoa Partnership in 2019	4
$9
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Proceeds from borrowings under the revolving line of credit in the first quarter ended March 31, 2020 . . .	$180
Higher net contributions from noncontrolling interests in 2020 compared to 2019, primarily from tax equity contributions in the Wildorado TE Holdco	135
Higher repayments in 2020 primarily driven by the payoff of the Repowering construction loan in the amount of $260 million, as well final redemption of Senior Notes due 2024 in the amount of $88 million, partially offset by the repayment of 2019 Convertible Notes in the amount of $220 million during the first quarter of 2019 and proceeds from intercompany demand note entered into in February 2020	(128)
Higher borrowings in 2020 due to construction draws in the Repowering Partnership II LLC, partially offset by significantly lower construction draws in the Oahu solar projects in 2019	27
Net proceeds from equity issuance in 2020	10
Increase in distributions paid to unit holders	(3)
$221

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of March 31, 2020, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. DGPV Holdco 1 LLC, DGPV Holdco 2 LLC, DGPV Holdco 3 LLC, RPV Holdco 1 LLC and GenConn are variable interest entities for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $877 million as of March 31, 2020. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates as it related to the projects affected by PG&E bankruptcy was $408 million as of March 31, 2020. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2019 Form 10-K.

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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2020, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2020. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item — 1 Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2019	$(92)
Contracts realized or otherwise settled during the period	3
Changes in fair value	(100)
Fair value of contracts as of March 31, 2020	$(189)

	Fair value of contracts as of March 31, 2020
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(38)	$(54)	$(30)	$(53)	$(175)
Level 3	—	(1)	(5)	(8)	(14)
Total	$(38)	$(55)	$(35)	$(61)	$(189)

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
The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's critical accounting policies include income taxes and valuation allowance for deferred tax assets, impairment of long lived assets and other intangible assets.
Recent Accounting Developments
See Item — 1 Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with the Company's power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk, and credit risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2019 Form 10-K.
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
Most of the Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Note 10, Long-term Debt, to the Company's audited consolidated financial statements for the year ended December 31, 2019 included in the 2019 Form 10-K for more information about interest rate swaps of the Company's project subsidiaries.
If all of the interest rate swaps had been discontinued on March 31, 2020, the Company would have owed the counterparties $194 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of March 31, 2020, a 1% change in interest rates would result in an approximately $4 million change in market interest expense on a rolling twelve-month basis.
As of March 31, 2020, the fair value of the Company's debt was $6,598 million and the carrying value was $6,634 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by approximately $298 million.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million to the net value of derivatives as of March 31, 2020. The impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivatives contracts would cause a change of approximately $1 million to the net value of power derivatives as of March 31, 2020.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through March 31, 2020, see Note 11, Contingencies , to this Form 10-Q.

ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2019 Form 10-K. Except as presented below, there have been no material changes in the Company's risk factors since those reported in its 2019 Form 10-K.
The ongoing coronavirus (COVID-19) outbreak could adversely affect the Company’s business, financial condition and results of operations.
The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization declared as a pandemic on March 11, 2020, has reached more than 200 countries and has continued to be a rapidly evolving situation. In response, the Company has modified certain business and workforce practices (including discontinuing all non-essential business travel, implementing a temporary work-from-home policy for employees who can execute their work remotely and encouraging employees to adhere to local and regional social distancing, more stringent hygiene and cleaning protocols across the Company’s facilities and operations and self-quarantining recommendations) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access the Company’s facilities or customer sites could adversely affect the Company’s operations. Also, the Company has a limited number of highly skilled employees for some of its operations. If a large proportion of the Company’s employees in those critical positions were to contract COVID-19 at the same time, the Company would rely upon its business continuity plans in an effort to continue operations at its facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to its operations that could result from shortages of highly skilled employees.
There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature may cause the Company, its suppliers and other business counterparties to experience operational delays and delays in the delivery of materials and supplies and may cause milestones or deadlines relating to various projects to be missed. As a result, the Company could experience reductions in its sales and corresponding revenues in future periods. In addition, worsening economic conditions could result in the Company’s customers being unable or unwilling to fulfill their contractual obligations over time, or as contracts expire, to replace them with agreements on similar terms, which would impact the Company’s future financial performance. A significant decline in sales for the output the Company generates, whether due to decreases in consumer demand or disruption to its facilities or otherwise, would have a material adverse effect on the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its stockholders, the market prices of its common stock and its ability to satisfy its debt service obligations.
Additionally, the effects of COVID-19 on the global economy could adversely affect the Company’s ability to access the capital and other financial markets, and if so, the Company may need to consider alternative sources of funding for some of its operations and for working capital, which may increase its cost of, as well as adversely impact its access to, capital. These uncertain economic conditions may also result in the inability of the Company’s customers and other counterparties to make payments to the Company, on a timely basis or at all, which could adversely affect the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its stockholders, the market prices of its common stock and its ability to satisfy its debt service obligations.
The Company cannot predict the full impact that COVID-19 will have on the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its stockholders, the market prices of its common stock and its ability to satisfy its debt service obligations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental actions taken by authorities, customers, suppliers and other third parties, workforce availability and the timing and extent to which normal economic and operating conditions resume.

The electric generation business is subject to substantial governmental regulation and may be adversely affected by changes in laws or regulations, as well as liability under, or any future inability to comply with, existing or future regulations or other legal requirements.
The Company's electric generation business is subject to extensive U.S. federal, state and local laws and regulations. Compliance with the requirements under these various regulatory regimes may cause the Company to incur significant additional costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines, and/or civil or criminal liability. Public utilities under the FPA are required to obtain FERC acceptance of their rate schedules for wholesale sales of electric energy, capacity and ancillary services. Except for generating facilities located in Hawaii, in Texas within the footprint of ERCOT, or in Puerto Rico, all of the Company’s generating companies are public utilities under the FPA with market-based rate authority unless exempt from FPA public utility rate regulation. FERC's orders that grant market-based rate authority to wholesale power sellers reserve the right to revoke or revise that authority if FERC subsequently determines that the seller can exercise market power in transmission or generation, create barriers to entry, or engage in abusive affiliate transactions. In addition, public utilities are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose the company to criminal and civil penalties or other risks.
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
All of the Company's generating assets are operating either as EWGs or FUCOs as defined under the PUHCA, or as QFs as defined under the PURPA, as amended, and therefore are exempt from certain regulation under the PUHCA and the FPA. If a facility fails to maintain its status as an EWG, FUCO, or a QF or there are legislative or regulatory changes revoking or limiting the exemptions to the PUHCA and/or the FPA, then the Company may be subject to significant accounting, record-keeping, access to books and records and reporting requirements, and failure to comply with such requirements could result in the imposition of penalties and additional compliance obligations.
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
4.1
Ninth Supplemental Indenture, dated as of January 6, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2020.
4.2	Fifth Supplemental Indenture, dated as of January 6, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2020.
4.3	First Supplemental Indenture, dated as of January 6, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2020.
4.4
Tenth Supplemental Indenture, dated as of February 26, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2020.
4.5	Sixth Supplemental Indenture, dated as of February 26, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 3, 2020.
4.6	Second Supplemental Indenture, dated as of February 26, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 3, 2020.
10.1†	Clearway Energy, Inc. Involuntary Severance Plan.	Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 2, 2020.
10.2†	Clearway Energy, Inc. Executive Change-in-Control and General Severance Plan.	Incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 2, 2020.
10.3†	Clearway Energy, Inc. Key Management Change-in-Control and General Severance Plan.	Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 2, 2020.
10.4*^	Purchase and Sale Agreement, dated as of April 17, 2020, by and between Clearway Energy Operating LLC and Clearway Renew LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2020.
10.5*^	Membership Interest Purchase Agreement, dated as of April 17, 2020, by and between Clearway Energy Operating LLC and SP Wind Holdings, LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 20, 2020.
10.6*^	Membership Interest Purchase Agreement, dated as of April 17, 2020, by and between CWSP Wildorado Elbow Holding LLC and Wind TE Holdco LLC.	Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 20, 2020.
10.7*^	Limited Liability Company Agreement of Pinnacle Repowering Partnership LLC, dated as of April 17, 2020.	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 20, 2020.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Mary-Lee Stillwell.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

†	Indicates exhibits that constitute compensatory plans or arrangements.
*	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request.
^	Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY LLC (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Chief Financial Officer (Principal Financial Officer)

/s/ MARY-LEE STILLWELL
Mary-Lee Stillwell
Date: May 7, 2020	Chief Accounting Officer (Principal Accounting Officer)