Form 10-Q
period 2020-09-30
Clearway Energy LLC
filed 2020-11-05
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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
Yes ☐       No ☒
As of October 31, 2020, there were 34,599,645 Class A units outstanding, 42,738,750 Class B units outstanding, 81,558,845 Class C units outstanding, and 42,738,750 Class D units outstanding. There is no public market for the registrant's outstanding units.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part II of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 and under Item 1A — Risk Factors in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as well as the following:
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2019 Form 10-K	Clearway Energy LLC's Annual Report on Form 10-K for the year ended December 31, 2019
2020 Convertible Notes	$45 million aggregate principal amount of 3.25% convertible notes due 2020, issued by Clearway Energy, Inc., which were repaid on June 1, 2020
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by Clearway Energy Operating LLC, which were repaid on January 3,2020
2025 Senior Notes	$600 million aggregate principal amount of 5.750% unsecured senior notes due 2025, issued by Clearway Energy Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by Clearway Energy Operating LLC
2028 Senior Notes	$850 million aggregate principal amount of 4.750% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
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
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of September 30, 2020 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, adjustments to reflect CAFD generated by unconsolidated investments that were not able to distribute project dividends prior to PG&E's emergence from bankruptcy on July 1, 2020 and subsequent release post-bankruptcy, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, Walnut Creek investment payments, changes in prepaid and accrued capacity payments, and adjusted for development expenses.

CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreements	Master Services Agreements entered into as of August 31, 2018 between the Company, Clearway Energy LLC and Clearway Energy Operating LLC, and CEG
CEG ROFO Agreement	Right of First Offer Agreement, entered into as of August 31, 2018, by and between Clearway Energy Group LLC and Clearway Energy, Inc., and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P., as amended by the First Amendment dated February 14, 2019, the Second Amendment dated August 1, 2019, the Third Amendment dated December 6, 2019 and the Fourth Amendment dated November 2, 2020
Clearway Energy LLC	The holding company through which the projects are owned by Clearway Energy Group LLC, the holder of Class B and Class D units of the Company, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of Clearway Energy, Inc.'s Class B and Class D common shares and Clearway Energy LLC's Class B and Class D units
Clearway Energy Operating LLC	The holder of the project assets that are owned by Clearway Energy LLC
COD	Commercial Operation Date
Company	Clearway Energy LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch

CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGPV Holdco 1	DGPV Holdco 1 LLC
DGPV Holdco 2	DGPV Holdco 2 LLC
DGPV Holdco 3	DGPV Holdco 3 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, assets under common control acquired by the Company from NRG from January 1, 2014 through the period ended August 31, 2018 and from CEG from August 31, 2018 through the period ending September 30, 2020
Economic Gross Margin	A non-GAAP measure, energy and capacity revenue less cost of fuels
ECP	Energy Center Pittsburgh LLC, a subsidiary of the Company
EPA	U.S. Environmental Protection Agency
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIP
Collectively, Global Infrastructure Partners III-C Intermediate AIV 3, L.P., Global Infrastructure Partners III-A/B AIV 3, L.P., Global Infrastructure Partners III-C Intermediate AIV 2, L.P., Global Infrastructure Partners III-C2 Intermediate AIV, L.P. and GIP III Zephyr Friends & Family, LLC

HLBV	Hypothetical Liquidation at Book Value
LIBOR	London Inter-Bank Offered Rate
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NPPD	Nebraska Public Power District
NRG	NRG Energy, Inc.
OCL	Other comprehensive loss
O&M	Operation and Maintenance
PG&E	Pacific Gas and Electric Company
PG&E Bankruptcy	On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. On July 1, 2020, PG&E emerged from bankruptcy
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RENOM	Clearway Renewable Operation & Maintenance LLC
RPV Holdco	RPV Holdco 1 LLC
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2025 Senior Notes, the 2026 Senior Notes and the 2028 Senior Notes
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
Tax Act	Tax Cuts and Jobs Act of 2017
Thermal Business	The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units

UPMC Thermal Project	The University of Pittsburgh Medical Center Thermal Project, a 73 MWt district energy system that allows ECP to provide steam, chilled water and 7.5 MW of emergency backup power service to UPMC
U.S.	United States of America
Utah Solar Portfolio	Collection consists of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, which are equity investments owned by Four Brothers Capital, LLC, Granite Mountain Capital, LLC, and Iron Springs Capital, LLC, respectively
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity
Wind TE Holdco	Wind TE Holdco LLC, an 814 net MW portfolio of twelve wind projects

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Operating Revenues
Total operating revenues	$332	$296	$919	$797
Operating Costs and Expenses
Cost of operations	95	84	275	245
Depreciation, amortization and accretion	102	114	303	289
Impairment losses	—	—	—	19
General and administrative	9	7	29	19
Transaction and integration costs	1	—	2	2
Development costs	2	1	4	4
Total operating costs and expenses	209	206	613	578
Operating Income	123	90	306	219
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	19	38	22	52
Gain on sale of unconsolidated affiliate	—	—	49	—
Other income, net	(1)	2	2	6
Loss on debt extinguishment	(6)	—	(9)	(1)
Interest expense	(84)	(105)	(344)	(336)
Total other expense, net	(72)	(65)	(280)	(279)
Net Income (Loss)	51	25	26	(60)
Less: Loss attributable to noncontrolling interests and redeemable interests	(20)	(25)	(86)	(29)
Net Income (Loss) Attributable to Clearway Energy, LLC	$71	$50	$112	$(31)

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Net Income (Loss)	$51	$25	$26	$(60)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivatives	10	(1)	1	2
Other comprehensive income (loss)	10	(1)	1	2
Comprehensive Income (Loss)	61	24	27	(58)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable interests	(20)	(25)	(86)	(28)
Comprehensive Income (Loss) Attributable to Clearway Energy LLC	$81	$49	$113	$(30)

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$359	$152
Restricted cash	178	262
Accounts receivable — trade	156	116
Accounts receivable — affiliate	—	2
Inventory	42	40
Prepayments and other current assets	38	33
Total current assets	773	605
Property, plant and equipment, net	6,165	6,063
Other Assets
Equity investments in affiliates	1,001	1,183
Intangible assets, net	1,371	1,428
Right of use assets, net	256	223
Other non-current assets	75	103
Total other assets	2,703	2,937
Total Assets	$9,641	$9,605
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current portion of long-term debt — external	$361	$1,780
Current portion of long-term debt — affiliate	2	44
Accounts payable — trade	46	73
Accounts payable — affiliate	24	33
Derivative instruments	36	16
Accrued interest expense	48	41
Accrued expenses and other current liabilities	89	71
Total current liabilities	606	2,058
Other Liabilities
Long-term debt — external	6,357	4,956
Derivative instruments	150	76
Long-term lease liabilities	260	227
Other non-current liabilities	114	115
Total non-current liabilities	6,881	5,374
Total Liabilities	7,487	7,432
Commitments and Contingencies
Members' Equity
Contributed capital	1,747	1,882
Retained earnings	65	5
Accumulated other comprehensive loss	(36)	(37)
Noncontrolling interest	378	323
Total Members' Equity	2,154	2,173
Total Liabilities and Members’ Equity	$9,641	$9,605

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2020	2019
Cash Flows from Operating Activities
Net Income (Loss)	$26	$(60)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(22)	(52)
Distributions from unconsolidated affiliates	51	32
Depreciation, amortization and accretion	303	289
Amortization of financing costs and debt discounts	11	2
Amortization of intangibles and out-of-market contracts	67	52
Loss on debt extinguishment	9	1
Right-of-use asset amortization	1	5
Gain on sale of unconsolidated affiliate	(49)	—
Impairment losses	—	19
Changes in derivative instruments	63	101
Loss on disposal of asset components	(4)	5
Cash used in changes in other working capital
Changes in prepaid and accrued liabilities for tolling agreements	15	12
Changes in other working capital	(30)	(33)
Net Cash Provided by Operating Activities	441	373
Cash Flows from Investing Activities
Acquisitions	—	(100)
Acquisition of Drop Down Assets	(79)	(6)
Buyout of Wind TE Holdco noncontrolling interest	—	(19)
Consolidation of DGPV Holdco 3 LLC	17	—
Capital expenditures	(95)	(200)
Return of investment from unconsolidated affiliates	53	37
Investments in unconsolidated affiliates	(11)	(14)
Proceeds from sale of assets	90	—
Insurance proceeds	5	2
Net Cash Used in Investing Activities	(20)	(300)
Cash Flows from Financing Activities
Net contributions (distributions) from noncontrolling interests	147	(15)
Buyout of Repowering Partnership II LLC noncontrolling interest	(70)	—
Net proceeds from the issuance of Class C units	58	—
Payments of distributions, net of contributions	(147)	(116)
Payments of debt issuance costs	(10)	(15)
Proceeds from the revolving credit facility	265	22
Payments for the revolving credit facility	(265)	(22)
Proceeds from the issuance of long-term debt — external	775	586
Payments for long-term debt — external	(1,009)	(480)
Proceeds from long-term debt — affiliate	3	—
Payments for long-term debt — affiliate	(45)	(222)
Net Cash Used in Financing Activities	(298)	(262)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	123	(189)
Cash, Cash Equivalents and Restricted Cash at beginning of period	414	583
Cash, Cash Equivalents and Restricted Cash at end of period	$537	$394
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
For the Nine Months Ended September 30, 2020
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members' Equity
Balances at December 31, 2019	$1,882	$5	$(37)	$323	$2,173
Net loss	—	(90)	—	(39)	(129)
Unrealized loss on derivatives	—	—	(14)	—	(14)
Contributions from CEG, cash	—	—	—	4	4
Contributions from tax equity interests, net of distributions, cash	—	—	—	150	150
Net proceeds from the sales of units, Clearway Energy, Inc.	10	—	—	—	10
Distributions to tax equity investors, non-cash	—	—	—	(1)	(1)
Distributions paid to CEG on Class B and Class D units	(24)	—	—	—	(24)
Distributions paid to Clearway Energy, Inc.	(18)	—	—	—	(18)
Balances at March 31, 2020	$1,850	$(85)	$(51)	$437	$2,151
Net income (loss)	—	131	—	(27)	104
Unrealized gain on derivatives	—	—	5	—	5
Contributions from CEG, non-cash	8	—	—	—	8
Contributions from CEG, cash	—	—	—	2	2
Distributions to tax equity interests, net of contributions, cash	—	—	—	(3)	(3)
Net proceeds from the sales of units, Clearway Energy, Inc.	28	—	—	—	28
Distributions to tax equity investors, non-cash	—	—	—	(2)	(2)
Consolidation of DGPV Holdco 3	(51)	—	—	8	(43)
Buyout of Repowering Partnership II LLC noncontrolling interest	(60)	—	—	(10)	(70)
Distributions paid to CEG on Class B and Class D units	(24)	—	—	—	(24)
Distributions paid to Clearway Energy, Inc.	(18)	—	—	—	(18)
Balances at June 30, 2020	$1,733	$46	$(46)	$405	$2,138
Net income	—	71	—	(20)	51
Unrealized gain on derivatives	—	—	10	—	10
Contributions to CEG, non-cash	—	—	—	(1)	(1)
Net proceeds from the sales of units, Clearway Energy, Inc.	20	—	—	—	20
Distributions to tax equity investors, non-cash	—	—	—	(6)	(6)
Consolidation of DGPV Holdco 3	1	—	—	—	1
Mesquite Star Drop Down	4	—	—	—	4
Distributions paid to CEG on Class B and Class D units	(11)	(25)	—	—	(36)
Distributions paid to Clearway Energy, Inc.	—	(27)	—	—	(27)
Balances at September 30, 2020	1,747	65	(36)	378	2,154

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
For the Nine Months Ended September 30, 2019
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members' Equity
Balances at December 31, 2018	$1,940	$86	$(44)	$200	$2,182
Net loss	—	(48)	—	(6)	(54)
Unrealized (loss) gain on derivatives	—	—	(3)	1	(2)
Buyout of Wind TE Holdco noncontrolling interest.	(9)	—	—	(10)	(19)
Contributions from tax equity interests, net of distributions, cash	—	—	—	19	19
Contributions from CEG for Oahu Partnership, non-cash	10	—	—	2	12
Cumulative effect of change in the accounting principle	—	(3)	—	—	(3)
Distributions paid to CEG on Class B and Class D units	—	(17)	—	—	(17)
Distributions paid to Clearway Energy, Inc.	—	(22)	—	—	(22)
Balances at March 31, 2019	$1,941	$(4)	$(47)	$206	$2,096
Net (loss) income	—	(33)	—	2	(31)
Unrealized gain on derivatives	—	—	5	—	5
Distributions to noncontrolling interests, net of contributions, cash	(2)	—	—	(28)	(30)
Contributions from CEG for Kawailoa, Repowering Partnerships, non-cash	(15)	3	—	18	6
Distributions paid to CEG on Class B and Class D units	(6)	(11)	—	—	(17)
Distributions paid to Clearway Energy, Inc., non-cash	(13)	—	—	—	(13)
Distributions paid to Clearway Energy, Inc.	(21)	—	—	—	(21)
Balances at June 30, 2019	$1,884	$(45)	$(42)	$198	$1,995
Net income (loss)	—	50	—	(25)	25
Unrealized loss on derivatives	—	—	(1)	—	(1)
Distributions to noncontrolling interests, net of contributions, cash	(3)	—	—	(1)	(4)
Contributions from CEG for Kawailoa, Repowering Partnerships, non-cash	12	—	—	(11)	1
Distributions paid to CEG on Class B and Class D units	(17)	—	—	—	(17)
Distributions paid to Clearway Energy, Inc.	(22)	—	—	—	(22)
Balances at September 30, 2019	$1,854	$5	$(43)	$161	$1,977

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
The Company’s environmentally-sound asset portfolio includes over 6,201 MW of wind, solar and natural gas-fired power generation facilities. Through this diversified and contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Nearly all of these assets sell substantially all of their output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 13 years as of September 30, 2020 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,456 net MWt and electric generation capacity of 39 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
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
As a result of the Class C common stock issuance under the ATM Programs of Clearway Energy, Inc. during the nine months ended September 30, 2020, Clearway Energy, Inc. owns 57.58% of the economic interests of Clearway Energy LLC, with CEG retaining 42.42% of the economic interests of Clearway Energy LLC as of September 30, 2020.

The following table represents the structure of the Company as of September 30, 2020:

GIP III Zephyr Acquisition Partners, L.P.
Clearway Energy Group LLC
Public shareholders
Class B Units and Class D Units Aggregate 42.42% Economic Interest
Class B Common Stock and Class D Common Stock Aggregate 54.93% Voting Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock Aggregate 45.07% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 57.58% Economic Interest
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2020, and the results of operations, comprehensive income (loss) and cash flows for the nine months ended September 30, 2020 and 2019.
PG&E Bankruptcy Update
On July 1, 2020, PG&E emerged from bankruptcy and assumed the Company's contracts without modification. In addition, PG&E paid to the Company's applicable projects the portion of the invoices corresponding to the electricity delivered for the period between January 1 and January 28, 2019. These invoices related to the pre-petition period services and any payment therefore required the approval by the Bankruptcy Court. During the three months ended September 30, 2020, the Company entered into waiver agreements with the lenders to the respective financing agreements related to the PG&E Bankruptcy and all previously restricted distributions were paid out of distribution reserve accounts at the Company's subsidiaries affected by the PG&E Bankruptcy as of October 31, 2020. A description of changes to the financial statements resulting from PG&E's emergence from bankruptcy is noted below in Note 2, Summary of Significant Accounting Policies, Note 5, Fair Value of Financial Instruments and Note 7, Long-term Debt.

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
Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $176 million and $125 million as of September 30, 2020 and December 31, 2019, respectively. During October 2020, the last of the previously restricted cash of $34 million was paid out of a distribution reserve account at a subsidiary affected by the PG&E Bankruptcy to Clearway Energy Operating LLC.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	September 30, 2020	December 31, 2019
	(In millions)
Cash and cash equivalents	$359	$152
Restricted cash	178	262
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$537	$414
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. As of September 30, 2020, these restricted funds were comprised of $74 million designated to fund operating expenses, approximately $46 million designated for current debt service payments, and $28 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $30 million is held in distribution reserve accounts.
Accumulated Depreciation, Accumulated Amortization
The following table presents the accumulated depreciation included in the property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$2,135	$1,880
Intangible Assets Accumulated Amortization	461	394
Distributions
The following table lists distributions paid on the Company's Class A, B, C and D units during the nine months ended September 30, 2020:

	Third Quarter 2020	Second Quarter 2020	First Quarter 2020
Distributions per Class A, B, C and D unit	$0.3125	$0.2100	$0.2100
On October 27, 2020 the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.318 per unit payable on December 15, 2020 to unit holders of record as of December 1, 2020.

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
Power Purchase Agreements
The majority of the Company’s revenues are obtained through PPAs or other contractual agreements. Energy, capacity and where applicable, renewable attributes, from the majority of the Company’s renewable energy assets and certain conventional energy plants is sold through long-term PPAs and tolling agreements to a single counterparty, which is often a utility or commercial customer. The majority of these PPAs are accounted for as leases. Previously ASC 840, and currently ASC 842, requires the minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. Management's judgment is required in determining the economic life of each generating facility, in evaluating whether certain lease provisions constitute minimum payments or represent contingent rent and other factors in determining whether a contract contains a lease and whether the lease is an operating lease or sales-type lease.
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

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category for the three and nine months ended September 30, 2020 and 2019 respectively:

	Three months ended September 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$3	$166	$27	$196
Capacity revenue(a)	119	—	24	143
Contract amortization	(6)	(15)	(1)	(22)
Other revenue	—	6	9	15
Total operating revenue	116	157	59	332
Less: Lease revenue	(122)	(153)	—	(275)
Less: Contract amortization	6	15	1	22
Total revenue from contracts with customers	$—	$19	$60	$79
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$3	$153	$—	$156
Capacity revenue	119	—	—	119
Total	$122	$153	$—	$275

	Nine months ended September 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$6	$486	$77	$569
Capacity revenue(a)	338	—	50	388
Contract amortization	(18)	(46)	(2)	(66)
Other revenue	—	12	24	36
Mark-to-market for economic hedges	—	(8)	—	(8)
Total operating revenue	326	444	149	919
Less: Mark-to-market for economic hedges	—	8	—	8
Less: Lease revenue	(344)	(449)	(1)	(794)
Less: Contract amortization	18	46	2	66
Total revenue from contracts with customers	$—	$49	$150	$199
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$6	$449	$1	$456
Capacity revenue	338	—	—	338
Total	$344	$449	$1	$794

	Three months ended September 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$2	$167	$33	$202
Capacity revenue(a)	89	—	14	103
Contract amortization	(1)	(16)	(1)	(18)
Mark-to-market for economic hedges	—	(2)	—	(2)
Other revenue	—	2	9	11
Total operating revenue	90	151	55	296
Less: Mark-to-market for economic hedges	—	2	—	2
Less: Lease revenue	(91)	(160)	(1)	(252)
Less: Contract amortization	1	16	1	18
Total revenue from contracts with customers	$—	$9	$55	$64

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$2	$160	$1	$163
Capacity revenue	89	—	—	89
Total	$91	$160	$1	$252

	Nine months ended September 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$4	$441	$91	$536
Capacity revenue(a)	253	—	41	294
Contract amortization	(4)	(46)	(2)	(52)
Mark-to-market for economic hedges	—	(9)	—	(9)
Other revenue	—	6	22	28
Total operating revenue	253	392	152	797
Less: Mark-to-market for economic hedges	—	9	—	9
Less: Lease revenue	(257)	(416)	(2)	(675)
Less: Contract amortization	4	46	2	52
Total revenue from contracts with customers	$—	$31	$152	$183
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$4	$416	$2	$422
Capacity revenue	253	—	—	253
Total	$257	$416	$2	$675

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
Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s balance sheet as of September 30, 2020:

(In millions)
Accounts receivable, net - Contracts with customers	$37
Accounts receivable, net - Leases	119
Total accounts receivable, net	$156

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

Summarized financial information for the Company's consolidated VIEs consisted of the following as of September 30, 2020:

(In millions)	Oahu Solar Partnership	Kawailoa Partnership	Elbow Creek TE Holdco	Wildorado TE Holdco	DGPV Holdco 3	Alta TE Holdco	Spring Canyon	Buckthorn Renewables LLC	Other (a)
Other current and non-current assets	$25	$24	$10	$16	$61	$58	$3	$3	$5
Property, plant and equipment	182	142	102	244	329	363	82	209	8
Intangible assets	—	—	1	—	1	228	—	—	—
Total assets	207	166	113	260	391	649	85	212	13
Current and non-current liabilities	125	116	27	12	276	44	5	7	3
Total liabilities	125	116	27	12	276	44	5	7	3
Noncontrolling interest	25	35	74	107	3	38	29	62	—
Net assets less noncontrolling interests	$57	$15	$12	$141	$112	$567	$51	$143	$10

(a) Other is comprised of Crosswinds and Hardin projects.
The discussion below describes material changes to VIEs during the nine months ended September 30, 2020.
DGPV Holdco 3 LLC
DGPV Holdco 3 owns approximately 113 MW of distributed solar capacity, based on cash to be distributed, with a weighted average remaining contract life of approximately 21 years as of September 30, 2020. On May 29, 2020, the final construction projects for DGPV Holdco 3 were placed in service which resulted in a reconsideration event for consolidation of the entity. Upon the reconsideration event, the Company determined that it was the primary beneficiary of DGPV Holdco 3, as it is entitled to 99% of allocations of income and cash distributions from the entity. As such, effective on May 29, 2020, the Company consolidates DGPV Holdco 3, and shows the interest owned by CEG as noncontrolling interest. DGPV Holdco 3 owns an interest in two tax equity funds with tax equity investors, both of which are consolidated by DGPV Holdco 3, and the interests owned by the tax equity investors are shown as noncontrolling interests. The Company removed its investment in DGPV Holdco 3 of $155 million as of May 29, 2020 and recorded the difference between the net assets consolidated and the investment balance as a reduction to noncontrolling interests.
The following table shows the balances that were consolidated effective on May 29, 2020:

(In millions)	May 29, 2020
Current assets	$32
Property, plant and equipment	331
Intangible assets	1
Other non-current assets	37
Total assets	$401
Debt	206
Other current and non-current liabilities	84
Total liabilities	$290
Noncontrolling interests and redeemable noncontrolling interests	6
Net assets less noncontrolling interests	$105

Prior to the reconsideration event described above, the Company invested $10 million of cash in DGPV Holdco 3 during the first half of 2020.
DGPV Holdco Consolidation
On November 2, 2020, the Company acquired the Class B membership interests in DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3, or DGPV Holdco Entities, from Renew DG Holdings LLC, a subsidiary of CEG, and an SREC contract for $44 million in cash consideration. The Company previously held the Class A membership interests in the DGPV Holdco Entities and accounted for its interests in DGPV Holdco 1 and DGPV Holdco 2 as equity method investments, while DGPV Holdco 3 was consolidated by the Company effective May 29, 2020 as described above. As further described in Note 7, Long-term Debt, subsequent to the acquisition of the remaining interests in the DGPV Holdco Entities, the Company transferred its interests to DG-CS Master Borrower LLC, and issued debt that was utilized to repay existing project-level debt outstanding and unwind interest rate swaps for certain of the tax equity arrangements related to the underlying project funds. Effective with the acquisition of the Class B membership interests of the DGPV Holdco Entities, the Company consolidates all of the DGPV Holdco Entities, including DG-CS Master Borrower LLC, and its subsidiaries, which consist of seven tax equity funds that collectively own approximately 172 distributed solar projects with a combined 286 MW of capacity. Each of the tax equity funds is a VIE, where the Company is the primary beneficiary and consolidates the fund, with the tax equity investor's interest shown as noncontrolling interest or redeemable noncontrolling interest. The acquired SREC contract, a contract to receive incremental cash flows related to renewable energy credits from certain of the underlying solar projects, will be considered a derivative financial instrument.

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

The Company utilizes the HLBV method to determine the net income or loss allocated to tax equity noncontrolling interest. The Company recorded a de minimis loss and a loss of $36 million attributable to the noncontrolling interest of Wildorado TE Holdco for the three and nine months ending September 30, 2020 and recorded a loss of $1 million and $9 million attributable to the noncontrolling interest of Elbow Creek TE Holdco for the three and nine months ending September 30, 2020, respectively.

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

Mesquite Star Pledgor LLC
On September 1, 2020, the Company, through its indirect subsidiary Mesquite Star HoldCo LLC, acquired the Class A membership interests in Mesquite Star Pledgor LLC from Clearway Renew LLC, a subsidiary of CEG, for $79 million in cash consideration. Mesquite Star Pledgor LLC is the primary beneficiary and consolidates its interest in a tax equity fund that owns the Mesquite Star wind project, a 419 MW utility scale wind project located in Fisher County, Texas. A majority of the project’s output is backed by contracts with investment grade counterparties with a 12 year weighted average contract life. The transaction is reflected in the Company's Renewables segment and was funded with cash on hand. Mesquite Star Pledgor LLC is a VIE and the Company is not the primary beneficiary. Accordingly, the Company recorded the acquired interest as an equity method investment. The membership interests acquired by the Company relate to interests under common control by GIP and were recorded at historical cost. The difference between the $79 million cash paid and the historical value of the Company's acquired interests of $83 million was recorded as an adjustment to contributed capital.
The Company's maximum exposure to loss as of September 30, 2020 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Utah Solar Portfolio (a)	50%	$268
Desert Sunlight	25%	257
Agua Caliente Solar	16%	89
GenConn	50%	90
DGPV Holdco 1 LLC (a)	95%	81
DGPV Holdco 2 LLC (a)	95%	63
San Juan Mesa	75%	42
Elkhorn Ridge	66.7%	39
Avenal	50%	(5)
Mesquite Star (a)	50%	77
		$1,001
(a) VIEs and tax equity structures and economic interest are based on cash to be distributed

The following tables present summarized financial information for the Company's significant equity method investments:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Income Statement Data:
DGPV Holdco 3 (a)
Operating revenue	$—	$9	$14	$22
Operating income	—	6	6	11
Net income (loss)	$—	$16	$(12)	$24

(a) Year to date as of the reconsideration event on May 29, 2020

(In millions)	As of September 30, 2020	As of December 31, 2019
Balance Sheet Data:
DGPV Holdco 3 (a)
Current assets	$—	$39
Non-current assets	—	371
Current liabilities	—	61
Non-current liabilities	—	216
Redeemable noncontrolling interest	$—	$(1)
(a) DGPV Holdco 3 was no longer an equity method investment as of the reconsideration event on May 29, 2020

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
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Long-term debt, including current portion (a)	$6,799	$6,875	$6,813	$6,913

(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of non-publicly traded long-term debt of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020		As of December 31, 2019
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,874	$5,001	$1,735	$5,221

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2020		As of December 31, 2019
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2	Level 3	Level 2	Level 3
Derivative liabilities:
Commodity contracts	$—	$17	$—	$9
Interest rate contracts	169	—	83	—
Total liabilities	$169	$17	$83	$9

(a) There were no derivative assets classified as Level 1, Level 2 or Level 3 and no liabilities classified as Level 1 as of September 30, 2020 and as of December 31, 2019.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the condensed consolidated financial statements using significant unobservable inputs:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(17)	$(7)	$(9)	$—
Total losses for the period included in earnings	—	(2)	(8)	(2)
Purchases	—	—	—	(7)
Ending balance	$(17)	$(9)	$(17)	$(9)
Change in unrealized losses included in earnings for derivatives held as of September 30, 2020	$—		$8

Derivative Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. For some of the Company’s energy contracts, management receives quotes from multiple sources. To the extent that multiple quotes are received, the prices reflect the average of the bid-ask mid-point prices obtained from all sources believed to provide the most liquid market for the commodity. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of September 30, 2020, contracts valued with prices provided by models and other valuation techniques make up 9% of derivative liabilities.
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

The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of September 30, 2020:

	September 30, 2020
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$—	$(17)	Discounted Cash Flow	Forward Market Price (per MWh)	9.21	37.46	16.32
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2020:

Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of September 30, 2020, the non-performance reserve was a $10 million gain recorded primarily in interest expense in the consolidated statements of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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

Note 6 — Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company's 2019 Form 10-K.
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of September 30, 2020, the Company had interest rate derivative instruments on non-recourse debt extending through 2043, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodities
As of September 30, 2020, the Company had energy-related derivative instruments extending through 2029. At September 30, 2020, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy of the Company's open derivative transactions broken out by type:

		Total Volume
		September 30, 2020	December 31, 2019
Commodity	Units	(In millions)
Natural Gas	MMBtu	1	2
Power	MWh	(2)	(2)
Interest	Dollars	$1,769	$1,788

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Liabilities
	September 30, 2020	December 31, 2019
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$7	$3
Interest rate contracts long-term	14	11
Total Derivatives Designated as Cash Flow Hedges	21	14
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	29	13
Interest rate contracts long-term	119	56
Commodity contracts long-term	17	9
Total Derivatives Not Designated as Cash Flow Hedges	165	78
Total Derivatives	$186	$92

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of September 30, 2020 and December 31, 2019, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by the counterparty master agreement level as of September 30, 2020 and December 31, 2019:

As of September 30, 2020	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative liabilities	$(17)	$—	$(17)
Total commodity contracts	(17)	—	(17)
Interest rate contracts:
Derivative liabilities	(169)	—	(169)
Total interest rate contracts	(169)	—	(169)
Total derivative instruments	$(186)	$—	$(186)

As of December 31, 2019	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative liabilities	$(9)	$(1)	$(10)
Total commodity contracts	(9)	(1)	(10)
Interest rate contracts:
Derivative liabilities	(83)	1	(82)
Total interest rate contracts	(83)	1	(82)
Total derivative instruments	$(92)	$—	$(92)

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Accumulated OCL beginning balance	$(46)	$(42)	$(37)	$(45)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	$3	4	7	21
Mark-to-market of cash flow hedge accounting contracts	$6	(5)	(7)	(19)
Accumulated OCL attributable to Clearway Energy LLC	$(37)	$(43)	$(37)	$(43)
Losses expected to be realized from OCL during the next 12 months	$(13)		$(13)
Impact of Derivative Instruments on the Statements of Operations
Gains and losses related to the Company's derivatives are recorded in the consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Interest Rate Contracts (Interest Expense)	$39	$(28)	$(53)	$(82)
Mark-to-market economic hedging activities (a)	—	—	(8)	—

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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2019 Form 10-K. Long-term debt consisted of the following:

(In millions, except rates)	September 30, 2020	December 31, 2019	September 30, 2020 interest rate % (a)	Letters of Credit Outstanding at September 30, 2020
Long-term debt — affiliate, due 2020(b)	$—	$44	3.325
Intercompany Note with Clearway Energy, Inc.	2	—	1.490
2024 Senior Notes(c)	—	88	5.375
2025 Senior Notes	600	600	5.750
2026 Senior Notes	350	350	5.000
2028 Senior Notes	850	600	4.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (d)	—	—	L+2.00	59
Project-level debt:
Alpine, due 2022(e)	—	119	L+2.00	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	816	844	5.696 - 7.015	29
Buckthorn Solar, due 2025	127	129	L+1.750	26
Carlsbad Holdco, due 2038	215	216	4.210	9
Carlsbad Energy Holdings LLC, due 2027 and 2038	568	582	various	67
Chestnut Borrower, LLC, due 2024	109	—	L+2.50	8
CS4 Borrower, due 2026	103	—	L+2.00	4
CVSR, due 2037	675	696	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	176	182	4.680	13
Duquesne, due 2059	95	95	4.620	—
El Segundo Energy Center, due 2023	250	303	L+1.875 - L+2.500	138
Energy Center Minneapolis Series D, E, F, G, H Notes, due 2025-2037	327	328	various	—
Laredo Ridge, due 2028	80	84	L+2.125	10
Kansas South, due 2030	23	24	L+2.25	2
Kawailoa Solar Holdings LLC, due 2026	82	82	L+1.375	13
Marsh Landing, due 2023	164	206	L+2.125	38
NIMH Solar, due 2024	193	—	L+2.00	11
Oahu Solar Holdings LLC, due 2026	90	91	L+1.375	11
Repowering Partnership Holdco LLC, due 2020 (c)	—	228	L+.85	—
South Trent, due 2028	39	43	L+1.350	12
Tapestry, due 2031	147	156	L+1.375	18
Utah Solar Holdings, due 2036	296	—	3.59	9
Utah Solar Portfolio, due 2022(e)	—	254	L+1.625	—
Viento, due 2023	35	42	L+2.00	12
Walnut Creek, due 2023	140	175	L+1.75	80
Other(f)	242	296	various	29
Subtotal project-level debt:	4,992	5,175
Total debt	6,794	6,857
Less current maturities	(363)	(1,824)
Less net debt issuance costs	(79)	(77)
Add premiums(g)	5	—
Total long-term debt	$6,357	$4,956
(a) As of September 30, 2020, L+ equals 3 month LIBOR plus x%, except for Viento, due 2023 and Kansas South, due 2030 where L+ equals 6 month LIBOR plus x%
(b) Matured and repaid in the second quarter of 2020
(c) Repaid in the first quarter of 2020, as further described below
(d) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement
(e) Repaid in the third quarter of 2020, as further described below
(f) December 31, 2019 includes Blythe and Roadrunner debt outstanding of $14 million and $28 million, respectively which were repaid in the third quarter of 2020, as further described below
(g) Premiums relate to the 2028 Senior Notes

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of September 30, 2020, the Company was in compliance with all of the required covenants. The discussion below describes material changes to or additions of long-term debt for the nine months ended September 30, 2020.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of September 30, 2020, the Company had no outstanding borrowings under the revolving credit facility and $59 million in letters of credit outstanding. The Company had no borrowings under the revolving credit facility during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company borrowed $265 million under the revolving credit facility, and subsequently repaid $265 million utilizing the proceeds from the issuance of additional 2028 Senior Notes, as described below, and cash on hand.
2028 Senior Notes
On May 21, 2020, the Company completed the issuance of an additional $250 million in aggregate principal amount of its 4.750% Senior Notes due 2028. The 2028 Senior Notes bear interest at 4.75% and mature on March 15, 2028. Interest on the 2028 Senior Notes is payable semi-annually on March 15 and September 15 of each year, and interest payments will commence on September 15, 2020. The 2028 Senior Notes are unsecured obligations of Clearway Energy Operating, LLC and are guaranteed by Clearway Energy, LLC and by certain of Clearway Energy Operating LLC’s wholly owned current and future subsidiaries. The notes were issued at a price of 102% of par plus accrued interest from December 11, 2019. The net proceeds were utilized to repay the $45 million outstanding principal amount of Clearway Energy, Inc.’s 2020 Convertible Notes on June 1, 2020, as well as to repay amounts outstanding under the Company's revolving credit facility and for general corporate purposes.
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
Project - level Debt
PG&E Bankruptcy
On July 1, 2020, PG&E emerged from bankruptcy and assumed the Company's contracts without modification. In addition, PG&E paid to the Company's applicable projects the portion of the invoices corresponding to the electricity delivered between January 1 and January 28, 2019. These invoices related to the pre-petition period services and any payment therefore required the approval of the Bankruptcy Court. During the three months ended September 30, 2020, the Company entered into waiver agreements with the lenders to the respective financing agreements related to the PG&E Bankruptcy.
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
DG-CS Master Borrower LLC
On November 2, 2020, DG-CS Master Borrower LLC, a wholly owned subsidiary of Clearway Energy Operating LLC, entered into a financing arrangement, which included the issuance of a $467 million term loan, as well as $30 million in letters of credit in support of debt service. The notes bear interest at 3.51% and mature on September 30, 2040. The proceeds from the loan were utilized to repay existing project-level debt outstanding for Chestnut Borrower LLC, Renew Solar CS 4 Borrower LLC, DGPV 4 Borrower LLC and Puma Class B LLC of $107 million, $102 million, $92 million and $73 million respectively and unwind related interest rate swaps in the amount of $42 million. The remaining proceeds were utilized to pay related fees and expenses and in part to acquire the Class B membership interests in the DGPV Holdco Entities and an SREC contract from CEG as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Concurrent with the refinancing, the projects were transferred under DG-CS Master Borrower LLC and the obligations under the financing arrangement are supported by the Company's interest in the projects.
Utah Solar Holdings, LLC
On September 1, 2020, Utah Solar Holdings, LLC, or Utah Solar, entered into a financing arrangement, which included the issuance of approximately $296 million in senior secured notes supported by the Company’s interest in the Utah projects (Four Brothers, Granite Mountain and Iron Springs, previously defined as the Utah Solar Portfolio), as well as $16 million in letters of credit in support of debt service obligations. The notes bear interest at 3.59% per annum and mature on December 31, 2036. The proceeds from the issuance were utilized to repay existing debt outstanding of approximately $247 million for the Utah projects and to unwind the related interest rate swaps in the amount of $33 million. The remaining proceeds were utilized to pay related fees and expenses, with the remaining $9 million distributed to Clearway Energy Operating LLC.
NIMH Solar LLC
On September 30, 2020, NIMH Solar LLC, a wholly owned subsidiary of Clearway Energy Operating LLC, entered into a financing arrangement, which included the issuance of $193 million under a term loan facility, as well as $16 million in letters of credit in support of debt service and project obligations. The term loan bears annual interest rate of LIBOR, plus an applicable margin, which is 2.00% per annum through the third party anniversary of closing, and 2.125% per annum thereafter through the maturity date in September 2024. The proceeds from the term loan were utilized to repay existing project-level debt outstanding for Alpine, Blythe and Roadrunner of $117 million, $14 million and $27 million, respectively. The remaining proceeds were utilized to pay related fees and expenses and along with existing project level cash provided a distribution to Clearway Energy Operating LLC of $45 million. Concurrent with the refinancing, the Alpine, Blythe and Roadrunner projects were transferred under NIMH Solar LLC and the obligations under the financing arrangement are supported by the Company’s interests in the projects.

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

	Three months ended September 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$116	$157	$59	$—	$332
Cost of operations	21	33	41	—	95
Depreciation, amortization and accretion	34	61	7	—	102
General and administrative	—	—	1	8	9
Transaction and integration costs	—	—	—	1	1
Development costs	—	—	2	—	2
Operating income (loss)	61	63	8	(9)	123
Equity in earnings of unconsolidated affiliates	3	16	—	—	19
Other income (expense), net	1	—	(1)	(1)	(1)
Loss on debt extinguishment	—	(6)	—	—	(6)
Interest expense	(17)	(39)	(6)	(22)	(84)
Net Income (Loss)	$48	$34	$1	$(32)	$51
Total Assets	$2,615	$6,210	$627	$189	$9,641

	Three months ended September 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$90	$151	$55	$—	$296
Cost of operations	13	35	36	—	84
Depreciation, amortization and accretion	26	81	7	—	114
General and administrative	—	1	1	5	7
Development costs	—	—	1	—	1
Operating income (loss)	51	34	10	(5)	90
Equity in earnings of unconsolidated affiliates	3	35	—	—	38
Other income, net	—	2	—	—	2
Interest expense	(13)	(65)	(5)	(22)	(105)
Net Income (Loss)	$41	$6	$5	$(27)	$25

	Nine months ended September 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$326	$444	$149	$—	$919
Cost of operations	67	108	100	—	275
Depreciation, amortization and accretion	100	182	21	—	303
General and administrative	—	1	4	24	29
Transaction and integration costs	—	—	—	2	2
Development costs	—	—	4	—	4
Operating income (loss)	159	153	20	(26)	306
Equity in earnings of unconsolidated affiliates	6	16	—	—	22
Gain on sale of unconsolidated affiliate	—	—	—	49	49
Other income, net	1	1	—	—	2
Loss on debt extinguishment	—	(6)	—	(3)	(9)
Interest expense	(69)	(190)	(16)	(69)	(344)
Net Income (Loss)	$97	$(26)	$4	$(49)	$26

	Nine months ended September 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$253	$392	$152	$—	$797
Cost of operations	43	103	99	—	245
Depreciation, amortization and accretion	76	193	20	—	289
Impairment losses	—	—	19	—	19
General and administrative	—	1	2	16	19
Transaction and integration costs	—	—	—	2	2
Development costs	—	—	4	—	4
Operating income (loss)	134	95	8	(18)	219
Equity in earnings of unconsolidated affiliates	7	45	—	—	52
Other income, net	1	4	—	1	6
Loss on debt extinguishment	—	(1)	—	—	(1)
Interest expense	(45)	(213)	(13)	(65)	(336)
Net Income (Loss)	$97	$(70)	$(5)	$(82)	$(60)

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
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned project subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, to these subsidiaries. The Company incurred total expenses for these services of $9 million and $27 million for each of the three and nine months ended September 30, 2020, respectively. The Company incurred total expenses for these services of $8 million and $22 million for each of the three and nine months ended September 30, 2019, respectively. There was a balance of $9 million and $7 million due to RENOM as of September 30, 2020 and December 31, 2019, respectively.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned project subsidiaries of the Company are parties to administrative services agreements with Clearway Asset Services and Clearway Solar Asset Management, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $3 million and $7 million for each of the three and nine months ended September 30, 2020, respectively. The Company incurred expenses under these agreements of $2 million and $5 million for each of the three and nine months ended September 30, 2019, respectively.
CEG Master Services Agreements
The Company is a party to Master Services Agreements with CEG, or MSAs, pursuant to which CEG and certain of its affiliates or third party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. Amounts due to CEG or its subsidiaries related to these MSAs are recorded as accounts payable - affiliate and amounts due to the Company from CEG and subsidiaries are recorded as accounts receivable - affiliate on the Company's consolidated balance sheet. The Company incurred expenses of $0.6 million and $2 million under these agreements for each of the three and nine months ended September 30, 2020, respectively. The expenses under these agreements were immaterial to the Company's financials for each of the three and nine months ended September 30, 2019.

Note 10 — Condensed Consolidating Financial Information
As of September 30, 2020, Clearway Energy Operating LLC had outstanding $600 million of the 2025 Senior Notes, $350 million of the 2026 Senior Notes and $850 million of the 2028 Senior Notes, collectively Senior Notes, as described in Note 10, Long-term Debt to the consolidated financial statements included in the Company's 2019 Form 10-K. These Senior Notes are guaranteed by the Company, as well as certain of the Company's subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include the rest of the Company's subsidiaries, including those that are subject to project financing.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of September 30, 2020:

Alta Wind 1-5 Holding Company, LLC	Portfolio Solar I, LLC
Alta Wind Company, LLC	RPV Holding LLC
CBAD Holdings II, LLC	Solar Flagstaff One LLC
Central CA Fuel Cell 1, LLC	Solar Iguana LLC
Clearway Energy LLC	Solar Las Vegas MB 1 LLC
Clearway Energy Operating LLC	Solar Tabernacle LLC
Clearway Solar Star LLC	South Trent Holdings LLC
CWEN Pinnacle Repowering Holdings LLC	SPP Asset Holdings, LLC
DG SREC HoldCo LLC	SPP Fund II Holdings, LLC
DGPV Holding LLC	SPP Fund II, LLC
ECP Uptown Campus Holdings LLC	SPP Fund II-B, LLC
Energy Center Caguas Holdings LLC	SPP Fund III, LLC
Energy Center Fajardo Holdings LLC	Thermal Canada Infrastructure Holdings LLC
Energy Center Honolulu Holdings LLC	Thermal Hawaii Development Holdings LLC
Fuel Cell Holdings LLC	Thermal Infrastructure Development Holdings LLC
Mesquite Star Holdings LLC	UB Fuel Cell, LLC
NIMH Solar Holdings LLC	Utah Solar Master HoldCo LLC

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

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2020
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$4	$328	$1	$(1)	$332
Operating Costs and Expenses
Cost of operations	—	(1)	96	1	(1)	95
Depreciation, amortization and accretion	—	1	101	—	—	102
General and administrative	—	—	1	8	—	9
Transaction and integration costs	—	—	—	1	—	1
Development costs	—	—	2	—	—	2
Total operating costs and expenses	—	—	200	10	(1)	209
Operating Income (Loss)	—	4	128	(9)	—	123
Other Income (Expense)
Equity in earnings (loss) of consolidated affiliates	71	(21)	—	87	(137)	—
Equity in earnings of unconsolidated affiliates	—	2	2	15	—	19
Other income, net	—	—	2	(3)	—	(1)
Loss on debt extinguishment	—	—	(6)	—	—	(6)
Interest expense	—	—	(60)	(24)	—	(84)
Total other income (expense), net	71	(19)	(62)	75	(137)	(72)
Net Income (Loss)	71	(15)	66	66	(137)	51
Less: Net loss attributable to noncontrolling interests	—	—	(15)	(5)	—	(20)
Net Income (Loss) Attributable to Clearway Energy LLC	$71	$(15)	$81	$71	$(137)	$71

(a)All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2020
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$—	$10	$909	$2	$(2)	$919
Operating Costs and Expenses
Cost of operations	—	—	276	2	(3)	275
Depreciation, amortization and accretion	—	4	299	—	—	303
General and administrative	—	—	3	25	1	29
Transaction and integration costs	—	—	—	2	—	2
Development costs	—	—	2	2	—	4
Total operating costs and expenses	—	4	580	31	(2)	613
Operating Income (Loss)	—	6	329	(29)	—	306
Other Income (Expense)
Equity in earnings (loss) of consolidated affiliates	112	(15)	—	135	(232)	—
Equity in (losses) earnings of unconsolidated affiliates	—	(1)	4	19	—	22
Gain on sale of unconsolidated affiliate	—	—	—	49	—	49
Other income, net	—	—	2	—	—	2
Loss on debt extinguishment	—	—	(6)	(3)	—	(9)
Interest expense	—	—	(273)	(71)	—	(344)
Total other income (expense), net	112	(16)	(273)	129	(232)	(280)
Net Income (Loss)	112	(10)	56	100	(232)	26
Less: Net loss attributable to noncontrolling interests	—	—	(74)	(12)	—	(86)
Net Income (Loss) Attributable to Clearway Energy LLC	$112	$(10)	$130	$112	$(232)	$112
(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2020
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
(In millions)
Net Income (Loss)	$71	$(15)	$66	$66	$(137)	$51
Other Comprehensive Income
Unrealized income on derivatives	9	—	10	10	(19)	10
Other comprehensive income (loss)	9	—	10	10	(19)	10
Comprehensive Income (Loss)	80	(15)	76	76	(156)	61
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(15)	(5)	—	(20)
Comprehensive Income (Loss) Attributable to Clearway Energy LLC	$80	$(15)	$91	$81	$(156)	$81

(a) All significant intercompany transactions have been eliminated in consolidation.

For the Nine Months Ended September 30, 2020
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
(In millions)
Net Income (Loss)	$112	$(10)	$56	$100	$(232)	$26
Other Comprehensive Loss
Unrealized loss on derivatives	1	—	(2)	1	1	1
Other comprehensive income (loss)	1	—	(2)	1	1	1
Comprehensive Income (Loss)	113	(10)	54	101	(231)	27
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(74)	(12)	—	(86)
Comprehensive Income (Loss) Attributable to Clearway Energy LLC	$113	$(10)	$128	$113	$(231)	$113

(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2020
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$184	$—	$175	$—	$—	$359
Restricted cash	—	—	178	—	—	178
Accounts receivable — trade	—	3	152	1	—	156
Accounts receivable — affiliate	—	4	—	14	(18)	—
Inventory	—	—	42	—	—	42
Prepayments and other current assets	—	—	37	1	—	38
Total current assets	184	7	584	16	(18)	773
Property, plant and equipment, net	—	53	6,112	—	—	6,165
Other Assets
Investment in consolidated subsidiaries	1,611	668	—	3,451	(5,730)	—
Equity investments in affiliates	—	143	515	343	—	1,001
Intangible assets, net	—	10	1,361	—	—	1,371
Right of use assets, net	—	—	254	2	—	256
Other non-current assets	—	—	72	3	—	75
Total other assets	1,611	821	2,202	3,799	(5,730)	2,703
Total Assets	$1,795	$881	$8,898	$3,815	$(5,748)	$9,641
(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2020
(Continued)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations(a)	Consolidated
LIABILITIES AND MEMBERS' EQUITY	(In millions)
Current Liabilities
Current portion of long-term debt — external	$—	$—	$361	$—	$—	$361
Current portion of long-term debt — affiliate	—	—	—	2	—	2
Accounts payable	—	—	44	2	—	46
Accounts payable — affiliate	19	—	17	6	(18)	24
Derivative instruments	—	—	36	—	—	36
Accrued interest expense	—	—	29	19	—	48
Accrued expenses and other current liabilities	—	—	82	7	—	89
Total current liabilities	19	—	569	36	(18)	606
Other Liabilities
Long-term debt — external	—	—	4,570	1,787	—	6,357
Derivative instruments	—	—	150	—	—	150
Long-term lease liabilities	—	—	259	1	—	260
Other non-current liabilities	—	1	113	—	—	114
Total non-current liabilities	—	1	5,092	1,788	—	6,881
Total Liabilities	19	1	5,661	1,824	(18)	7,487
Commitments and Contingencies
Members' Equity
Contributed capital	1,747	910	2,787	2,080	(5,777)	1,747
Retained earnings (accumulated deficit)	65	(30)	138	(431)	323	65
Accumulated other comprehensive loss	(36)	—	(44)	(36)	80	(36)
Noncontrolling interest	—	—	356	378	(356)	378
Total Members' Equity	1,776	880	3,237	1,991	(5,730)	2,154
Total Liabilities and Members’ Equity	$1,795	$881	$8,898	$3,815	$(5,748)	$9,641
(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by (Used In) Operating Activities	$—	$(94)	$560	$(25)	$441
Cash Flows from Investing Activities
Intercompany transactions between Clearway Energy LLC and subsidiaries	82	—	—	(82)	—
Acquisition of Drop Down Assets	—	—	—	(79)	(79)
Consolidation of DGPV Holdco 3	—	—	17	—	17
Capital expenditures	—	—	(95)	—	(95)
Return of investment from unconsolidated affiliates	—	6	36	11	53
Investments in unconsolidated affiliates	—	(11)	—	—	(11)
Proceeds from sale of assets	—	—	—	90	90
Insurance proceeds	—	—	5	—	5
Net Cash Provided by (used in) Investing Activities	82	(5)	(37)	(60)	(20)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	164	99	(294)	31	—
Net contributions from noncontrolling interests	—	—	146	1	147
Buyout of Repowering Partnership II noncontrolling interest	—	—	—	(70)	(70)
Net proceeds from the issuance of Class C units	58	—	—	—	58
Payments of dividends and distributions	(147)	—	—	—	(147)
Payments of debt issuance costs	—	—	(8)	(2)	(10)
Proceeds from the revolving credit facility	—	—	—	265	265
Payments for the revolving credit facility	—	—	—	(265)	(265)
Proceeds from the issuance of long-term debt — external	—	—	520	255	775
Payments for long-term debt — external	—	—	(921)	(88)	(1,009)
Proceeds from long-term debt — affiliate	—	—	—	3	3
Payments for long-term debt — affiliate	—	—	—	(45)	(45)
Net Cash Provided by (Used in) Financing Activities	75	99	(557)	85	(298)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	157	—	(34)	—	123
Cash, Cash Equivalents and Restricted Cash at beginning of period	27	—	387	—	414
Cash, Cash Equivalents and Restricted Cash at end of period	$184	$—	$353	$—	$537

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2019
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
(In millions)
Operating Revenues
Total operating revenues	$—	$3	$293	$—	$—	$296
Operating Costs and Expenses
Cost of operations	—	—	84	—	—	84
Depreciation, amortization and accretion	—	2	112	—	—	114
General and administrative	—	—	1	6	—	7
Development costs	—	—	—	1	—	1
Total operating costs and expenses	—	2	197	7	—	206
Operating Income (Loss)	—	1	96	(7)	—	90
Other Income (Expense)
Equity in income of consolidated affiliates	49	6	—	42	(97)	—
Equity in earnings of unconsolidated affiliates	—	17	9	12	—	38
Other income, net	—	—	2	—	—	2
Interest expense	—	—	(83)	(22)	—	(105)
Total other income (expense), net	49	23	(72)	32	(97)	(65)
Net Income	49	24	24	25	(97)	25
Less: Net loss attributable to noncontrolling interests	—	—	(21)	(25)	21	(25)
Net Income Attributable to Clearway Energy LLC	$49	$24	$45	$50	$(118)	$50
(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2019

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
(In millions)
Operating Revenues
Total operating revenues	$—	$8	$789	$1	$(1)	$797
Operating Costs and Expenses
Cost of operations	—	1	244	1	(1)	245
Depreciation, amortization and accretion	—	5	284	—	—	289
Impairment losses	—	—	19	—	—	19
General and administrative	—	—	1	18	—	19
Transaction and integration costs	—	—	—	2	—	2
Development costs	—	—	—	4	—	4
Total operating costs and expenses	—	6	548	25	(1)	578
Operating Income (Loss)	—	2	241	(24)	—	219
Other Income (Expense)
Equity in (losses) income of consolidated affiliates	(32)	5	—	11	16	—
Equity in earnings of unconsolidated affiliates	—	27	7	18	—	52
Other income, net	1	—	5	—	—	6
Loss on debt extinguishment	—	—	(1)	—	—	(1)
Interest expense	—	—	(271)	(65)	—	(336)
Total other (expense) income, net	(31)	32	(260)	(36)	16	(279)
Net (Loss) Income	(31)	34	(19)	(60)	16	(60)
Less: Net loss attributable to noncontrolling interests	—	—	(18)	(29)	18	(29)
Net (Loss) Income Attributable to Clearway Energy LLC	$(31)	$34	$(1)	$(31)	$(2)	$(31)
(a) All significant intercompany transactions have been eliminated in consolidation.

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three months ended September 30, 2019
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
(In millions)
Net Income	$49	$24	$24	$25	$(97)	$25
Other Comprehensive Loss
Unrealized loss on derivatives	—	—	(1)	(2)	2	(1)
Other comprehensive loss	—	—	(1)	(2)	2	(1)
Comprehensive Income (Loss)	49	24	23	23	(95)	24
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(21)	(25)	21	(25)
Comprehensive Income Attributable to Clearway Energy LLC	$49	$24	$44	$48	$(116)	$49
(a) All significant intercompany transactions have been eliminated in consolidation.
For the Nine Months Ended September 30, 2019
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Eliminations (a)	Consolidated
(In millions)
Net (Loss) Income	$(31)	$34	$(19)	$(60)	$16	$(60)
Other Comprehensive Income
Unrealized gain on derivatives	2	—	4	2	(6)	2
Other comprehensive income	2	—	4	2	(6)	2
Comprehensive (Loss) Income	(29)	34	(15)	(58)	10	(58)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(18)	(28)	18	(28)
Comprehensive (Loss) Income Attributable to Clearway Energy LLC	$(29)	$34	$3	$(30)	$(8)	$(30)
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

CLEARWAY ENERGY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019
(Unaudited)

	Clearway Energy LLC	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Clearway Energy Operating LLC (Note Issuer)	Consolidated
	(In millions)
Net Cash Provided by Operating Activities	$59	$7	$258	$49	$373
Cash Flows from Investing Activities
Intercompany transactions between Clearway Energy LLC and subsidiaries	(210)	—	—	210	—
Acquisition	—	—	—	(100)	(100)
Acquisition of Drop Down Asset	—	—	—	(6)	(6)
Buyout of Wind TE Holdco noncontrolling interest	—	—	—	(19)	(19)
Capital expenditures	—	—	(200)	—	(200)
Return of investment from unconsolidated affiliates	—	7	26	4	37
Net investments in unconsolidated affiliates	—	(14)	—	—	(14)
Insurance proceeds	—	—	2	—	2
Net Cash (Used in) Provided by Investing Activities	(210)	(7)	(172)	89	(300)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	5	—	(6)	1	—
Net contributions (distributions) from noncontrolling interests	—	—	28	(43)	(15)
(Payments of) proceeds from distributions	(116)	—	(121)	121	(116)
Payment of debt issuance costs	—	—	(13)	(2)	(15)
Proceeds from the revolving credit facility	—	—	—	22	22
Payments for the revolving credit facility	—	—	—	(22)	(22)
Proceeds from the issuance of long-term debt-external	—	—	586	—	586
Payments for long-term debt — external	—	—	(480)	—	(480)
Payments for long-term debt — affiliate	(7)	—	—	(215)	(222)
Net Cash (Used in) Provided by Financing Activities	(118)	—	(6)	(138)	(262)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(269)	—	80	—	(189)
Cash, Cash Equivalents and Restricted Cash at beginning of period	298	—	285	—	583
Cash, Cash Equivalents and Restricted Cash at end of period	$29	$—	$365	$—	$394

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

Note 12 — Leases
Accounting for Leases
The Company evaluates each arrangement at inception to determine if it contains a lease. All of the Company’s leases are operating leases as of September 30, 2020.
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
Lease expense was comprised of the following:

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
	(In millions)
Operating lease cost - Fixed	$5	$2	$14	$6
Operating lease cost - Variable	2	3	7	10
Total lease cost	$7	$5	$21	$16

The Company lease liabilities as of September 30, 2020 and December 31, 2019 comprised of the following:

	September 30, 2020	December 31, 2019
	(In millions, except term and rate)

ROU Assets - operating leases, net	$256	$223

Short-term lease liability - operating leases (a)	7	7
Long-term lease liability - operating leases	260	227
Total lease liability	$267	$234

Weighted average remaining lease term	24	25
Weighted average discount rate	4.3%	4.4%

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Cash paid for operating leases	$13	$7

(a) Short-term lease liability balances are included within the accrued expenses and other current liabilities line item of the consolidated balance sheets as of September 30, 2020 and December 31, 2019.

Maturities of operating lease liabilities as of September 30, 2020 are as follows:

(In millions)
Remainder of 2020	$5
2021	18
2022	18
2023	18
2024	18
Thereafter	332
Total lease payments	409
Less imputed interest	(142)
Total lease liability - operating leases	$267
Oahu Solar Lease Agreements
The Oahu Solar projects are party to various land lease agreements with a wholly owned subsidiary of CEG. The projects are leasing the land for a period of 35 years, with the ability to renew the lease for two additional five year periods. The Company has a lease liability of $20 million and $21 million as of September 30, 2020 and December 31, 2019, respectively and a corresponding right-of-use asset of $18 million and $19 million related to leases as of September 30, 2020 and December 31, 2019, respectively.
Lessor
    The majority of the Company’s revenue is obtained through PPAs or other contractual agreements that are accounted for as leases. These leases are comprised of both fixed payments and variable payments contingent upon volumes or performance metrics. The terms of the leases are further described in Item 2 — MD&A, Introduction, Environmental, Regulatory of this Form 10-Q. Many of the leases have renewal options at the end of the lease term. Termination may be allowed under specific circumstances in the lease arrangements, such as under an event of default. All but one of the Company’s leases are operating leases. The remaining lease met the criteria of a sales-type lease and the impact of this sales-type lease to the consolidated financial statements was immaterial. Certain of these leases have both lease and non-lease components, and the Company allocates the transaction price to the components based on standalone selling prices.
As disclosed in Note 2, Summary of Significant Accounting Policies, the following amounts of energy and capacity revenue are related to the Company’s operating leases:

	Three months ended September 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$3	$153	$—	$156
Capacity revenue	119	—	—	119
Operating revenue	$122	$153	$—	$275

	Nine months ended September 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$6	$449	$1	$456
Capacity revenue	338	—	—	338
Operating revenue	$344	$449	$1	$794

	Three months ended September 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$2	$160	$1	$163
Capacity revenue	89	—	—	89
Operating revenue	$91	$160	$1	$252

	Nine months ended September 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$4	$416	$2	$422
Capacity revenue	253	—	—	253
Operating revenue	$257	$416	$2	$675

Minimum future rent payments under the operating leases for the remaining periods as of September 30, 2020.

(In millions)
Remainder of 2020	$117
2021	444
2022	450
2023	259
2024	106
Thereafter	1,605
Total lease payments	$2,981

Property, plant and equipment, net related to the Company’s operating leases were as follows:

(In millions)	September 30, 2020	December 31, 2019
Property, plant and equipment	$6,975	$6,942
Accumulated depreciation	(1,854)	(1,649)
Net property, plant and equipment	$5,121	$5,293

Note 13— Asset Impairments

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
As you read this discussion and analysis, refer to the Company's Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2020 and 2019. Also refer to the Company's 2019 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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

Executive Summary
Introduction and Overview
Clearway Energy LLC together with its consolidated subsidiaries, or the Company, is an energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. The Company is indirectly owned by Global Infrastructure Partners III. Global Infrastructure Management, LLC is an independent fund manager that invests in infrastructure assets in the energy and transport sectors, and Global Infrastructure Partners III is its third equity fund. The Company is sponsored by GIP through GIP's portfolio company, CEG.

The Company’s environmentally-sound asset portfolio includes over 6,201 MW of wind, solar and natural gas-fired power generation facilities, as well as district energy systems. Through this diversified and contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,456 net MWt and electric generation capacity of 39 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions. The weighted average remaining contract duration of these offtake agreements was approximately 13 years as of September 30, 2020 based on CAFD.
As of September 30, 2020, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
Carlsbad	100%	527	San Diego Gas & Electric	2038
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		2,472
Utility Scale Solar
Agua Caliente	16%	46	Pacific Gas and Electric	2039
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	154	City of Georgetown, TX	2043
CVSR	100%	250	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2034
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2039
Kansas South	100%	20	Pacific Gas and Electric	2033
Kawailoa (b) .	48%	24	Hawaiian Electric Company	2041
Oahu Solar Projects (b)	95%	58	Hawaiian Electric Company	2041
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
Utah Solar Portfolio (b) (e)	50%	265	PacifiCorp	2036
		1,157
Distributed Solar
Apple I LLC Projects	100%	3	Various	2032
AZ DG Solar Projects	100%	5	Various	2025 - 2033
Clearway Chestnut Projects(b)	99%	59	Various	2032 - 2034
Renew Solar CS4 Projects(b)	99%	54	Various	2029 - 2044
SPP Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	13	Various	2023 - 2039
		159

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b)	100%	122	Various	2029
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2022
Goat Wind	100%	150	Dow Pipeline Company	2025
Hardin	99%	15	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout	100%	38	Southern Maryland Electric Cooperative	2030
Mesquite Star (b)	50%	210	Various	2032 - 2035
Odin	99.9%	20	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	Southwestern Public Service Company	2027
		2,413

Thermal generation	100%	39	Various	Various

Total net generation capacity (c)		6,240

Thermal equivalent MWt(d)	97.1%	1,456	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of September 30, 2020
(b) Projects are part of tax equity arrangements and ownership percentage is based on cash to be distributed, as further described in Item 1 — Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities
(c) Clearway Energy, Inc.'s total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. Clearway Energy, Inc.'s generation capacity including this noncontrolling interest was 6,246 MWs
(d) For thermal energy, net capacity represents MWt for steam or chilled water and excludes 19 MWt available under the right-to-use provisions contained in agreements between one of the Company's thermal facilities and certain customers

Additionally, the Company is party to partnerships the purpose of which is to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 165 MW based on cash to be distributed pursuant to the partnership agreements as of September 30, 2020. For further discussions, see Item 1 — Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities of this Form 10-Q and Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the consolidated financial statements included in the Company's 2019 Form 10-K.

Significant Events
Pacific Gas and Electric Company Bankruptcy Update
•On July 1, 2020, PG&E emerged from bankruptcy and assumed the Company's contracts without modification. In addition, PG&E paid to the Company's applicable projects the portion of the invoices corresponding to the electricity delivered for the period between January 1 and January 28, 2019. These invoices related to the pre-petition period services and any payment therefore required the approval by the Bankruptcy Court. During the three months ended September 30, 2020, the Company entered into waiver agreements with the lenders to the respective financing agreements related to the PG&E Bankruptcy and all previously restricted distributions were paid out of distribution reserve accounts at the Company's subsidiaries affected by the PG&E Bankruptcy as of October 31, 2020.
Financing Activities
•On November 2, 2020, DG-CS Master Borrower LLC, a wholly owned subsidiary of Clearway Energy Operating LLC, entered into a financing arrangement, which included the issuance of a $467 million term loan, as well as $30 million in letters of credit in support of debt service. The notes bear interest at 3.51% and mature on September 30, 2040. The proceeds from the loan were utilized to repay existing project-level debt outstanding for Chestnut Borrower LLC, Renew Solar CS 4 Borrower LLC, DGPV 4 Borrower LLC and Puma Class B LLC of $107 million, $102 million, $92 million and $73 million respectively and unwind related interest rate swaps in the amount of $42 million. The remaining proceeds were utilized to pay related fees and expenses and in part to acquire the Class B membership interests in the DGPV Holdco Entities and an SREC contract from CEG as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Concurrent with the refinancing, the projects were transferred under DG-CS Master Borrower LLC and the obligations under the financing arrangement are supported by the Company's interest in the projects.
•On September 30, 2020, NIMH Solar LLC, a wholly-owned subsidiary of Clearway Energy Operating LLC, entered into a financing arrangement, which included the issuance of $193 million under a term loan facility, as well as $16 million in letters of credit in support of debt service and project obligations. The term loan bears annual interest rate of LIBOR, plus an applicable margin, which is 2.00% per annum through the third party anniversary of closing, and 2.125% per annum thereafter through the maturity date in September 2024. The term loans mature on September 30, 2024. The proceeds from the term loan were utilized to repay existing project-level debt outstanding for Alpine, Blythe and Roadrunner of $117 million, $14 million and $27 million, respectively. The remaining proceeds were utilized to pay related fees and expenses and along with existing project level cash provided a distribution to Clearway Energy Operating LLC of $45 million. Concurrent with the refinancing, the Alpine, Blythe and Roadrunner projects were transferred under NIMH Solar LLC and the obligations under the financing arrangement are supported by the Company’s interests in the projects.
•On September 1, 2020, Utah Solar Holdings, LLC, or Utah Solar, entered into a financing arrangement, which included the issuance of approximately $296 million in senior secured notes supported by the Company’s interest in the Utah projects (Four Brothers, Granite Mountain and Iron Springs, previously defined as the Utah Solar Portfolio). The notes bear interest at 3.59% per annum and mature on December 31, 2036. The proceeds from the issuance were utilized to repay existing debt outstanding of approximately $247 million for the Utah projects and to unwind the related interest rate swaps in the amount of $33 million. The remaining proceeds were utilized to pay related fees and expenses, with the remaining $9 million distributed to Clearway Energy Operating LLC.
•On May 21, 2020, Clearway Energy Operating LLC completed the sale of an additional $250 million aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes bear interest at 4.75% and mature on March 15, 2028. Interest on the 2028 Senior Notes is payable semi-annually on March 15 and September 15 of each year, and interest payments will commence on September 15, 2020. The 2028 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by the Company and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries. The proceeds from the additional 2028 Senior Notes were used to repay the $45 million outstanding long-term debt to Clearway Energy, Inc. which were in turn utilized to repay the $45 million outstanding principal amount of Clearway Energy, Inc.'s 2020 Convertible Notes on June 1, 2020, as well as to fund the repayment of outstanding borrowings under the Company's revolving credit facility and for general corporate purposes.

Drop Down Transactions
•On November 2, 2020, the Company acquired from CEG (i) the Class B membership interests in DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3, or DGPV Holdco Entities and (ii) an SREC contract for an aggregate of $44 million in cash consideration. The Company previously held the Class A membership interests in the DGPV Holdco Entities and accounted for its interests in DGPV Holdco 1 and DGPV Holdco 2 as equity method investments, while DGPV Holdco 3 was consolidated by the Company effective May 29, 2020.
•On November 2, 2020, the Company entered into agreements with Clearway Renew LLC, a subsidiary of CEG, to acquire 100% of the cash equity interests in Langford Holding LLC, which owns the Langford wind project, for cash consideration of approximately $64 million, subject to closing adjustments. The Langford wind project is a 160 MW utility scale wind project located in West Texas that is expected to achieve repowering commercial operations and close in the fourth quarter of 2020.
•On November 2, 2020, the CEG ROFO Agreement was amended to (i) add the assets comprising the cash equity partnership offer from CEG to the ROFO pipeline (ii) memorialize as a ROFO asset the contract related to the monetization of renewable energy credits associated with assets within the DGPV Holdco Entities; and (iii) extend the third-party negotiation periods for CEG's residual interest in Kawailoa and Oahu assets as well as the assets comprising the cash equity partnership offer from CEG to November 2, 2021.
•On October 2, 2020, CEG offered the Company an opportunity to enter into partnership arrangements alongside a third-party equity investor, which will, at close, own a 100% cash equity interest in a portfolio that will include (i) 1,204 MW from six geographically diversified wind, solar and solar storage assets expected to reach COD between the fourth quarter of 2020 and the fourth quarter of 2022 and ii) CEG's remaining cash equity interest in Mesquite Star Pledgor LLC, which owns the Mesquite Star wind project, a 419 MW utility scale wind facility that reached COD in June 2020. The Company’s ownership stake in the partnership arrangements is subject to further negotiation with the Company acting as managing member for the applicable partnerships. The investment is subject to negotiation, both with CEG and the third-party capital investor, and the review and approval by the Company’s Independent Directors.
•On September 1, 2020, the Company, through its indirect subsidiary Mesquite Star HoldCo LLC, acquired the Class A membership interests in Mesquite Star Pledgor LLC from Clearway Renew LLC, a subsidiary of CEG, for $79 million in cash consideration. Mesquite Star Pledgor LLC is the primary beneficiary and consolidates its interest in a tax equity fund that owns the Mesquite Star wind project, a 419 MW utility scale wind project located in Fisher County, Texas. A majority of the project’s output is backed by contracts with investment grade counterparties with a 12 year weighted average contract life.
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

Consolidation of DGPV Holdco 3
•On May 29, 2020, the final construction projects owned by DGPV Holdco 3 were placed in service which resulted in a reconsideration event. The Company determined that it will consolidate DGPV Holdco 3 effective on May 29, 2020 and show the interest owned by CEG as noncontrolling interest as of that date. This resulted in the consolidation of assets of $401 million and liabilities of $290 million as of May 29, 2020.
Black Start Services at Marsh Landing
•As of July 2020, all necessary regulatory approvals were obtained with respect to the Company's Marsh Landing project to provide black start capability in the greater San Francisco Bay area, which would restart Marsh Landing in the event of a blackout, under a five-year contract with the California Independent System Operator to support their emergency restoration of the electrical grid. The project has commenced construction activities and is expected to achieve commercial operations in the second quarter of 2021.
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
Proposed State Solar Photovoltaic Module Disposal and Recycling Regulations — On October 1, 2015, California enacted SB 489, which authorized California’s Department of Toxic Substances Control to adopt regulations to designate discarded photovoltaic modules, which are classified as hazardous waste, as universal waste subject to universal waste management. On April 19, 2019, the department proposed regulations that would allow discarded photovoltaic modules to be managed as universal waste. Comments on the proposed regulations were due by June 10, 2019, but the date was extended to January 8, 2020, as a result of text modifications. The final regulations have not yet been approved by the CA Office of Administrative Law, but is expected before years end. If approved the regulations would be effective January 1, 2021.
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
On February 3, 2020, the U.S. Fish and Wildlife Service published in the Federal Register a notice of proposed rulemaking to solicit public comment on a proposed regulation that would codify Solicitor’s Opinion M-37050 defining the scope of certain prohibitions under the MBTA. The proposed rule would clarify that criminal liability for pursuing, hunting, taking, capturing, or killing or attempting to take, capture or kill migratory birds is limited to actions directed at migratory birds, their nests, or their eggs. The proposed rule would have the effect of clarifying that these prohibitions do not extend to actions that only incidentally take or kill migratory birds as a result of otherwise lawful activities. Comments on the proposed rule were due by March 19, 2020. The final rule has not yet been published. On June 5, 2020, the US Fish and Wildlife Service made available the draft Environmental Impact Statement (DEIS) for the proposed rule to define the scope of the MBTA. A 45-day comment period on the DEIS was opened. The U.S. Department of Interior (DOI) may be close to issuing the final DEIS and rule regarding incidental take.
On August 11, 2020, the Southern District Court in New York vacated the DOI Solicitor's Opinion M-37050, finding there was not an adequate legal basis for the policy changes articulated in the guidance document. The case will likely be appealed by the Department of Justice (DOJ) and the DOI to the 2nd Circuit which notably has already found that the MTBA applied to incidental take. In light of the current Circuit Court splits on the issue, this would set the stage for a potential appeal to the Supreme Court.
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
As of the date of this report, the Company has not experienced any material financial or operational impacts related to COVID-19. All of the Company’s facilities have remained operational. The Company has experienced a decrease in volumetric sales at certain Thermal locations in part due to COVID-19 related impacts which has not resulted in any material financial impacts to the Company. The Company believes that all of its accounts receivable balances as of September 30, 2020 are collectible. The Company will continue to assess collectability based on any future developments.
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

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2020	2019	Change	2020	2019	Change
Operating Revenues
Energy and capacity revenues	$339	$305	$34	$957	$830	$127
Other revenues	15	11	4	36	28	8
Contract amortization	(22)	(18)	(4)	(66)	(52)	(14)
Mark-to-market economic hedging activities	—	(2)	2	(8)	(9)	1
Total operating revenues	332	296	36	919	797	122
Operating Costs and Expenses
Cost of fuels	28	20	8	58	54	4
Operations and maintenance	51	50	1	161	140	21
Other costs of operations	16	14	2	56	51	5
Depreciation, amortization and accretion	102	114	(12)	303	289	14
Impairment losses	—	—	—	—	19	(19)
General and administrative	9	7	2	29	19	10
Transaction and integration costs	1	—	1	2	2	—
Development costs	2	1	1	4	4	—
Total operating costs and expenses	209	206	3	613	578	35
Operating Income	123	90	33	306	219	87
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	19	38	(19)	22	52	(30)
Gain on sale of unconsolidated affiliate	—	—	—	49	—	49
Other income, net	(1)	2	(3)	2	6	(4)
Loss on debt extinguishment	(6)	—	(6)	(9)	(1)	(8)
Interest expense	(84)	(105)	21	(344)	(336)	(8)
Total other expense, net	(72)	(65)	(7)	(280)	(279)	(1)
Net Income (Loss)	51	25	26	26	(60)	86
Less: Loss attributable to noncontrolling interests and redeemable interests	(20)	(25)	5	(86)	(29)	(57)
Net Income (Loss) Attributable to Clearway Energy, LLC	$71	$50	$21	$112	$(31)	$143

	Three months ended September 30,		Nine months ended September 30,
Business metrics:	2020	2019	2020	2019
Renewables MWh generated/sold (in thousands) (a)	1,815	1,786	5,746	5,183
Thermal MWt sold (in thousands)	468	526	1,468	1,638
Thermal MWh sold (in thousands)	15	79	53	138
Conventional MWh generated (in thousands) (a) (b)	691	501	1,072	826
Conventional equivalent availability factor	98.9%	99.4%	94.3%	93.8%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold by the Company as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended September 30, 2020 and 2019
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the three months ended September 30, 2020 and 2019:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Three months ended September 30, 2020
Energy and capacity revenues	$122	$166	$51	$339
Other revenues	—	6	9	15
Cost of fuels	(1)	—	(27)	(28)
Contract amortization	(6)	(15)	(1)	(22)
Gross margin	115	157	32	304
Contract amortization	6	15	1	22
Economic gross margin	$121	$172	$33	$326

Three months ended September 30, 2019
Energy and capacity revenues	$91	$167	$47	$305
Other revenues	—	2	9	11
Cost of fuels	—	—	(20)	(20)
Contract amortization	(1)	(16)	(1)	(18)
Mark-to-market for economic hedging activities	—	(2)	—	(2)
Gross margin	90	151	35	276
Contract amortization	1	16	1	18
Mark-to-market for economic hedging activities	—	2	—	2
Economic gross margin	$91	$169	$36	$296

Gross margin increased by $28 million during the three months ended September 30, 2020, compared to the same period in 2019, due to a combination of the drivers summarized in the table below:

Segment		(In millions)
Conventional	Increase is due primarily to the acquisition of Carlsbad Energy in December 2019	$25
Renewables	Increase of $12 million from the consolidation of the Chestnut and CS4 Funds in May 2020, an increase of $7 million due to the Oahu and Kawailoa facilities achieving COD in late 2019 and an increase of $5 million related to the completion of the repowering of Elbow Creek and Wildorado, offset by a decrease of $16 million related to lower wind energy production primarily at Alta as well as a decrease of $2 million due to lower generation at CVSR	6
Thermal	Decrease of $2 million due to reduced customer demand in certain locations due to COVID-19 and a decrease of $1 million due to the sale of Dover in March 2, 2020	(3)
		$28
Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense decreased by $12 million during the three months ended September 30, 2020, compared to the same period in 2019, due primarily to a $20 million decrease in the Renewables segment, as the prior year included accelerated depreciation of approximately $26 million at the Wildorado and Elbow Creek projects in connection with the repowering activities, while the current period includes additional depreciation of $3 million for the Oahu and Kawailoa projects which reached COD in late 2019 and $3 million of additional depreciation due to the consolidation of the Chestnut and CS4 Funds in May 2020. This was offset in part by an $8 million increase in the Conventional segment related to the acquisition of the Carlsbad Energy Center in December 2019.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliate decreased by $19 million during the three months ended September 30, 2020, compared to the same period in 2019, driven by decreases in HLBV earnings for the Utah, RPV and DGPV investments, as well as HLBV losses for Mesquite Star which was acquired September 1, 2020.
Loss on Debt Extinguishment
Loss on debt extinguishment of $6 million during the three months ended September 30, 2020, relates to the repayment of debt for the Utah Solar Portfolio, Alpine, Blythe and Roadrunner, in connection with the related refinancing activities, as further described in Item 1 — Note 7, Long-term Debt.
Interest Expense
Interest expense decreased by $21 million during the three months ended September 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Change in fair value of interest rate swaps	$(32)
Reclassification of losses previously deferred in AOCI to the statement of operations in connection with project-level debt refinancing activities	6
Additional interest expense for Carlsbad Energy Center which was acquired on December 5, 2019	3
Increase in Corporate interest expense due primarily to issuance of the additional Senior Notes due 2028	2
$(21)

Income Attributable to Noncontrolling Interests
For the three months ended September 30, 2020, the Company had losses of $1 million attributable to CEG's interests in the Kawailoa, Oahu and Repowering partnerships, as well as losses of $19 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method.
For the three months ended September 30, 2019, the Company had a loss of $9 million attributable to CEG's interests in the Kawailoa, Oahu and Repowering partnerships, with no offset of income or loss attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method.

Management’s Discussion of the Results of Operations for the Nine Months Ended September 30, 2020 and 2019
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the nine months ended September 30, 2020 and 2019:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Nine months ended September 30, 2020
Energy and capacity revenue	$344	$486	$127	$957
Other revenue	—	12	24	36
Cost of fuels	(3)	—	(55)	(58)
Contract amortization	(18)	(46)	(2)	(66)
Mark-to-market for economic hedges	—	(8)	—	(8)
Gross margin	323	444	94	861
Contract amortization	18	46	2	66
Mark-to-market for economic hedges	—	8	—	8
Economic gross margin	$341	$498	$96	$935

Nine months ended September 30, 2019
Energy and capacity revenue	$257	$441	$132	$830
Other revenue	—	6	22	28
Cost of fuels	—	—	(54)	(54)
Contract amortization	(4)	(46)	(2)	(52)
Mark-to-market for economic hedging activities	—	(9)	—	(9)
Gross margin	253	392	98	743
Contract amortization	4	46	2	52
Mark-to-market for economic hedging activities	—	9	—	9
Economic gross margin	$257	$447	$100	$804

Gross margin increased by $118 million during the nine months ended September 30, 2020, compared to the same period in 2019 primarily due to a combination of the following:

Segment		(In millions)
Conventional	Increase is due primarily to the acquisition of Carlsbad Energy in December 2019	$70
Renewables	Increases of $19 million due to the Oahu and Kawailoa facilities achieving COD in late 2019, $16 million from the consolidation of the Chestnut and CS4 Funds in May 2020, $9 million due to the prior year outage at CVSR and $8 million related to the completion of the repowering of Elbow Creek and Wildorado	52
Thermal	Decreases of $4 million related to the sale of Dover on March 2, 2020 and $2 million due to reduced customer demand in certain locations related to COVID-19, offset by an increase of $2 million related to the acquisition of the Duquesne University Energy System on May 1, 2019	(4)
		$118
Operations and Maintenance Expense
Operations and maintenance expense increased by $21 million during the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to a $20 million increase in the Conventional segment related to the acquisition of the Carlsbad Energy Center in December 2019 and a $1 million increase in the Renewables segment.
Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased by $14 million during the nine months ended September 30, 2020, compared to the same period in 2019, due to a $24 million increase in the Conventional segment related to the acquisition of the Carlsbad Energy Center in December 2019, offset by a $10 million decrease in the Renewables segment, as the prior year included accelerated depreciation of approximately $26 million at the Wildorado and Elbow Creek projects in connection with the repowering activities, while the current period includes additional depreciation of $10 million related to the Oahu and Kawailoa projects which reached COD in late 2019 and $4 million of additional depreciation due to the consolidation of the Chestnut and CS4 Funds in May 2020.
Impairment Losses
Impairment losses of $19 million during the nine months ended September 30, 2019, relate to a facility within the Company's Thermal segment, as further described in Item 1 — Note 13, Asset Impairments.
General and Administrative Expense
General and administrative expense increased by $10 million during the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to an increase in MSA fees charged by CEG, personnel costs and consulting fees.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliate decreased by $30 million during the nine months ended September 30, 2020, compared to the same period in 2019, driven by decreases in HLBV earnings for the Utah, RPV and DGPV investments, as well as HLBV losses for Mesquite Star which was acquired September 1, 2020.
Gain on Sale of Unconsolidated Affiliate
On May 14, 2020, the Company sold its interests in RPV Holdco 1 LLC, or RPV Holdco, to a third party which resulted in a gain on sale of investment of approximately $49 million. For further discussion on this transaction, see Note 3 - Acquisition and Dispositions.
Loss on Debt Extinguishment
Loss on debt extinguishment of $9 million during the nine months ended September 30, 2020, is primarily related to the repayment of debt for the Utah Solar Portfolio, Alpine, Blythe and Roadrunner, related to refinancing activities, as further described in Item 1 — Note 7, Long-term Debt.

Interest Expense
Interest expense increased by $8 million during the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to the following:

(In millions)
Additional interest expense for Carlsbad Energy Center which was acquired on December 5, 2019	$20
Increase in Corporate interest expense due primarily to additional revolver borrowings and the issuance of the additional Senior Notes due 2028	5
Change in fair value of interest rate swaps	4
Decrease in interest expense due to lower principal balances of project level debt for the remainder of the portfolio	(13)
Reclassification of earnings previously deferred in AOCI to the statement of operations in connection with project-level debt refinancing activities	(8)
$8
Income Attributable to Noncontrolling Interests
For the nine months ended September 30, 2020, the Company had losses of $36 million attributable to CEG's interests in the Kawailoa, Oahu and Repowering partnerships and losses of $50 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method.
For the nine months ended September 30, 2019, the Company had a loss of $14 million attributable to CEG's interests in the Oahu, Kawailoa and Repowering partnerships, partially offset by income of $2 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method.

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
Current Liquidity Position
As of September 30, 2020 and December 31, 2019, the Company's liquidity was approximately $973 million and $839 million, respectively, comprised of cash, restricted cash and availability under the Company's revolving credit facility.

(In millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents:
Clearway Energy LLC, excluding subsidiaries	$183	$27
Subsidiaries	$176	125
Restricted cash:
Operating accounts	74	129
Reserves, including debt service, distributions, performance obligations and other reserves	104	133
Total cash, cash equivalents and restricted cash	$537	$414
Revolving credit facility availability	436	425
Total liquidity	$973	$839
The Company's liquidity includes $178 million and $262 million of restricted cash balances as of September 30, 2020 and December 31, 2019, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. As of September 30, 2020, these restricted funds were comprised of $74 million designated to fund operating expenses, approximately $46 million designated for current debt service payments, and $28 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $30 million is held in distribution reserve accounts.
As of September 30, 2020, the Company had no outstanding borrowings under the revolving credit facility and $59 million in letters of credit outstanding. The Company had no borrowings under the revolving credit facility during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company borrowed $265 million under the revolving credit facility, and subsequently repaid $265 million utilizing the proceeds from the issuance of additional 2028 Senior Notes, as described below, and cash on hand.
On July 1, 2020, PG&E emerged from bankruptcy and assumed the Company's contracts without modification. Subsequent to July 1, 2020, the Company collected all remaining receivables due from PG&E for pre-petition periods and during October 2020 the last cash distribution of $34 million was paid out of distribution reserve accounts at subsidiaries affected by the PG&E Bankruptcy to Clearway Energy Operating LLC.
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
The following table summarizes the credit ratings for the Company and its Senior Notes as of September 30, 2020:

	S&P	Moody's
Clearway Energy, Inc.	BB	Ba2
5.750% Senior Notes, due 2025	BB	Ba2
5.000% Senior Notes, due 2026	BB	Ba2
4.750% Senior Notes, due 2028	BB	Ba2

Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 1 — Note 7, Long-term Debt, to this Form 10-Q and Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2019 Form 10-K, the Company's financing arrangements consist corporate level debt, which includes Senior Notes, and the revolving credit facility; the ATM Programs; and project-level financings for its various assets.
Revolving Credit Facility
The Company has a total of $436 million available under the revolving credit facility as of September 30, 2020. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
DG-CS Master Borrower LLC
On November 2, 2020, DG-CS Master Borrower LLC, a wholly owned subsidiary of Clearway Energy Operating LLC, entered into a financing arrangement, which included the issuance of a $467 million term loan, as well as $30 million in letters of credit in support of debt service. The notes bear interest at 3.51% and mature on September 30, 2040. The proceeds from the loan were utilized to repay existing project-level debt outstanding for Chestnut Borrower LLC, Renew Solar CS 4 Borrower LLC, DGPV 4 Borrower LLC and Puma Class B LLC of $107 million, $102 million, $92 million and $73 million respectively and unwind related interest rate swaps in the amount of $42 million. The remaining proceeds were utilized to pay related fees and expenses and in part to acquire the Class B membership interests in the DGPV Holdco Entities and an SREC contract from CEG as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Concurrent with the refinancing, the projects were transferred under DG-CS Master Borrower LLC and the obligations under the financing arrangement are supported by the Company's interest in the projects.
Utah Solar Holdings, LLC
On September 1, 2020, Utah Solar Holdings, LLC, or Utah Solar, entered into a financing arrangement, which included the issuance of approximately $296 million in senior secured notes supported by the Company’s interest in the Utah projects (Four Brothers, Granite Mountain and Iron Springs, previously defined as the Utah Solar Portfolio). The notes bear interest at 3.59% per annum and mature on December 31, 2036. The proceeds from the issuance were utilized to repay existing debt outstanding of approximately $247 million for the Utah projects and to unwind the related interest rate swaps in the amount of $33 million. The remaining proceeds were utilized to pay related fees and expenses, with the remaining $9 million distributed to Clearway Energy Operating LLC.

NIMH Solar LLC
On September 30, 2020, NIMH Solar LLC, a wholly-owned subsidiary of Clearway Energy Operating LLC, entered into a financing arrangement, which included the issuance of $193 million under a term loan facility, as well as $16 million in letters of credit in support of debt service and project obligations. The term loan bears annual interest rate of LIBOR, plus an applicable margin, which is 2.00% per annum through the third party anniversary of closing, and 2.125% per annum thereafter through the maturity date in September 2024. The term loans mature on September 30, 2024. The proceeds from the term loan were utilized to repay existing project-level debt outstanding for Alpine, Blythe and Roadrunner of $117 million, $14 million and $27 million, respectively. The remaining proceeds were utilized to pay related fees and expenses and along with existing project level cash provided a distribution to Clearway Energy Operating LLC of $45 million. Concurrent with the refinancing, the Alpine, Blythe and Roadrunner projects were transferred under NIMH Solar LLC and the obligations under the financing arrangement are supported by the Company’s interests in the projects.
2028 Senior Notes
On May 21, 2020, Clearway Energy Operating LLC completed the sale of an additional $250 million aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes bear interest at 4.75% and mature on March 15, 2028. Interest on the 2028 Senior Notes is payable semi-annually on March 15 and September 15 of each year, and interest payments will commence on September 15, 2020. The 2028 Senior Notes are unsecured obligations of Clearway Energy Operating, LLC and are guaranteed by the Company and by certain of Clearway Energy Operating LLC’s wholly owned current and future subsidiaries. The notes were issued at a price of 102% of par plus accrued interest from December 11, 2019. The net proceeds were used to repay the outstanding long-term debt to Clearway Energy, Inc. which was in turn utilized to repay the $45 million outstanding principal amount of Clearway Energy Inc.'s 2020 Convertible Notes on June 1, 2020, as well as repay amounts outstanding under the Company’s revolving credit facility and for general corporate purposes.
ATM Programs
On August 6, 2020, Clearway Energy, Inc. entered into an equity distribution agreement with Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and UBS Securities LLC, as sales agents. Pursuant to the terms of the equity distribution agreement, Clearway Energy, Inc. may offer and sell shares of its Class C common stock from time to time through the sales agents up to an aggregate sales price of $150 million through an at-the-market equity offering program, or the 2020 ATM Program. During the third quarter, Clearway Energy, Inc. issued and sold 792,929 shares of Class C common stock for gross proceeds of $21 million. As of September 30, 2020, approximately $129 million of Class C common stock remains available for issuance under the 2020 ATM Program.
As of June 30, 2020, Clearway Energy, Inc. completed the issuance of shares of Class C common stock totaling $150 million under the 2016 ATM Program. During the first half of 2020, Clearway Energy, Inc. issued and sold 1,749,665 shares of Class C common stock for gross proceeds of $38 million under the 2016 ATM Program.
During the three and nine months ended September 30, 2020, Clearway Energy, Inc. incurred commission fees of $0.2 million and $0.6 million, respectively, related to the ATM Programs.
Clearway Energy, Inc. utilized the proceeds of the sales under the ATM Programs to acquire 2,542,594 Class C units of the Company and, as a result, Clearway Energy, Inc. currently owns 57.58% of the economic interests of the Company, with CEG retaining 42.42% of the economic interests of the Company.
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
For the nine months ended September 30, 2020, the Company used approximately $95 million to fund capital expenditures, including growth expenditures of $79 million, $48 million of which were incurred in connection with the repowering of the Elbow Creek and Wildorado facilities completed in the first quarter of 2020, as well as $7 million in connection with Oahu and Kawailoa Partnerships. The Company also incurred $20 million of growth capital expenditures in the Thermal segment in connection with various development projects. In addition, the Company incurred $16 million in maintenance capital expenditures. The Company estimates $32 million of maintenance expenditures for 2020. These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.
DGPV Holdco Consolidation
On November 2, 2020, the Company acquired the Class B membership interests in DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3, or DGPV Holdco Entities, as well as an SREC contract, from Renew DG Holdings LLC, a subsidiary of CEG for $44 million in cash consideration. The Company previously held the Class A membership interests in the DGPV Holdco Entities and accounted for its interests in DGPV Holdco 1 and DGPV Holdco 2 as equity method investments, while DGPV Holdco 3 was consolidated by the Company effective May 29, 2020. For further discussion, see Note 4 — Investments Accounted for by the Equity Method and Variable Interest Entities.
Purchase of Repowered Langford Wind Project
On November 2, 2020, the Company entered into agreements with Clearway Renew LLC, a subsidiary of CEG, to acquire 100% of the cash equity interests in Langford Holding LLC, which owns the Langford wind project, for cash consideration of approximately $64 million, subject to closing adjustments. The Langford wind project is a 160 MW utility scale wind project located in West Texas that is expected to achieve repowering commercial operations and close in the fourth quarter of 2020.
Mesquite Star Wind Drop Down Acquisition
On September 1, 2020, the Company, through its indirect subsidiary Mesquite Star HoldCo LLC, acquired the Class A membership interests in Mesquite Star Pledgor LLC from Clearway Renew LLC, a subsidiary of CEG, for $79 million in cash consideration. Mesquite Star Pledgor LLC is the primary beneficiary and consolidates its interest in a tax equity fund that owns the Mesquite Star wind project, a 419 MW utility scale wind project located in Fisher County, Texas. A majority of the project’s output is backed by contracts with investment grade counterparties with a 12 year weighted average contract life. The investment was funded with existing liquidity.

Cash Equity Partnership Offer
On October 2, 2020, CEG offered the Company an opportunity to enter into partnership arrangements alongside a third-party equity investor, which will, at close, own a 100% cash equity interest in a portfolio that will include (i) 1,204 MW from six geographically diversified wind, solar and solar storage assets expected to reach COD between the fourth quarter of 2020 and the fourth quarter of 2022 and ii) CEG's remaining cash equity interest in Mesquite Star Pledgor LLC, which owns the Mesquite Star wind project, a 419 MW utility scale wind facility that reached COD in June 2020. The Company’s ownership stake in the partnership arrangements is subject to further negotiation with the Company acting as managing member for the applicable partnerships. The investment is subject to negotiation, both with CEG and the third-party capital investor, and the review and approval by the Company’s Independent Directors.
Agreements to Acquire and Invest in a Portfolio of Renewable Energy Projects from CEG
On April 17, 2020, the Company entered into binding agreements related to the previously announced drop-down offer from CEG to enable the Company to acquire and invest in a portfolio of renewable energy projects. The following projects are included in the drop-down. The agreements commit the Company to invest approximately $241 million in corporate capital, subject to closing adjustments.
•Rattlesnake Wind: The Company signed agreements to acquire Rattlesnake Flat LLC, which owns the Rattlesnake Wind Project, a 144 net MW wind facility located in Adams County, WA. Corporate capital funding for the project and commercial operations for the project are expected to occur by the end of 2020.
•Remaining Interest in Repowering Partnership II LLC: On May 11, 2020 the Company acquired CEG's remaining interest in Repowering 1.0, which included the 161 MW Wildorado and 122 MW Elbow Creek wind projects, for cash consideration of $70 million.
•Pinnacle Wind Repowering: a new partnership with CEG to repower the Pinnacle Wind Project, a 55 net MW wind facility located in Mineral County, WV. The Company expects to invest approximately $241 million in corporate capital subject to closing adjustments for the above mentioned transactions. Closing is subject to the timing of projects achieving commercial operations. The investment at commercial operations excludes, subject to closing adjustments, an additional $27 million payment in 2031 at the Pinnacle Wind Repowering Partnership. The Company entered into binding agreements to acquire and invest in a portfolio of renewable energy projects.
Investment Partnership with CEG
During the nine months ended September 30, 2020, the Company invested $10 million in distributed generation partnerships with CEG.

Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of September 30, 2020, the Company had no outstanding borrowings under the revolving credit facility and $59 million in letters of credit outstanding. The Company had no borrowings under the revolving credit facility during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company borrowed $265 million under the revolving credit facility, and subsequently repaid $265 million utilizing the proceeds from the issuance of additional 2028 Senior Notes, as described above, and cash on hand.
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

The following table lists the distributions paid on the Company's Class A, B, C and D units during the nine months ended September 30, 2020:

	Third Quarter 2020	Second Quarter 2020	First Quarter 2020
Distributions per Class A, B, C and D unit	$0.3125	$0.2100	$0.2100
On October 27, 2020, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.318 per unit payable on December 15, 2020 to unit holders of record as of December 1, 2020.

Cash Flow Discussion
The following table reflects the changes in cash flows for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019:

	Nine months ended September 30,
	2020	2019	Change
	(In millions)
Net cash provided by operating activities	$441	$373	$68
Net cash used in investing activities	(20)	(300)	280
Net cash used in financing activities	$(298)	$(262)	$(36)

Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items	$46
Increase in dividend distributions received from unconsolidated affiliates	19
Increase in working capital driven primarily by the timing of accounts receivable collections and payments of accounts payable	3
$68
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Decrease in capital expenditures primarily driven by 2019 growth capital expenditures in the Renewables segment related to repowering of Elbow Creek and Wildorado	$105
Acquisition of Duquesne University District Energy System on May 1, 2019	100
Proceeds received from sale of RPV Holdco, Energy Center Dover LLC and Energy Center Smyrna LLC in 2020	90
Payment to buy out an existing tax equity partner of Wind TE Holdco on January 2, 2019	19
Increase in cash due to consolidation of DGPV Holdco LLC in May 2020	17
Increase in net distributions from unconsolidated affiliates in 2020	16
Increase in cash paid for Drop Down Assets due to investment in Mesquite Star in 2020, partially offset by acquisition of Oahu and Kawailoa partnership interests in 2019	(73)
Other	6
$280
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Increase in debt repayments in 2020 primarily driven by repayments of Renewable project level debt in 2020 partially offset by a reduction in Corporate level debt repayments in 2020 compared to 2019	$(529)
Payment to buy out CEG's noncontrolling interest in Repowering Partnership II LLC on May 11, 2020	(70)
Increase in dividends paid to unit holders in 2020	(31)
Increase in debt proceeds in 2020 primarily driven by issuance of 2028 Senior Notes	189
Decrease in net repayments of affiliate long-term debt in 2020 compared to 2019, primarily due to repayments in the first quarter 2019 to repay an intercompany demand note	180
Increase in net contributions received from noncontrolling interests in 2020 compared to 2019, primarily from tax equity contributions in Wildorado TE Holdco	162
Net proceeds received from equity issuance in 2020	58
Other	5
$(36)

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of September 30, 2020, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. DGPV Holdco 1 LLC, DGPV Holdco 2 LLC and GenConn are variable interest entities for which the Company is not the primary beneficiary. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $652 million as of September 30, 2020. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2020, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2020. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 1 — Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2019	$(92)
Contracts realized or otherwise settled during the period	51
Contracts acquired during the period	(29)
Contracts removed during the period	33
Changes in fair value	(149)
Fair value of contracts as of September 30, 2020	$(186)

	Fair value of contracts as of September 30, 2020
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(36)	$(57)	$(31)	$(45)	$(169)
Level 3	—	(3)	(6)	(8)	(17)
Total	$(36)	$(60)	$(37)	$(53)	$(186)

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
Recent Accounting Developments
See Item 1 — Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with the Company's power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk, and credit risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk of the Company's 2019 Form 10-K.
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
Most of the Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Item 15 — Note 10, Long-term Debt, to the Company's audited consolidated financial statements for the year ended December 31, 2019 included in the 2019 Form 10-K for more information about interest rate swaps of the Company's project subsidiaries.
If all of the interest rate swaps had been discontinued on September 30, 2020, the Company would have owed the counterparties $177 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2020, a 1% change in interest rates would result in an approximately $1 million change in market interest expense on a rolling twelve-month basis.
As of September 30, 2020, the fair value of the Company's debt was $6,875 million and the carrying value was $6,799 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by approximately $430 million.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million to the net value of derivatives as of September 30, 2020. The impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivatives contracts would cause a change of approximately $1 million to the net value of power derivatives as of September 30, 2020.

Counterparty Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; and (ii) the use of credit mitigation measures such as prepayment arrangements or volumetric limits. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. See Item 1 — Note 1, Nature of Business, and Note 5, Fair Value of Financial Instruments, to the consolidated financial statements for more information about concentration of credit risk.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through September 30, 2020, see Item 1 — Note 11, Contingencies, to this Form 10-Q.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
On November 2, 2020, Sarah Rubenstein was named the Company’s Vice President, Accounting and Controller, and the Company’s Principal Accounting Officer.

Ms. Rubenstein, 43, previously served as Assistant Controller of the Company since August 2018, where she was responsible for managing corporate accounting and financial reporting activities. Ms. Rubenstein served as Director of Accounting Research and Financial Reporting at NRG from 2012 to August 2018. In prior roles, Ms. Rubenstein served as Director of Finance at EPV Solar, Inc. and Senior Director of Financial Reporting at Warner Music Group. Ms. Rubenstein began her career as an auditor with PricewaterhouseCoopers.

In connection with her appointment, on November 2, 2020, Ms. Rubenstein received a grant of 5,122 Restricted Stock Units under Clearway Energy, Inc.'s Equity Incentive Plan, with an aggregate value of $150,000. Each Restricted Stock Unit is equivalent in value to one share of the Clearway Energy, Inc.'s Class C Common Stock. Under the grant, Ms. Rubenstein will receive from Clearway Energy, Inc. shares of Class C Common Stock ratably over a three-year period beginning on the first anniversary of the date of the grant.

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
4.4
Twelfth Supplemental Indenture, dated as of August 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 20, 2020.
4.5	Eighth Supplemental Indenture, dated as of August 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 20, 2020.
4.6	Fourth Supplemental Indenture, dated as of August 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 20, 2020.
10.1	Fourth Amendment to Right of First Offer Agreement, dated as of November 2, 2020, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY LLC (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Chief Financial Officer (Principal Financial Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: November 5, 2020	Vice President, Accounting & Controller (Principal Accounting Officer)