Form 10-Q
period 2021-03-31
Clearway Energy LLC
filed 2021-05-06
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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
Yes ☐       No ☒
As of April 30, 2021, there were 34,599,645 Class A units outstanding, 42,738,750 Class B units outstanding, 81,654,563 Class C units outstanding, and 42,738,750 Class D units outstanding. There is no public market for the registrant's outstanding units.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as well as the following:
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Senior Notes	$600 million aggregate principal amount of 5.750% unsecured senior notes due 2025, issued by Clearway Energy Operating LLC, which were repaid in March 2021
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by Clearway Energy Operating LLC
2028 Senior Notes	$850 million aggregate principal amount of 4.750% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.750% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest, tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
ATM Programs	At-The-Market Equity Offering Programs
CAFD	A non-GAAP measure, Cash Available for Distribution is defined as of March 31, 2021 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, adjustments to reflect CAFD generated by unconsolidated investments that were not able to distribute project dividends prior to PG&E's emergence from bankruptcy on July 1, 2020 and subsequent release post-bankruptcy, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments, and adjusted for development expenses.
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Master Services Agreements entered into as of August 31, 2018 between the Company, Clearway Energy LLC and Clearway Energy Operating LLC, and CEG
Clearway Energy LLC	The holding company through which the projects are owned by Clearway Energy Group LLC, the holder of Class B and Class D units of the Company, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of Clearway Energy, Inc.'s Class B and Class D common shares and Clearway Energy LLC's Class B and Class D units
Clearway Energy Operating LLC	The holder of the project assets that are owned by Clearway Energy LLC
COD	Commercial Operation Date
Company	Clearway Energy LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
Distributed Solar	Solar power projects, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets
Collectively, assets under common control acquired by the Company from NRG from January 1, 2014 through the period ended August 31, 2018 and from CEG from August 31, 2018 through the period ended March 31, 2021

Economic Gross Margin
A non-GAAP measure, energy and capacity revenue, less cost of fuels. See Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Management's discussion of the results of operations for the quarters ended March 31, 2021 and 2020 for a discussion of this measure.

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

HLBV	Hypothetical Liquidation at Book Value
LIBOR	London Inter-Bank Offered Rate
MBTA	Migratory Bird Treaty Act
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NPPD	Nebraska Public Power District
NRG	NRG Energy, Inc.
OCL	Other comprehensive loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RENOM	Clearway Renewable Operation & Maintenance LLC
RTO	Regional Transmission Organization
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2026 Senior Notes, the 2028 Senior Notes and the 2031 Senior Notes
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
Tax Act	Tax Cuts and Jobs Act of 2017
Thermal Business	The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
U.S.	United States of America
Utah Solar Portfolio	Collection consists of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, which are equity investments owned by Four Brothers Capital, LLC, Granite Mountain Capital, LLC, and Iron Springs Capital, LLC, respectively
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions)	2021	2020
Operating Revenues
Total operating revenues	$237	$258
Operating Costs and Expenses
Cost of operations	110	93
Depreciation, amortization and accretion	128	102
General and administrative	10	9
Transaction and integration costs	2	1
Development costs	1	1
Total operating costs and expenses	251	206
Operating (Loss) Income	(14)	52
Other Income (Expense)
Equity in earnings (losses) of unconsolidated affiliates	4	(13)
Other income, net	1	2
Loss on debt extinguishment	(42)	(3)
Interest expense	(45)	(167)
Total other expense, net	(82)	(181)
Net Loss	(96)	(129)
Less: Loss attributable to noncontrolling interests and redeemable interests	(67)	(39)
Net Loss Attributable to Clearway Energy, LLC	$(29)	$(90)

See accompanying notes to consolidated financial statements.
1

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(In millions)	2021	2020
Net Loss	$(96)	$(129)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivatives	13	(14)
Other comprehensive income (loss)	13	(14)
Comprehensive Loss	(83)	(143)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable interests	(64)	(39)
Comprehensive Loss Attributable to Clearway Energy LLC	$(19)	$(104)

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$144	$268
Restricted cash	287	197
Accounts receivable — trade	159	143
Inventory	43	42
Prepayments and other current assets	101	58
Total current assets	734	708
Property, plant and equipment, net	7,490	7,217
Other Assets
Equity investments in affiliates	645	741
Intangible assets for power purchase agreements, net	2,223	1,231
Other intangible assets, net	136	139
Derivative instruments	8	1
Right of use assets, net	348	337
Other non-current assets	140	114
Total other assets	3,500	2,563
Total Assets	$11,724	$10,488
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current portion of long-term debt — external	$500	$384
Current portion of long-term debt — affiliate	1	1
Accounts payable — trade	93	72
Accounts payable — affiliates	19	20
Derivative instruments	37	38
Accrued interest expense	39	44
Accrued expenses and other current liabilities	62	79
Total current liabilities	751	638
Other Liabilities
Long-term debt — external	7,463	6,585
Derivative instruments	107	135
Long-term lease liabilities	354	345
Other non-current liabilities	176	173
Total non-current liabilities	8,100	7,238
Total Liabilities	8,851	7,876
Commitments and Contingencies
Members' Equity
Contributed capital	1,640	1,723
Accumulated deficit	(79)	(50)
Accumulated other comprehensive loss	(23)	(33)
Noncontrolling interest	1,335	972
Total Members' Equity	2,873	2,612
Total Liabilities and Members’ Equity	$11,724	$10,488

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In millions)	2021	2020
Cash Flows from Operating Activities
Net Loss	$(96)	$(129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated affiliates	(4)	13
Distributions from unconsolidated affiliates	13	5
Depreciation, amortization and accretion	128	102
Amortization of financing costs and debt discounts	4	4
Amortization of intangibles	32	22
Loss on debt extinguishment	42	3
Reduction in carrying amount of right-of-use assets	2	2
Changes in derivative instruments	(27)	85
Cash used in changes in other working capital
Changes in prepaid and accrued liabilities for tolling agreements	(44)	(45)
Changes in other working capital	(3)	22
Net Cash Provided by Operating Activities	47	84
Cash Flows from Investing Activities
Acquisition of Agua Caliente, net of cash acquired	(111)	—
Acquisition of Drop Down Asset	(132)	—
Capital expenditures	(79)	(40)
Return of investment from unconsolidated affiliates	8	12
Investments in unconsolidated affiliates	—	(7)
Proceeds from sale of assets	—	15
Insurance proceeds	—	3
Net Cash Used in Investing Activities	(314)	(17)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	126	154
Contributions from CEG	103	—
Net proceeds from the issuance of Class C units	—	10
Payments of distributions	(66)	(42)
Proceeds from the revolving credit facility	195	180
Payments for the revolving credit facility	(170)	—
Proceeds from the issuance of long-term debt — external	1,004	31
Proceeds from issuance of long-term debt — affiliate	—	3
Payments of debt issuance costs	(15)	—
Payments for long-term debt — external	(957)	(437)
Other	13	—
Net Cash Provided by (Used in) Financing Activities	233	(101)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(34)	(34)
Cash, Cash Equivalents and Restricted Cash at beginning of period	465	414
Cash, Cash Equivalents and Restricted Cash at end of period	$431	$380

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
For the Three Months Ended March 31, 2021
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members' Equity
Balances at December 31, 2020	$1,723	$(50)	$(33)	$972	$2,612
Net loss	—	(29)	—	(68)	(97)
Unrealized gain on derivatives	—	—	10	3	13
(Distributions) contributions from CEG, non-cash	(2)	—	—	29	27
Contributions from CEG, cash	103	—	—	—	103
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	126	126
Agua Caliente acquisition	—	—	—	273	273
Rattlesnake Drop Down	(118)	—	—	—	(118)
Distributions paid to CEG on Class B and Class D units	(28)	—	—	—	(28)
Distributions paid to Clearway Energy, Inc.	(38)	—	—	—	(38)
Balance as of March 31, 2021	$1,640	$(79)	$(23)	$1,335	$2,873

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
For the Three Months Ended March 31, 2020
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members' Equity
Balances at December 31, 2019	$1,882	$5	$(37)	$323	$2,173
Net loss	—	(90)	—	(39)	(129)
Unrealized loss on derivatives	—	—	(14)	—	(14)
Contributions from CEG, cash	—	—	—	4	4
Contributions from tax equity interests, net of distributions, cash	—	—	—	150	150
Net proceeds from the sales of units, Clearway Energy, Inc.	10	—	—	—	10
Distributions to tax equity investors, non-cash	—	—	—	(1)	(1)
Distributions paid to CEG on Class B and Class D units	(18)	—	—	—	(18)
Distributions paid to Clearway Energy, Inc.	(24)	—	—	—	(24)
Balances at March 31, 2020	$1,850	$(85)	$(51)	$437	$2,151

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
The Company is one of the largest renewable energy owners in the U.S. with over 4,200 net MW of installed wind and solar generation projects. The Company's over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient generation facilities as well as a portfolio of district energy systems. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets.

Clearway Energy, Inc. consolidates the results of the Company through its controlling interest, with CEG's interest shown as non-controlling interest in the financial statements. The holders of the Clearway Energy, Inc.'s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from the Company through its ownership of the Company's Class B and Class D units.
Clearway Energy, Inc. owns 57.65% of the economic interests of the Company, with CEG owning 42.35% of the economic interests of the Company as of March 31, 2021.

The following table represents the structure of the Company as of March 31, 2021:

GIP III Zephyr Acquisition Partners, L.P.
Clearway Energy Group LLC
Public shareholders
Class B Units and Class D Units Aggregate 42.35% Economic Interest
Class B Common Stock and Class D Common Stock Aggregate 54.93% Voting Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock Aggregate 45.07% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 57.65% Economic Interest
Clearway Energy LLC
Clearway Energy Operating LLC
Project companies

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements included in the Company's 2020 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of March 31, 2021, and the results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2021 and 2020.

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

Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $111 million and $149 million as of March 31, 2021 and December 31, 2020, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	March 31, 2021	December 31, 2020
	(In millions)
Cash and cash equivalents	$144	$268
Restricted cash	287	197
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$431	$465
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. As of March 31, 2021, these restricted funds were comprised of $114 million designated to fund operating expenses, approximately $45 million designated for current debt service payments, and $93 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $35 million is held in distribution reserve accounts.
In 2020, the members of the partnerships holding the Oahu Solar and Kawailoa Solar projects submitted applications to the state of Hawaii for refundable tax credits based on the cost of construction of the projects. The Company recorded a receivable for these refundable tax credits of $49 million which is reflected in prepayments and other current assets on the Company's consolidated balance sheet as of March 31, 2021 with an offsetting reduction to the construction costs in property, plant and equipment, net. The Company received the cash proceeds from the refundable tax credits on April 7, 2021. In accordance with the projects' related agreements, the cash will be held in a restricted account and utilized to offset future invoiced amounts under the projects PPAs.
Accumulated Depreciation, Accumulated Amortization
The following table presents the accumulated depreciation included in the property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$2,447	$2,323
Intangible Assets Accumulated Amortization	519	487
Distributions
The following table lists distributions paid on the Company's Class A, B, C and D units during the three months ended March 31, 2021:

First Quarter 2021
Distributions per Class A, B, C and D unit	$0.324
On April 29, 2021 the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.329 per unit payable on June 15, 2021 to unit holders of record as of June 1, 2021.
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
Power Purchase Agreements, or PPAs
The majority of the Company’s revenues are obtained through PPAs or other contractual agreements. Energy, capacity and where applicable, renewable attributes, from the majority of the Company’s renewable energy assets and certain conventional energy plants is sold through long-term PPAs and tolling agreements to a single counterparty, which is often a utility or commercial customer. The majority of these PPAs are accounted for as leases. ASC 842 requires the minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. Judgment is required by management in determining the economic life of each generating facility, in evaluating whether certain lease provisions constitute minimum payments or represent contingent rent and other factors in determining whether a contract contains a lease and whether the lease is an operating lease or capital lease. Certain of these leases have no minimum lease payments and all of the rental income under these leases is recorded as contingent rent on an actual basis when the electricity is delivered.
Renewable Energy Credits, or RECs
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

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category for the three months ended March 31, 2021 and 2020, respectively:

	Three months ended March 31, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$1	$126	$29	$156
Capacity revenue(a)	107	—	13	120
Contract amortization	(6)	(25)	(1)	(32)
Other revenue	—	9	8	17
Mark-to-market for economic hedges	—	(24)	—	(24)
Total operating revenue	102	86	49	237
Less: Mark-to-market for economic hedges	—	24	—	24
Less: Lease revenue	(108)	(145)	(1)	(254)
Less: Contract amortization	6	25	1	32
Total revenue from contracts with customers	$—	$(10)	$49	$39
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$1	$145	$1	$147
Capacity revenue	107	—	—	107
Total	$108	$145	$1	$254

	Three months ended March 31, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$2	$125	$28	$155
Capacity revenue(a)	107	—	14	121
Contract amortization	(6)	(15)	(1)	(22)
Mark-to-market for economic hedges	—	(5)	—	(5)
Other revenue	—	2	7	9
Total operating revenue	103	107	48	258
Less: Lease revenue	(109)	(115)	(1)	(225)
Less: Contract amortization	6	15	1	22
Total revenue from contracts with customers	$—	$7	$48	$55
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$2	$115	$1	$118
Capacity revenue	107	—	—	107
Total	$109	$115	$1	$225
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

Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s balance sheet as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In millions)
Accounts receivable, net - Contracts with customers	$66	$57
Accounts receivable, net - Leases	93	86
Total accounts receivable, net	$159	$143

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

Note 3 — Acquisitions and Dispositions
2021 Acquisitions
Rattlesnake Drop Down — On January 12, 2021, the Company acquired CEG's equity interest and a third party investor's minority interest in CWSP Rattlesnake Holding LLC for $132 million. CWSP Rattlesnake Holding LLC indirectly consolidates the Rattlesnake wind project, a 160 MW wind facility with 144 MW of deliverable capacity in Adams County, Washington, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. The project has a 20-year PPA with Avista Corporation, which began when the facility reached commercial operations in December 2020. The Rattlesnake operations are included in the Company's Renewables segment. The acquisition was determined to be an asset acquisition and not a business combination, therefore the Company consolidated the financial information for Rattlesnake on a prospective basis. The membership interests acquired by the Company relate to interests under common control by GIP and were recorded at historical cost. The difference between the cash paid of $132 million and the historical cost of the Company's acquired interests of $14 million was recorded as an adjustment to contributed capital.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of January 12, 2021:

(In millions)	Rattlesnake
Current Assets	$8
Property, plant and equipment, net	200
Right-of-use asset	12
Total assets acquired	220

Debt(a)	176
Long-term lease liabilities	12
Other current and non-current liabilities	18
Total liabilities assumed	206
Net assets acquired	$14
(a) Repaid at acquisition date utilizing $107 million contributed by tax equity investor recorded in noncontrolling interest and $103 million contributed by CEG, both recorded as contributed capital. Of the $210 million contributed, $176 million was utilized to pay down the acquired debt, $29 million was utilized to fund project reserve accounts and $5 million was utilized to pay associated fees.
Agua Caliente Acquisition — On February 3, 2021, the Company acquired Agua Caliente Borrower 1 LLC from NRG Energy, Inc. for $202 million. Agua Caliente Borrower 1 LLC indirectly owns a 35% equity interest in Agua Caliente, a 290 MW solar project located in Dateland, Arizona in which the Company previously owned a 16% equity interest. The project has a 25-year PPA with PG&E, with approximately 19 years remaining under the agreement. Following the close of the transaction, the Company owns a 51% equity interest in Agua Caliente and consolidates Agua Caliente. The Agua Caliente operations are included in the Company's Renewables segment. The acquisition was determined to be an asset acquisition and the cash consideration of $202 million, net of restricted cash acquired of $91 million, represented a net cash outflow of $111 million, which was allocated to the fair value of the assets and liabilities acquired on the acquisition date. A third party investor holds the remaining 49% equity interest in Agua Caliente, which is reflected in noncontrolling interest, which was valued at historical carrying amount increased for the incremental fair value determined at the acquisition date.
The following is a summary of assets and liabilities acquired in connection with the acquisition as of February 3, 2021:

(In millions)	Agua Caliente
Restricted cash	$91
Property, plant and equipment, net	154
Intangible asset for power purchase agreement, net	1,022
Other currents assets	9
Total assets acquired	1,276

Accounts payable and other current liabilities	5
Debt	716
Total liabilities assumed	721
Noncontrolling interest	273
Equity method investment removed	(80)
Net assets acquired	$202
Fair value measurements
The fair values of the property, plant and equipment, and intangible assets at the acquisition date were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. Significant inputs were as follows:
Property, plant and equipment — The estimated fair values were determined primarily based on an income method using discounted cash flows and validated using a cost approach based on the replacement cost of the assets less economic obsolescence. The income approach was applied by determining the enterprise value for each acquired entity and subtracting the fair value of the intangible assets and working capital to determine the implied value of the tangible fixed assets. This methodology was primarily relied upon as the forecasted cash flows incorporate the specific attributes of each asset including age, useful life, equipment condition, and technology. The income approach also allows for an accurate reflection of current and expected market dynamics such as supply and demand and the regulatory environment as of the acquisition date.
Intangible assets — The fair value of the PPA acquired was determined utilizing a variation of the income approach where the incremental future cash flows resulting from the acquired PPA compared to the cash flows based on current market prices were discounted to present value at the weighted average cost of debt of the utility off-taker, as the PPA was determined to be a debt-like instrument for the off-taker. The values were corroborated with available market data. The PPA value will be amortized over a period of 19 years.
Long-term debt — The fair value of the long-term debt was determined by discounting future cash flows at current interest rates for similar instruments with equivalent credit quality.
Noncontrolling interest — The Company recorded the noncontrolling interest utilizing the cost accumulation model, as the acquisition was an asset acquisition, which maintained the carrying value for the pre-existing equity, with the value increased incrementally based on the value of the Company's newly acquired interest.
Mt. Storm Wind Acquisition — On April 23, 2021, the Company acquired 100% of the equity interests in NedPower Mount Storm LLC, or Mt. Storm, from a third party for approximately $96 million, excluding working capital adjustments. Mt. Storm is a 264 MW wind project located in Grant County, West Virginia. Mt. Storm will have a 10-year energy hedge with an investment-grade counterparty.
2020 Dispositions
Sale of Assets — On March 3, 2020, the Company, through Clearway Thermal LLC, sold 100% of its interests in Energy Center Dover LLC and Energy Center Smyrna LLC to DB Energy Assets, LLC for cash proceeds of approximately $15 million.

Note 4 — Investments Accounted for by the Equity Method and Variable Interest Entities
Entities that are Consolidated
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidation. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax attributes associated with wind and solar facilities, as further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company's 2020 Form 10-K.

Summarized financial information for the Company's consolidated VIEs consisted of the following as of March 31, 2021:

(In millions)	Alta TE Holdco	Buckthorn Renewables, LLC	DGPV Funds(a)	Kawailoa Partnership	Langford TE Partnership LLC	Lighthouse Renewable Holdco LLC
Other current and non-current assets	$60	$3	$88	$40	$15	$39
Property, plant and equipment	351	208	621	118	137	442
Intangible assets	221	—	16	—	2	—
Total assets	632	211	725	158	154	481
Current and non-current liabilities	43	9	76	102	18	112
Total liabilities	43	9	76	102	18	112
Noncontrolling interest	32	55	4	32	92	320
Net assets less noncontrolling interests	$557	$147	$645	$24	$44	$49

(a) DGPV Funds is comprised of DGPV Fund 2 LLC, Clearway & EFS Distributed Solar LLC, DGPV Fund 4 LLC, Golden Puma Fund LLC, Renew Solar CS4 Fund LLC and Chestnut Fund LLC.

(In millions)	Oahu Solar Partnership	Pinnacle Repowering Partnership LLC	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	Wildorado TE Holdco	Other (a)
Other current and non-current assets	$49	$10	$43	$32	$19	$20
Property, plant and equipment	150	91	211	256	236	181
Intangible assets	—	20	—	—	—	1
Total assets	199	121	254	288	255	202
Current and non-current liabilities	114	81	32	103	11	38
Total liabilities	114	81	32	103	11	38
Noncontrolling interest	13	—	104	151	125	100
Net assets less noncontrolling interests	$72	$40	$118	$34	$119	$64

(a) Other is comprised of Crosswinds, Hardin, Elbow Creek Holdco and Spring Canyon projects

The discussion below describes material changes to VIEs during the three months ended March 31, 2021.
Rattlesnake TE Holdco LLC — As described in Note 3, Acquisitions and Dispositions, on January 12, 2021, the Company acquired CEG's equity interest and a third party investor's minority interest in CWSP Rattlesnake Holding LLC for $132 million. CWSP Rattlesnake Holding LLC owns Rattlesnake Class B LLC, which owns the Class B membership interests in Rattlesnake TE Holdco LLC, which is a VIE. Rattlesnake Class B LLC is the primary beneficiary and managing member and consolidates its interest in Rattlesnake TE Holdco LLC, which owns the Rattlesnake wind project. Subsequent to the acquisition, on January 12, 2021 the third party tax equity investor contributed $107 million into Rattlesnake TE Holdco LLC in exchange for the Class A membership interests. The proceeds from the tax equity contribution along with cash contributed by CEG were used to repay $176 million of the outstanding principal under the Rattlesnake Class B LLC credit facility.
The Company utilizes the HLBV method to determine the net income or loss allocated to tax equity noncontrolling interest.
Pinnacle Repowering Partnership LLC — On February 26, 2021, the Company entered into an amended agreement with CWSP Pinnacle Holding LLC, an indirect subsidiary of CEG, with respect to Pinnacle Repowering Partnership LLC in order to facilitate the repowering of the Pinnacle wind project, a 55 net MW wind facility located in Mineral County, West Virginia. On March 10, 2021, the Company contributed its interest in the Pinnacle wind project to Pinnacle Repowering Partnership LLC concurrent with entering into a financing agreement as further described in Note 7, Long-term Debt. The Company owns 100% of the Class A membership interests in Pinnacle Repowering Partnership LLC, which is a VIE, and the Company consolidates its interest as the primary beneficiary and managing member. CWSP Pinnacle Holding LLC owns 100% of the Class B membership interests in Pinnacle Repowering Partnership LLC and is entitled to allocations of 15% of the cash distributions from the partnership. On March 10, 2021, CWSP Pinnacle Holding LLC contributed $27 million in equipment to the partnership, which was a transfer of assets under common control and recorded at historical cost in property, plant and equipment, with a corresponding non-cash contribution in Pinnacle Repowering Partnership LLC's noncontrolling interests.
Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, but for which it is not considered the primary beneficiary. The Company accounts for its interests in these entities under the equity method of accounting, as further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company's 2020 Form 10-K.
The Company's maximum exposure to loss as of March 31, 2021 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Avenal	50%	$(2)
Desert Sunlight	25%	241
Elkhorn Ridge	67%	35
GenConn(a)	50%	89
San Juan Mesa	75%	31
Utah Solar Portfolio(b)	50%	251
		$645
(a) GenConn is a variable interest entity.
(b) Economic interest based on cash to be distributed. Four Brothers Solar, LLC, Granite Mountain Holdings, LLC and Iron Springs Holdings, LLC are tax equity structures and VIEs.

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
For cash and cash equivalents, restricted cash, accounts receivable — trade, accounts payable — trade, current portion of accounts payable — affiliates, accrued expenses and other liabilities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Liabilities:
Long-term debt, including current portion — affiliate	$1	$1	$1	$1
Long-term debt, including current portion — external (a)	8,046	7,851	7,048	7,020

(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021		As of December 31, 2020
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$2,129	$5,723	$1,906	$5,115

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2021		As of December 31, 2020
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2	Level 3	Level 2	Level 3
Derivative assets:
Interest rate contracts	$8	$—	$1	$—
Other financial instruments (b)	—	27	—	29
Total assets	$8	$27	$1	$29
Derivative liabilities:
Commodity contracts	$—	$66	$—	$44
Interest rate contracts	78	—	129	—
Total liabilities	$78	$66	$129	$44

(a) There were no derivative assets classified as Level 1 or Level 3 and no liabilities classified as Level 1 as of March 31, 2021 and December 31, 2020.
(b) SREC contract acquired on November 2, 2020.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the condensed consolidated financial statements using significant unobservable inputs:

	Three months ended March 31,
	2021	2020
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(15)	$(9)
Total losses for the period included in earnings	(24)	(5)
Ending balance	$(39)	$(14)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of March 31, 2021	$(24)

Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of March 31, 2021, contracts valued with prices provided by models and other valuation techniques make up 46% of derivative liabilities and 100% of other financial instruments.
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

The following table quantifies the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of March 31, 2021:

	March 31, 2021
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$—	$(66)	Discounted Cash Flow	Forward Market Price (per MWh)	12.11	42.96	21.55
Other Financial Instruments	$27	$—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	80,872 MWh	131,374 MWh	126,063 MWh
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of March 31, 2021:

Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of March 31, 2021, the non-performance reserve was a $4 million gain recorded primarily to total operating revenues in the consolidated statement of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed under Item 15 — Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's 2020 Form 10-K, the following item is a discussion of the concentration of credit risk for the Company's financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) monitoring of counterparties' credit limits on as needed basis; (iii) as applicable, the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
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

Note 6 — Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company's 2020 Form 10-K.
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of March 31, 2021, the Company had interest rate derivative instruments on non-recourse debt extending through 2044, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodities
As of March 31, 2021, the Company had energy-related derivative instruments extending through 2032. At March 31, 2021, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as March 31, 2021 and December 31, 2020:

		Total Volume
		March 31, 2021	December 31, 2020
Commodity	Units	(In millions)
Natural Gas	MMBtu	1	1
Power	MWh	(8)	(8)
Interest	Dollars	$1,517	$1,600
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$7	$8
Interest rate contracts long-term	3	—	8	15
Total Derivatives Designated as Cash Flow Hedges	$3	$—	$15	$23
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	24	25
Interest rate contracts long-term	5	1	39	81
Commodity contracts current	—	—	6	5
Commodity contracts long-term	—	—	60	39
Total Derivatives Not Designated as Cash Flow Hedges	5	1	129	150
Total Derivatives	$8	$1	$144	$173

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of March 31, 2021 and December 31, 2020, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by counterparty master agreement level as of March 31, 2021 and December 31, 2020:

As of March 31, 2021	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(66)	$—	$(66)
Total commodity contracts	(66)	—	(66)
Interest rate contracts
Derivative assets	$8	$(6)	$2
Derivative liabilities	(78)	6	(72)
Total interest rate contracts	(70)	—	(70)
Total derivative instruments	$(136)	$—	$(136)

As of December 31, 2020	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(44)	$—	$(44)
Total commodity contracts	(44)	—	(44)
Interest rate contracts:
Derivative assets	$1	$—	$1
Derivative liabilities	(129)	—	(129)
Total interest rate contracts	(128)	—	(128)
Total derivative instruments	$(172)	$—	$(172)
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three months ended March 31,
	2021	2020
	(In millions)
Accumulated OCL beginning balance	$(35)	$(37)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	3	3
Mark-to-market of cash flow hedge accounting contracts	10	(17)
Accumulated OCL ending balance	(22)	(51)
Accumulated OCL attributable to noncontrolling interests	1	—
Accumulated OCL attributable to Clearway Energy, Inc.	$(23)	$(51)
Losses expected to be realized from OCL during the next 12 months	$(12)
Amounts reclassified from accumulated OCL into income are recorded to interest expense.
Impact of Derivative Instruments on the Statements of Income
Gains and losses related to the Company's derivatives are recorded in the consolidated statement of operations as follows:

	Three months ended March 31,
	2021	2020
	(In millions)
Interest Rate Contracts (Interest Expense)	$47	$(79)
Mark-to-market economic hedging activities (a)	(22)	(5)

(a) Relates to long-term power hedges at Elbow Creek Wind Project LLC, or Elbow Creek, and Mesquite Star Special LLC, or Mesquite Star

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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2020 Form 10-K. Long-term debt consisted of the following:

(In millions, except rates)	March 31, 2021	December 31, 2020	March 31, 2021 interest rate % (a)	Letters of Credit Outstanding at March 31, 2021
Intercompany Note with Clearway Energy, Inc.	$1	$1	1.490
2025 Senior Notes	—	600	5.750
2026 Senior Notes	350	350	5.000
2028 Senior Notes	850	850	4.750
2031 Senior Notes	925	—	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (b)	25	—	L+1.500	70
Project-level debt:
Agua Caliente Solar LLC, due 2037	716	—	2.395- 3.633	45
Alta Wind Asset Management LLC, due 2031	14	14	L+2.50	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	800	800	5.696- 7.015	44
Alta Wind Realty Investments LLC, due 2031	25	25	7.000	—
Borrego, due 2024 and 2038	57	57	Various	4
Buckthorn Solar, due 2025	126	126	L+1.750	22
Carlsbad Energy Holdings LLC, due 2027	156	156	L+1.625	77
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, due 2038	210	210	4.210	5
CVSR Holdco Notes, due 2037	169	176	4.680	13
CVSR, due 2037	662	675	2.339 - 3.775	—
DG-CS Master Borrower LLC, due 2040	462	467	3.510	30
Duquesne, due 2059	95	95	4.620	—
El Segundo Energy Center, due 2023	213	250	L+1.875 - L+2.500	138
Energy Center Minneapolis Series D, E, F, G, H Notes, due 2025-2037	327	327	Various	—
Kawailoa Solar Portfolio LLC, due 2026	80	81	L+1.375	14
Laredo Ridge, due 2028	76	78	L+2.125	9
Marsh Landing, due 2023	135	146	L+2.375	57
NIMH Solar, due 2024	189	191	L+2.00	12
Oahu Solar Holdings LLC, due 2026	88	89	L+1.375	10
Pinnacle Repowering Partnership HoldCo LLC, due 2021	79	—	L+1.00	2
Rosie Class B LLC, due 2027	80	80	L+1.75	19
Tapestry Wind LLC, due 2031	89	143	L+1.375	12
Utah Solar Holdings, due 2036	290	290	3.590	11
Walnut Creek, due 2023	116	126	L+1.75	91
WCEP Holdings, LLC, due 2023	33	35	L+3.00	—
Other	197	199	Various	39
Subtotal project-level debt:	5,891	5,243
Total debt	8,042	7,044
Less current maturities	(501)	(385)
Less net debt issuance costs	(83)	(79)
Add premiums(c)	5	5
Total long-term debt	$7,463	$6,585

(a) As of March 31, 2021, L+ equals 3 month LIBOR plus x%, except Clearway Energy Operating LLC Revolving Credit Facility, due 2023, Marsh Landing, due 2023, Pinnacle Repowering Partnership HoldCo LLC, due 2021, and Walnut Creek, due 2023, where L+ equals 1 month LIBOR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) Premiums relate to the 2028 Senior Notes.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of March 31, 2021, the Company was in compliance with all of the required covenants. The discussion below describes material changes to or additions of long-term debt for the three months ended March 31, 2021.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of March 31, 2021, the Company had $25 million of borrowings under the revolving credit facility and $70 million in letters of credit outstanding. During the three months ended March 31, 2021, the Company borrowed $195 million under the revolving credit facility, and subsequently repaid $170 million, utilizing cash on hand and proceeds from the issuance of the 2031 Senior Notes as described below.
2031 Senior Notes
On March 9, 2021, Clearway Energy Operating LLC completed the sale of $925 million of senior unsecured notes due 2031, or the 2031 Senior Notes. The 2031 Senior Notes bear interest at 3.750% and mature on February 15, 2031. Interest on the 2031 Senior Notes is payable semi-annually on February 15 and August 15 of each year, and interest payments will commence on August 15, 2021. The 2031 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by the Company and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries. The net proceeds from the 2031 Senior Notes were used to repurchase the 2025 Senior Notes, as well as to repay amounts outstanding under the Company’s revolving credit facility and for general corporate purposes.
2025 Senior Notes Tender Offer and Redemption
On March 9, 2021, the Company completed the repurchase of an aggregate principal amount of $411 million, or 68.6%, of the 2025 Senior Notes outstanding as part of the cash tender offer announced on March 2, 2021. Additionally, $6 million of the 2025 Senior Notes that were subject to guaranteed delivery procedures were subsequently repurchased on March 11, 2021. On March 17, 2021, the Company exercised its right to optionally redeem the remaining principal amount of $183 million that were not validly tendered and purchased in the tender offer, pursuant to the terms of the indenture governing the 2025 Senior Notes. The 2025 Senior Notes repurchased and redeemed in March 2021 were effectuated at a premium of approximately 106% for total consideration of $636 million and, as a result, the Company recorded a loss on extinguishment in the amount of $36 million. The Company recorded an additional $5 million loss on extinguishment to write off the remaining unamortized deferred financing fees related to the 2025 Senior Notes.
Intercompany Note with Clearway Energy, Inc.
On February 18, 2020, the Company entered into an intercompany demand promissory note with Clearway Energy, Inc. in the principal amount of $3 million. The unpaid principal amount bears interest at a rate equal to the short-term applicable federal rate, which is payable on the last day of each quarter, or at other times as agreed upon by the Company and Clearway Energy, Inc
Project - level Debt
Agua Caliente Solar LLC
As part of the acquisition of Agua Caliente Borrower 1 LLC and the consolidation of Agua Caliente, as further described in Note 3, Acquisitions and Dispositions, the Company now consolidates non-recourse debt of $716 million related to Agua Caliente Solar Portfolio, LLC. The debt consists of a credit agreement with the Federal Financing Bank and accrues interest at fixed rates between 2.395% and 3.633%, which matures in 2037.
Pinnacle Repowering Partnership HoldCo LLC
On March 10, 2021, the Company entered into a financing agreement for non-recourse debt for a total commitment of $126 million related to the repowering of the Pinnacle wind project. The debt consists of a construction loan at an interest rate of LIBOR plus 1.00%. The Company's initial borrowings of $79 million were utilized to repay $53 million of the outstanding balance under the Tapestry Wind LLC financing agreement, which related to the Pinnacle wind project, to pay vendor invoices and fees and to acquire certain equipment from Clearway Renew LLC to be utilized in the repowering project.

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

	Three months ended March 31, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$102	$86	$49	$—	$237
Cost of operations	27	52	31	—	110
Depreciation, amortization and accretion	34	87	7	—	128
General and administrative	—	—	1	9	10
Transaction and integration costs	—	—	—	2	2
Development costs	—	—	1	—	1
Operating income (loss)	41	(53)	9	(11)	(14)
Equity in earnings of unconsolidated affiliates	2	2	—	—	4
Other income, net	1	—	—	—	1
Loss on debt extinguishment	—	(1)	—	(41)	(42)
Interest expense	(11)	(4)	(5)	(25)	(45)
Net Income (Loss)	$33	$(56)	$4	$(77)	$(96)
Total Assets	$2,516	$8,536	$630	$42	$11,724

	Three months ended March 31, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$103	$107	$48	$—	$258
Cost of operations	24	36	33	—	93
Depreciation, amortization and accretion	33	62	7	—	102
General and administrative	—	—	1	8	9
Transaction and integration costs	—	—	—	1	1
Development costs	—	—	1	—	1
Operating income (loss)	46	9	6	(9)	52
Equity in earnings (losses) of unconsolidated affiliates	2	(15)	—	—	(13)
Other income, net	—	1	1	—	2
Loss on debt extinguishment	—	—	—	(3)	(3)
Interest expense	(30)	(109)	(5)	(23)	(167)
Net Income (Loss)	$18	$(114)	$2	$(35)	$(129)

Note 9 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of CEG provide services to the Company's project entities. Amounts due to CEG subsidiaries are recorded as accounts payable — affiliates and amounts due to the Company from CEG subsidiaries are recorded as accounts receivable — affiliates in the Company's balance sheet. The disclosures below summarize the Company's material related party transactions with CEG and its subsidiaries that are included in the Company's operating revenues and operating costs.
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to administrative services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $13 million and $9 million for the three months ended March 31, 2021 and 2020, respectively. There was a balance of $5 million and $10 million due to RENOM as of March 31, 2021 and December 31, 2020, respectively.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to administrative services agreements with Clearway Asset Services and Clearway Solar Asset Management, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $3 million and $2 million for the three months ended March 31, 2021 and 2020, respectively.
CEG Master Services Agreements
The Company is a party to Master Services Agreements with CEG, or MSAs, pursuant to which CEG and certain of its affiliates or third party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. Amounts due to CEG or its subsidiaries related to these MSAs are recorded as accounts payable — affiliates on the Company's consolidated balance sheet. The Company incurred net expenses of $1 million and $0.6 million under these agreements for the three months ended March 31, 2021 and 2020, respectively.

Note 10 — Contingencies
This note should be read in conjunction with the complete description under Item 15 — Note 14, Commitments and Contingencies, to the consolidated financial statements included in the Company's 2020 Form 10-K.
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
Nebraska Public Power District Litigation
On January 11, 2019, Nebraska Public Power District, or NPPD, sent written notice to certain of the Company’s subsidiaries which own the Laredo Ridge and Elkhorn Ridge wind projects alleging an event of default under each of the PPAs between NPPD and the projects. NPPD alleges that the Company moved forward with certain transactions without obtaining the consent of NPPD. NPPD threatened to terminate the applicable PPAs by February 11, 2019 if the alleged default was not cured. The Company filed a motion for a temporary restraining order and preliminary injunction in the U.S. District Court for the District of Nebraska relating to the Laredo Ridge project, and a similar motion in the District Court of Knox County, Nebraska for the Elkhorn Ridge project, to enjoin NPPD from taking any actions related to the PPAs. On February 19, 2019, the U.S. District Court in the Laredo Ridge matter approved a stipulation between the parties to provide for an injunction preventing NPPD from terminating the PPA pending disposition of the litigation. On February 26, 2019, the Knox County District Court approved a similar stipulation relating to the Elkhorn Ridge project. On April 13, 2020, the U.S. District Court granted the wind projects' motion for summary judgment and permanently enjoined NPPD from terminating the PPAs in reliance on the alleged events of default. The U.S. District Court decision was appealed by NPPD on May 11, 2020 and the case in the Knox County District Court remains pending, but has been stayed pending the outcome of the U.S. District Court case. Argument before the U.S. Court of Appeals for the Eight Circuit was held on March 18, 2021. The Company believes the allegations of NPPD are meritless and the Company is vigorously defending its rights under the PPAs.

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
As you read this discussion and analysis, refer to the Company's Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three months ended March 31, 2021 and 2020. Also refer to the Company's 2020 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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

The Company is one of the largest renewable energy owners in the U.S. with over 4,200 net MW of installed wind and solar generation projects. The Company's over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient generation facilities as well as a portfolio of district energy systems. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 13 years as of March 31, 2021 based on CAFD.

As of March 31, 2021, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Counterparty	Expiration
Conventional
Carlsbad	100%	527	San Diego Gas & Electric	2038
El Segundo	100%	550	SCE	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	PG&E	2023
Walnut Creek	100%	485	SCE	2023
Total Conventional		2,472
Utility Scale Solar
Agua Caliente	51%	148	PG&E	2039
Alpine	100%	66	PG&E	2033
Avenal	50%	23	PG&E	2031
Avra Valley	100%	27	Tucson Electric Power	2032
Blythe	100%	21	SCE	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	154	City of Georgetown, TX	2043
CVSR	100%	250	PG&E	2038
Desert Sunlight 250	25%	63	SCE	2034
Desert Sunlight 300	25%	75	PG&E	2039
Kansas South	100%	20	PG&E	2033
Kawailoa (b) .	48%	24	Hawaiian Electric Company	2041
Oahu Solar Projects (b)	95%	58	Hawaiian Electric Company	2041
Roadrunner	100%	20	El Paso Electric	2031
Rosamond Central (b)	50%	96	Various	2035
TA High Desert	100%	20	SCE	2033
Utah Solar Portfolio (b)	50%	265	PacifiCorp	2036
Total Solar		1,356
Distributed Solar
DGPV Fund Projects (b)	100%	286	Various	2030 - 2044
Solar Power Partners (SPP) Projects	100%	25	Various	2026 -2037
Other DG Projects	100%	21	Various	2023 -2039
Total Distributed Solar		332

Projects	Percentage Ownership	Net Capacity (MW)(a)	Counterparty	Expiration
Wind
Alta I	100%	150	SCE	2035
Alta II	100%	150	SCE	2035
Alta III	100%	150	SCE	2035
Alta IV	100%	102	SCE	2035
Alta V	100%	168	SCE	2035
Alta X (b)	100%	137	SCE	2038
Alta XI (b)	100%	90	SCE	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b)	100%	122	Various	2029
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2022
Goat Wind	100%	150	Dow Pipeline Company	2025
Hardin	99%	15	Interstate Power and Light Company	2027
Langford (b)	100%	160	Goldman Sachs	2033
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout	100%	38	Southern Maryland Electric Cooperative	2030
Mesquite Star (b)	50%	210	Various	2032 - 2035
Ocotillo	100%	59	N/A
Odin	99.9%	20	Missouri River Energy Services	2028
Pinnacle (b)	100%	55	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (d)	100%	160	Avista Corporation	2040
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	Southwestern Public Service Company	2027
Total Wind		2,792

Thermal generation	100%	39	Various	Various

Total net generation capacity		6,991

Thermal equivalent MWt(c)	97.1%	1,400	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of March 31, 2021
(b) Projects are part of tax equity arrangements and ownership percentage is based on cash to be distributed, as further described in Item 1 — Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities
(C) Net MWt capacity excludes 43 MWt available under the right-to-use provisions contained in agreements between one of the Company's thermal facilities and certain of its customers.
(d) Rattlesnake has a deliverable capacity of 144 MW.

Significant Events
Corporate Level Financing
•On March 9, 2021, Clearway Energy Operating LLC completed the sale of $925 million of senior unsecured notes due 2031, or the 2031 Senior Notes. The 2031 Senior Notes bear interest at 3.750% and mature on February 15, 2031. The net proceeds from the 2031 Senior Notes were used to repurchase the 2025 Senior Notes as described below, as well as to repay amounts outstanding under the Company’s revolving credit facility and for general corporate purposes.
•In March 2021, the Company repurchased and redeemed an aggregate principal amount of $600 million of the 2025 Senior Notes, through the cash tender offer announced on March 2, 2021 and the redemption of the remaining amount on March 17, 2021. The repurchases and redemption were effectuated at a premium of approximately 106% for total consideration of $636 million.
Project-Level Financing Activities
•On March 10, 2021, the Company entered into a financing agreement for non-recourse debt for a total commitment of $126 million related to the repowering of the Pinnacle wind project. The debt consists of a construction loan at an interest rate of LIBOR plus 1.00%. The Company's initial borrowings of $79 million were utilized to repay $53 million of the outstanding balance under the Tapestry financing agreement, which related to the Pinnacle wind project, and to reimburse Clearway Renew LLC for previous contributions and pay vendor invoices and fees.
Third Party Acquisitions
•On April 23, 2021, the Company acquired 100% of the equity interests in NedPower Mount Storm LLC, or Mt. Storm, from a third party for approximately $96 million, excluding working capital adjustments. Mt. Storm is a 264 MW wind project located in Grant County, West Virginia. Mt. Storm will have a 10-year energy hedge with an investment-grade counterparty.
•On February 3, 2021, the Company acquired an additional 35% equity interest in the Agua Caliente solar project from NRG Energy, Inc. for $202 million. Agua Caliente is a 290 MW solar project located in Dateland, Arizona in which the Company previously owned a 16% equity interest. The project has a 25-year PPA with PG&E, with approximately 19 years remaining under the agreement. Following the close of the transaction, the Company owns a 51% equity interest in Agua Caliente. The Company removed its equity method investment and consolidates its interest in Agua Caliente from the date of the acquisition.
Drop Down Transactions
•On February 26, 2021, the Company, through an indirect subsidiary, entered into an amended partnership agreement with CEG to repower the Pinnacle wind project, a 55 net MW wind facility located in Mineral County, West Virginia. The amended agreement commits the Company to invest an estimated $67 million in net corporate capital, subject to closing adjustments, and no longer requires an additional payment in 2031. The existing Pinnacle wind power purchase agreements will continue to run through 2031. Commercial operations and corporate capital funding for the Pinnacle wind repowering are expected to occur in the second half of 2021.
•On January 12, 2021, the Company acquired 100% of CEG's equity interest and a third party investor's minority interest in CWSP Rattlesnake Holding LLC, which indirectly owns the Rattlesnake wind project, a 160 MW wind facility located in Adams County, Washington that achieved commercial operations in December 2020, for $132 million in cash consideration. The Company expects its net capital commitment to be $119 million after proceeds from a state sales and use tax refund, which are expected to be received in 2021. The project has a 20-year PPA, which began when the facility reached commercial operations.
Resource Adequacy Agreement at Marsh Landing
•On May 3, 2021, the Company contracted with a California Load Serving Entity to sell 100 MW of Resource Adequacy commencing in May 2023. The contract is for seven and a half years and is at terms which would maintain project level CAFD on an unlevered basis if applied to the full capacity of the plant.
February 2021 Winter Events in Texas
•During February 2021, Texas experienced extreme winter weather conditions. Certain of the Company's wind projects were unable to operate and experienced outages due to the weather conditions at that time. These projects are now operating within expectations. The Company continues to assess the full financial exposure related to the circumstances, including potential mitigants, ongoing discussions with contractual counterparties, any potential disputes which may result and any state sponsored solutions to address the financial impacts caused by the circumstances. During the three months ended March 31, 2021, and inclusive of amounts related to third party investors, the Company recorded a reduction of approximately $50 million in revenue to settle obligations for wind facilities during the extreme weather conditions. Based on available information and after adjusting for third party equity investor contributions, the Company currently estimates the potential cash impact will be between $25 million and $30 million in 2021, of which approximately $25 million was in the first quarter.

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
Affordable Clean Energy Rule — The attention in recent years on greenhouse gas emissions has resulted in federal regulations and state legislative and regulatory action. In 2015, the EPA finalized the Clean Power Plan, or the CPP, which addressed greenhouse gas emissions from existing electric utility steam generating units. The CPP was challenged in court and in 2016 the U.S. Supreme Court stayed the CPP. In 2018, the EPA published the proposed ACE rule to replace the CPP. The ACE rule establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing power plants. The ACE rule also reinforces the states’ broad discretion in establishing and applying emissions standards to new emission sources. The ACE rule is currently being litigated in the D.C. Circuit. In January 2021, the U.S. Court of Appeals for the Washington, D.C. circuit vacated the ACE rule, removing the Administration’s replacement for the Obama-era Clean Power Plan. This decision effectively eliminated both the CPP and ACE, leaving the new administration to restart greenhouse gas emissions regulation.
Proposed and Final State Solar Photovoltaic Module Disposal and Recycling Regulations — On October 1, 2015, California enacted SB 489, which authorized California’s Department of Toxic Substances Control, or DTSC, to adopt regulations to designate discarded photovoltaic modules, which are classified as hazardous waste, as universal waste subject to universal waste management. On April 19, 2019, the DTSC proposed regulations that would allow discarded photovoltaic modules to be managed as universal waste. The final regulations were approved by the CA Office of Administrative Law in September 2020 and became effective January 1, 2021. The DTSC issued the final regulatory text in April 2020 and the regulations became effective January 1, 2021.
In January 2021, the State of Hawaii issued a public notice of proposed rule changes which, among other items, include a proposed new solar panel universal waste rule. This proposed rule would create a new universal waste category for solar panels and allow solar panel waste management to be conducted under the existing regulatory framework. The state opened a public comment period on the proposed rule, which closed in early March 2021. If the proposed rule goes into effect as drafted, the addition of solar panels as a new category of universal wastes will make managing solar panels that are classified as a hazardous waste simpler and less costly.
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

On January 7, 2021, the U.S. Fish and Wildlife Service, or FWS, published a final rule codifying the Solicitor’s Opinion M-37050 defining the scope of certain prohibitions under the MBTA. The final rule clarifies that criminal liability for pursuing, hunting, taking, capturing, or killing or attempting to take, capture or kill migratory birds is limited to actions directed at migratory birds, their nests, or their eggs. Under the final rule, these prohibitions do not extend to actions that only incidentally take or kill migratory birds as a result of otherwise lawful activities. However, the final rule and the underlying Solicitor’s Opinion have both been subject to legal challenges. On August 11, 2020, the Southern District Court in New York vacated the Solicitor's Opinion, finding there was not an adequate legal basis for the policy changes articulated in the guidance document. In addition, on January 19, 2021, environmental groups filed a lawsuit in the U.S. District Court for the Southern District of New York arguing that the FWS’s January 2021 final rule improperly relied on the vacated Solicitor’s Opinion, violates the MBTA, and should be vacated. Finally, on January 20, 2021, President Biden issued an executive order to review and consider suspending, revising, or rescinding agency actions taken between January 20, 2017 and January 20, 2021 determined to be inconsistent with certain public health and environmental goals. This includes a review of both the Solicitor’s Opinion and the FWS’s January 2021 final rule. In response to this directive, on February 9, 2021, the FWS delayed the effective date of the January 2021 final rule until March 8, 2021 and requested public comment to inform its review and a potential extended delay. A return to the position that incidental take is prohibited under the MBTA, or the development of legislation or regulations contrary to the FWS’s January 2021 rule, could increase potential liability and impose additional permitting requirements on our operations. The Company, through its membership in trade organizations, is monitoring the FWS’s efforts to review and possibly create a permitting process to address MBTA take.
Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2020 Form 10-K in Item 1, Business — Regulatory Matters and Item 1A, Risk Factors.
Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2020 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends Affecting Results of Operations and Future Business Performance.
Recent Developments Affecting Industry Conditions and the Company’s Business
COVID-19 Update
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
As of the date of this report, the Company has not experienced any material financial or operational impacts related to COVID-19. All of the Company’s facilities have remained operational. The Company has experienced a decrease in volumetric sales at certain Thermal locations in part due to COVID-19 related impacts, which has not resulted in any material financial impacts to the Company. The Company believes that all of its accounts receivable balances as of March 31, 2021 are collectible. The Company will continue to assess collectability based on any future developments.
The Company cannot predict the full impact that COVID-19 will have on the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its unit holders and its ability to satisfy its debt service obligations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part I, Item 1A Risk Factors of the Company's 2020 Form 10-K.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended March 31,
(In millions)	2021	2020	Change
Operating Revenues
Energy and capacity revenues	$276	$276	$—
Other revenues	17	9	8
Contract amortization	(32)	(22)	(10)
Mark-to-market economic hedging activities	(24)	(5)	(19)
Total operating revenues	237	258	(21)
Operating Costs and Expenses
Cost of fuels	19	17	2
Operations and maintenance	68	56	12
Other costs of operations	23	20	3
Depreciation, amortization and accretion	128	102	26
General and administrative	10	9	1
Transaction and integration costs	2	1	1
Development costs	1	1	—
Total operating costs and expenses	251	206	45
Operating (Loss) Income	(14)	52	(66)
Other Income (Expense)
Equity in earnings (losses) of unconsolidated affiliates	4	(13)	17
Other income, net	1	2	(1)
Loss on debt extinguishment	(42)	(3)	(39)
Derivative interest expense income (expense)	47	(79)	126
Other interest expense	(92)	(88)	(4)
Total other expense, net	(82)	(181)	99
Net Loss	(96)	(129)	33
Less: Loss attributable to noncontrolling interests and redeemable interests	(67)	(39)	(28)
Net Loss Attributable to Clearway Energy, LLC	$(29)	$(90)	$61

	Three months ended March 31,
Business metrics:	2021	2020
Renewables MWh generated/sold (in thousands) (a)	2,530	1,676
Thermal MWt sold (in thousands)	611	605
Thermal MWh sold (in thousands)	13	23
Conventional MWh generated (in thousands) (a) (b)	165	177
Conventional equivalent availability factor	83.2%	89.0%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold by the Company as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended March 31, 2021 and 2020
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to Economic Gross Margin, for the three months ended March 31, 2021 and 2020:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Three months ended March 31, 2021
Energy and capacity revenues	$108	$126	$42	$276
Other revenues	—	9	8	17
Cost of fuels	(2)	—	(17)	(19)
Contract amortization	(6)	(25)	(1)	(32)
Mark-to-market economic hedging activities	—	(24)	—	(24)
Gross margin	100	86	32	218
Contract amortization	6	25	1	32
Mark-to-market economic hedging activities	—	24	—	24
Economic gross margin	$106	$135	$33	$274

Three months ended March 31, 2020
Energy and capacity revenues	$109	$125	$42	$276
Other revenues	—	2	7	9
Cost of fuels	(1)	—	(16)	(17)
Contract amortization	(6)	(15)	(1)	(22)
Mark-to-market for economic hedging activities	—	(5)	—	(5)
Gross margin	102	107	32	241
Contract amortization	6	15	1	22
Mark-to-market for economic hedging activities	—	5	—	5
Economic gross margin	$108	$127	$33	$268

Gross margin decreased by $23 million during the three months ended March 31, 2021, compared to the same period in 2020, due to a combination of the drivers summarized in the table below:

Segment		(In millions)
Renewables	Decrease of $50 million related to net settlements of obligations for wind facilities that were unable to produce the required output during extreme weather conditions in Texas in February 2021, offset by $17 million in gross margin related to the consolidation of the DGPV investments in the fourth quarter of 2020, $8 million in gross margin related to Agua Caliente acquired in February 2021, $2 million gross margin related to Rosamond Central acquired in December 2020 and an additional $2 million in gross margin due to increased generation hours in various solar projects.	$(21)
Conventional	Decrease in gross margin due to shorter spring outages in 2020 to manage labor availability given the onset of the COVID-19 pandemic	(2)
		$(23)
Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased by $26 million during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a $24 million increase in the Renewables segment. The increase related to $9 million from the wind and solar assets acquired during the second half of 2020, an $8 million increase related to the consolidation of the DGPV investments and a $4 million increase related to the acquisition of Aqua Caliente and Rattlesnake in the first quarter of 2021. In addition, approximately $8 million of accelerated depreciation was recorded in 2021 related to the repowering of Pinnacle partially offset by accelerated depreciation of $5 million recorded in the first quarter of 2020 for Wildorado.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $17 million during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the consolidation of the DGPV investments on November 2, 2020, which had losses in the first quarter of 2020, and HLBV earnings for the Desert Sunlight.
Loss on Debt Extinguishment
The Company recorded a loss on debt extinguishment of $42 million during the three months ended March 31, 2021, which primarily reflects the write-off of previously deferred finance costs and payment of premiums related to the redemption of the 2025 Senior Notes.
Interest Expense
Interest expense decreased by $122 million during the three months ended March 31, 2021, compared to the same period in 2020, due to the following:

(In millions)
Change in fair value of interest rate swaps due to an increase in forward interest rates in 2021 as compared to a decrease in rates during March 2020 at the onset of the COVID-19 pandemic	$(126)
Increase in Corporate interest expense due to the additional issuance of the 2028 Senior Notes in May 2020 and the issuance of the 2031 Senior Notes in March 2021, offset by lower interest expense related to revolver borrowings and the 2025 Senior Notes in 2021	2
Increase in interest expense due to increased principal balances of project level debt for the remainder of the portfolio primarily due to acquisitions	2
$(122)

Loss Attributable to Noncontrolling Interests and Redeemable Interests
For the three months ended March 31, 2021, the Company had a loss of $67 million attributable to noncontrolling interests and redeemable interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(41)
Loss attributable to third party investor in Lighthouse Renewable Holdco LLC	(29)
Income attributable to third party investor in Rosie TargetCo LLC	2
Income attributable to third party investor in Agua Caliente	1
$(67)

For the three months ended March 31, 2020, the Company had a loss of $39 million attributable to noncontrolling interests and redeemable interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(43)
Loss attributable to third party investor in Kawailoa partnership	(2)
Income attributable to CEG's interests in the Kawailoa, Oahu and Repowering partnerships	6
$(39)

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
Current Liquidity Position
As of March 31, 2021 and December 31, 2020, the Company's liquidity was approximately $831 million and $894 million, respectively, comprised of cash, restricted cash and availability under the Company's revolving credit facility.

(In millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents:
Clearway Energy LLC, excluding subsidiaries	$32	$119
Subsidiaries	112	149
Restricted cash:
Operating accounts	114	73
Reserves, including debt service, distributions, performance obligations and other reserves	173	124
Total cash, cash equivalents and restricted cash	$431	$465
Revolving credit facility availability	400	429
Total liquidity	$831	$894
The Company's liquidity includes $287 million and $197 million of restricted cash balances as of March 31, 2021 and December 31, 2020, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. As of March 31, 2021, these restricted funds were comprised of $114 million designated to fund operating expenses, approximately $45 million designated for current debt service payments, and $93 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $35 million is held in distribution reserve accounts.
As of March 31, 2021, the Company had $25 million of borrowings under the revolving credit facility and $70 million in letters of credit outstanding. During the three months ended March 31, 2021, the Company borrowed $195 million under the revolving credit facility, and subsequently repaid $170 million utilizing the proceeds from the issuance of the 2031 Senior Notes.
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
Credit Ratings
    Credit rating agencies rate a firm's public debt securities. These ratings are utilized by the debt markets in evaluating a firm's credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Company's ability to pay principal, interest and preferred dividends. Rating agencies evaluate a firm's industry, cash flow, leverage, liquidity, and hedge profile, among other factors, in their credit analysis of a firm's credit risk. As of March 31, 2021, the Company's 2026 Senior Notes, 2028 Senior Notes and 2031 Senior Notes are rated BB by S&P and Ba2 by Moody's.

Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 1 — Note 7, Long-term Debt, to this Form 10-Q and Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2020 Form 10-K, the Company's financing arrangements consist of corporate level debt, which includes Senior Notes and the revolving credit facility; the ATM Programs; and project-level financings for its various assets.
Revolving Credit Facility
The Company has a total of $400 million available under the revolving credit facility as of March 31, 2021. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
2031 Senior Notes
On March 9, 2021, Clearway Energy Operating LLC completed the sale of $925 million of senior unsecured notes due 2031, or the 2031 Senior Notes. The 2031 Senior Notes bear interest at 3.750% and mature on February 15, 2031. Interest on the 2031 Senior Notes is payable semi-annually on February 15 and August 15 of each year, and interest payments will commence on August 15, 2021. The 2031 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by the Company and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries. The net proceeds from the 2031 Senior Notes were used to repurchase the 2025 Senior Notes, as well as to repay amounts outstanding under the Company’s revolving credit facility and for general corporate purposes.
Pinnacle Repowering Partnership HoldCo LLC Financing
On March 10, 2021, the Company entered into a financing agreement for non-recourse debt for a total commitment of $126 million related to the repowering of the Pinnacle wind project. The debt consists of a construction loan at an interest rate of LIBOR plus 1.00%. The company's initial borrowings of $79 million were utilized to repay $53 million of the outstanding balance under the Tapestry financing agreement, which related to the Pinnacle wind project, and to reimburse Clearway Renew LLC for equipment purchases and pay vendor invoices and fees.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 1 — Note 7, Long-term Debt, to the Consolidated Financial Statements; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) distributions.

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
For the three months ended March 31, 2021, the Company used approximately $79 million to fund capital expenditures, including growth expenditures of $62 million in the Renewables segment, $24 million of which were incurred in connection with the repowering of the Pinnacle wind project, $13 million incurred in connection with the Rosamond Central project, $10 million related to Mesquite Star and $14 million related to the Rattlesnake wind project. The Company also incurred $10 million of growth capital expenditures in the Thermal segment in connection with various development projects. In addition, the Company incurred $7 million in maintenance capital expenditures. The Company estimates $28 million of maintenance expenditures for 2021. These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.

Rattlesnake Drop Down — On January 12, 2021, the Company acquired 100% of CEG's equity interest and a third party investor's minority interest in CWSP Rattlesnake Holding LLC, which indirectly owns the Rattlesnake wind project, a 160 MW wind facility located in Adams County, Washington for $132 million in cash consideration. The Company expects its net capital commitment to be $119 million after proceeds from a state sales and use tax refund, which are expected to be received in 2021.
Agua Caliente Acquisition — On February 3, 2021, the Company acquired an additional 35% equity interest in the Agua Caliente solar project from NRG Energy, Inc. for $202 million. Agua Caliente is a 290 MW solar project located in Dateland, Arizona in which the Company previously owned a 16% equity interest.
Pinnacle Wind Repowering — On February 26, 2021, the Company, through an indirect subsidiary, entered into an amended partnership agreement with CEG to repower the Pinnacle wind project, a 55 net MW wind facility located in Mineral County, West Virginia. The amended agreement commits the Company to invest an estimated $67 million in net corporate capital, subject to closing adjustments, and no longer requires an additional payment in 2031. Commercial operations and corporate capital funding for the Pinnacle wind repowering are expected to occur in the second half of 2021.
Mt Storm Acquisition — On April 23, 2021, the Company acquired 100% of the equity interests in NedPower Mount Storm LLC, or Mt. Storm, from a third party for approximately $96 million, excluding working capital adjustments. Mt. Storm is a 264 MW wind project located in Grant County, West Virginia.

Debt Repurchases
2025 Senior Notes Tender Offer and Redemption — On March 9, 2021, the Company completed the repurchase of an aggregate principal amount of $411 million, or 68.6%, of the 2025 Senior Notes outstanding as part of the cash tender offer announced on March 2, 2021. Additionally, $6 million of the 2025 Senior Notes that were subject to guaranteed delivery procedures were repurchased on March 11, 2021. Concurrently with the launch of the tender offer, the Company exercised its right to optionally redeem the remaining principal amount of $183 million not validly tendered and purchased in the tender offer, pursuant to the terms of the indenture governing the 2025 Senior Notes. The 2025 Senior Notes repurchased and redeemed in March 2021 were effectuated at a premium of approximately 106% for total consideration of $636 million and as a result, the Company recorded a loss on extinguishment in the amount of $36 million. In addition, the Company recorded a $5 million loss on extinguishment to write off the remaining unamortized deferred financing fees related to the 2025 Senior Notes.
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
The following table lists the distributions paid on the Company's Class A, B, C and D units during the three months ended March 31, 2021:

First Quarter 2021
Distributions per Class A, B, C and D unit	$0.324
On April 29, 2021, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.329 per unit payable on June 15, 2021 to unit holders of record as of June 01, 2021.

Financial Disclosures About Guarantors and Issuers of Guaranteed Registered Securities
As of March 31, 2021, Clearway Energy Operating LLC’s outstanding registered senior notes consisted of $350 million of the 2026 Senior Notes, as further described in Note 7, Long-term Debt. The 2026 Senior Notes are guaranteed by the Company, as well as certain of the Company's wholly owned subsidiaries, or guarantor subsidiaries. These guarantees are full, irrevocable, unconditional, absolute, joint and several, and cover all payment obligations arising under the 2026 Senior Notes. The non-guarantor subsidiaries include the rest of the Company's subsidiaries, including the subsidiaries that are subject to project financing.
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
The following tables present summarized financial information for Clearway Energy Operating LLC, the issuer of the 2026 Senior Notes and the guarantor subsidiaries in accordance with Rule 3-10 under the SEC Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiaries operated as independent entities. Transactions between Clearway Energy Operating LLC and the guarantors have been eliminated and the summarized financial information does not reflect investments of Clearway Energy Operating LLC and the guarantors in the non-guarantor subsidiaries.

Balance Sheet data:	March 31, 2021
(in millions)	Clearway Energy Operating LLC (2026 Senior Notes Issuer)	Other Guarantor Subsidiaries	Total
Current assets	$8	$16	$24
Property, plant and equipment, net	3	51	54
Non-current assets	332	10	342
Current liabilities	27	—	27
Non-current liabilities	$2,134	$19	$2,153

Balance Sheet data:	December 31, 2020
(in millions)	Clearway Energy Operating LLC (2026 Senior Notes Issuer)	Other Guarantor Subsidiaries	Total
Current assets	$14	$5	$19
Property, plant and equipment, net	3	52	55
Non-current assets	336	10	346
Current liabilities	35	1	36
Non-current liabilities	$1,789	$19	$1,808

Income Statement data:	Three Months Ended March 31, 2021
(in millions)	Clearway Energy Operating LLC (2026 Senior Notes Issuer)	Other Guarantor Subsidiaries	Total
Operating revenues	$1	$3	$4
Gross profit	—	2	2
Net (loss) income	(74)	1	(73)
Net (loss) income attributable to controlling interest	$(71)	$30	$(41)

Income Statement data:	Three months ended March 31, 2020
(in millions)	Clearway Energy Operating LLC (2026 Senior Notes Issuer)	Other Guarantor Subsidiaries	Total
Operating revenues	$1	$2	$3
Gross profit	—	2	2
Net loss	(36)	(10)	(46)
Net income (loss) attributable to controlling interest	$3	$(10)	$(7)

Cash Flow Discussion
The following table reflects the changes in cash flows for the three months ended March 31, 2021, compared to the three months ended March 31, 2020:

	Three months ended March 31,
	2021	2020	Change
	(In millions)
Net cash provided by operating activities	$47	$84	$(37)
Net cash used in investing activities	(314)	(17)	(297)
Net cash provided by (used in) financing activities	$233	$(101)	$334

Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Decrease in working capital primarily driven by the timing of accounts receivable collections and payments of accounts payable	$(25)
Decrease in operating income adjusted for non-cash items	(20)
Increase in dividend distributions received from unconsolidated affiliates	8
$(37)
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Cash paid for the Rattlesnake Drop Down acquisition in 2021	$(132)
Cash paid for the Agua Caliente acquisition net of cash acquired in 2021	(111)
Increase in capital expenditures primarily driven by growth capital expenditures within Renewables segment for final construction costs related to Rosamond Central and Mesquite Star in 2021	(39)
Proceeds from sale of Dover in 2020	(15)
Decrease in investments in unconsolidated affiliates	7
Other	(7)
$(297)
Net Cash Provided by (Used in) Financing Activities

Changes in net cash provided by (used in) financing activities were driven by:	(In millions)
Increase in proceeds from issuance of long-term debt net of payments primarily due to issuance of the 2031 Senior Notes and the Pinnacle financing agreement in 2021	$453
Increase in net contributions from noncontrolling interests and CEG in 2021 compared to 2020	75
Increase in net repayments under the revolving line of credit in 2021	(155)
Increase in dividends paid to common stockholders in 2021	(24)
Payment of debt issuance costs in 2021 associated with issuance of the 2031 Senior Notes and the Pinnacle financing agreement	(15)
Net proceeds from equity issuance in 2020	(10)
Other	10
$334

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of March 31, 2021, the Company has several investments with an ownership interest percentage of 50% or less in energy and an energy-related entity that is accounted for under the equity method. GenConn is a variable interest entity for which the Company is not the primary beneficiary. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $361 million as of March 31, 2021. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2020 Form 10-K.

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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2021, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2021. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 1 — Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2020	$(172)
Contracts realized or otherwise settled during the period	8
Changes in fair value	28
Fair value of contracts as of March 31, 2021	$(136)

	Fair value of contracts as of March 31, 2021
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(31)	$(37)	$(8)	$6	$(70)
Level 3	(6)	(13)	(16)	(31)	(66)
Total	$(37)	$(50)	$(24)	$(25)	$(136)

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
Recent Accounting Developments
See Item 1 — Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with the Company's power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk, and credit risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2020 Form 10-K.
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
Most of the Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Item 15 — Note 10, Long-term Debt, to the Company's audited consolidated financial statements for the year ended December 31, 2020 included in the 2020 Form 10-K for more information about interest rate swaps of the Company's project subsidiaries.
If all of the interest rate swaps had been discontinued on March 31, 2021, the Company would have owed the counterparties $74 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of March 31, 2021, a 1% change in interest rates would result in an approximately $1 million change in market interest expense on a rolling twelve-month basis.
As of March 31, 2021, the fair value of the Company's debt was $7,852 million and the carrying value was $8,047 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by approximately $430 million.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would have an immaterial impact on the net value of natural gas derivatives as of March 31, 2021. The impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivatives contracts would cause a change of approximately $3 million to the net value of power derivatives as of March 31, 2021.

Counterparty Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; and (ii) the use of credit mitigation measures such as prepayment arrangements or volumetric limits. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. See Item 1- Note 5, Fair Value of Financial Instruments, to the consolidated financial statements for more information about concentration of credit risk.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through March 31, 2021, see Item 1 — Note 10, Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2020 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2020 Form 10-K.

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
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 5, 2021.
4.2	Twelfth Supplemental Indenture, dated as of February 3, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 5, 2021.
4.3	Eighth Supplemental Indenture, dated as of February 3, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on February 5, 2021.
4.4	Indenture, dated March 9, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2021.
4.5	Form of 3.750% Senior Notes due 2031.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 9, 2021.
10.1	Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan, as amended and restated February 19, 2021.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 4, 2021.
22	Guarantors.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY LLC (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Chief Financial Officer (Principal Financial Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: May 6, 2021	Vice President, Accounting & Controller (Principal Accounting Officer)