Form 10-K
period 2021-12-31
Clearway Energy LLC
filed 2022-02-28
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year ended	December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission File Number: 333-203369
Clearway Energy LLC
(Exact name of registrant as specified in its charter)

Delaware			32-0407370
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
300 Carnegie Center, Suite 300	Princeton	New Jersey	08540
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Clearway Energy LLC's outstanding equity interests are held by Clearway Energy, Inc. and Clearway Energy Group LLC and there are no equity interests held by non-affiliates.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. There is no public market for the registrant's outstanding units.

Class	Outstanding at January 31, 2022
Class A Units	34,599,645
Class B Units	42,738,750
Class C Units	81,764,907
Class D Units	42,633,750
Documents Incorporated by Reference:
None.

TABLE OF CONTENTS

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2020 Convertible Notes	$45 million aggregate principal amount of 3.25% convertible notes due 2020, issued by Clearway Energy, Inc., which were repaid on June 1, 2020
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by Clearway Energy Operating LLC, which were repaid on January 3,2020
2025 Senior Notes	$600 million aggregate principal amount of 5.750% unsecured senior notes due 2025, issued by Clearway Energy Operating LLC, which were repaid in March 2021
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by Clearway Energy Operating LLC, which were repaid in October 2021
2028 Senior Notes	$850 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.750% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.750% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
ATM Programs	At-The-Market Equity Offering Programs
Bankruptcy Code	Title 11 of the U.S. Code
Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of California
Bridge Loan Agreement	Senior secured bridge credit agreement entered into by Clearway Energy Operating LLC that provides a term loan facility in an aggregate principal amount of $335 million that will mature on November 29, 2022
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of December 31, 2021 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, adjustments to reflect CAFD generated by unconsolidated investments that were not able to distribute project dividends prior to PG&E's emergence from bankruptcy on July 1, 2020 and subsequent release post-bankruptcy, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments, and adjusted for development expenses.

CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
Carlsbad Drop Down	The acquisition by the Company of the Carlsbad Energy Center, a 527 MW natural gas-fired project located in Carlsbad, CA
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Master Services Agreements entered into as of August 31, 2018 between the Company, Clearway, Inc. and Clearway Energy Operating LLC, and CEG
CEG ROFO Agreement	Right of First Offer Agreement, entered into as of August 31, 2018, by and between Clearway Energy Group LLC and Clearway Energy, Inc., and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P., as amended by the First Amendment dated February 14, 2019, the Second Amendment dated August 1, 2019, the Third Amendment dated December 6, 2019 and the Fourth Amendment dated November 2, 2020
Clearway, Inc.	Clearway Energy, Inc., the holder of the Company's Class A and Class C units
Clearway Energy Group LLC	The holder of all of Clearway, Inc.'s Class B and Class D common shares and the Company's Class B and Class D units and, from time to time, possibly shares of Clearway Energy, Inc.'s Class A and/or Class C common stock

Clearway Energy Operating LLC	The holder of the project assets that are owned by the Company
COD	Commercial Operation Date
Code	Internal Revenue Code of 1986, as amended
Company	Clearway Energy LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGPV Holdco Entities	Collectively, DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3
DGPV Holdco 1	DGPV Holdco 1 LLC
DGPV Holdco 2	DGPV Holdco 2 LLC
DGPV Holdco 3	DGPV Holdco 3 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, assets under common control acquired by the Company from NRG from January 1, 2014 through the period ended August 31, 2018 and from CEG from August 31, 2018 through the period ended December 31, 2021
ECP	Energy Center Pittsburgh LLC, a subsidiary of the Company
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GHG	Greenhouse gas
GIM	Global Infrastructure Management, LLC
GIP	Global Infrastructure Partners
GIP Transaction	On August 31, 2018, NRG transferred its full ownership interest in the Company to Clearway Energy Group LLC and subsequently sold 100% of its interests in Clearway Energy Group LLC, which includes NRG's renewable energy development and operations platform, to an affiliate of GIP. GIP, NRG and the Company also entered into a consent and indemnity agreement in connection with the purchase and sale agreement, which was signed on February 6, 2018
HLBV	Hypothetical Liquidation at Book Value
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
KKR	KKR Thor Bidco, LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
kWh	Kilowatt Hour
LIBOR	London Inter-Bank Offered Rate
MBTA	Migratory Bird Treaty Act
Mesquite Star	Mesquite Star Special LLC
MMBtu	Million British Thermal Units
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours

MWt	Megawatts Thermal Equivalent
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to Clearway Energy LLC, net of collateral
NOx	Nitrogen Oxides
NPNS	Normal Purchases and Normal Sales
NPPD	Nebraska Public Power District
NRG	NRG Energy, Inc.
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PG&E Bankruptcy
On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company filed voluntary petitions for relief under the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California. On July 1, 2020 PG&E emerged from bankruptcy.

PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
RENOM	Clearway Renewable Operation & Maintenance LLC
ROFO	Right of First Offer
RPS	Renewable Portfolio Standards
RPV Holdco	RPV Holdco 1 LLC
RTO	Regional Transmission Organization
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SREC	Solar Renewable Energy Credit
Tax Act	Tax Cuts and Jobs Act of 2017
Thermal Business	The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
Thermal Disposition	On October 22, 2021, Clearway Energy Operating LLC entered into a binding agreement to sell the Thermal Business to KKR
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
Utah Solar Portfolio	Collection consists of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, which are equity investments owned by Four Brothers Capital, LLC, Granite Mountain Capital, LLC, and Iron Springs Capital, LLC, respectively
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity
Wind TE Holdco	Wind TE Holdco LLC, an 814 net MW portfolio of twelve wind projects

PART I
Item 1 — Business
General
Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, is an energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP through GIP’s portfolio company, Clearway Energy Group LLC, or CEG. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses.
The Company is one of the largest renewable energy owners in the U.S. with over 5,000 net MW of installed wind and solar generation projects. The Company's over 9,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities as well as the Thermal Business. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to increase distributions to its unit holders. Substantially all of the Company’s generation assets are under long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 12 years as of December 31, 2021 based on CAFD.
On October 22, 2021, Clearway Energy Operating LLC entered into a binding agreement to sell the Thermal Business to KKR Thor Bidco, LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P., or KKR, for total consideration of $1.9 billion, subject to customary closing adjustments, which is referred to herein as the Thermal Disposition. The transaction is expected to close in the first half of 2022. The Company's Thermal segment is comprised solely of the Thermal Business's results of operations. For further discussion of the Thermal Disposition, refer to Item 15 — Note 3, Acquisitions and Dispositions.
As of December 31, 2021, GIP indirectly owned 42.35% of the economic interests in the Company and 54.93% of the voting interests in Clearway Energy, Inc., or Clearway, Inc.
A complete listing of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2021 can be found in Item 2 — Properties.
History
The Company was formed as a Delaware limited liability company by NRG on March 5, 2013. On August 31, 2018, NRG transferred its full ownership interest in Clearway, Inc. and its subsidiaries to CEG, the holder of NRG’s renewable energy development and operations platform, and subsequently sold 100% of its interest in CEG to GIP.
The Company is a holding company for the companies that directly and indirectly own and operate Clearway, Inc.'s business. As of December 31, 2021, GIP, through CEG, controls Clearway, Inc., and Clearway, Inc. in turn, as the sole managing member of the Company, controls the Company and its subsidiaries.
As of December 31, 2021, GIP, through CEG, owned 42,738,750 of each of the Company's Class B units and Class D units and Clearway, Inc. owned 34,599,645 of the Company's Class A units and 81,779,021 of the Company's Class C units. Clearway, Inc., through its holdings of Class A units and Class C units, owned a 57.65% economic interest in the Company as of December 31, 2021. Additionally, GIP, through CEG's holdings of Class B units and Class D units, owned a 42.35% economic interest in the Company as of December 31, 2021.

    The diagram below depicts the Company’s organizational structure as of December 31, 2021:

Global Infrastructure Partners
Clearway Energy Group LLC
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 54.93% Voting Interest
Class B Units and Class D Units Aggregate 42.35% Economic Interest
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
The Company's plan for executing its business strategy includes the following key components:
Focus on contracted renewable energy and conventional generation. The Company owns and operates utility scale and distributed renewable energy and natural gas-fired generation assets with proven technologies, low operating risks and stable cash flows. The Company believes by focusing on this core asset class and leveraging its industry knowledge, it will maximize its strategic opportunities, be a leader in operational efficiency and maximize its overall financial performance. The Company also owns the Thermal Business that Clearway Energy Operating LLC has entered into a binding agreement to sell to KKR. For further discussion of the Thermal Disposition, refer to Item 15 — Note 3, Acquisitions and Dispositions.

Growing the business through acquisitions of contracted operating assets. The Company believes that its base of operations provides a platform for strategic growth through cash accretive and tax advantaged acquisitions complementary to its existing portfolio. In addition to acquiring generation facilities from third parties where the Company believes its knowledge of the market and operating expertise provides it with a competitive advantage, the Company may consummate future acquisitions from CEG. The Company believes that CEG's project development expertise provides the Company access to a development platform with an extensive pipeline of potential renewable energy and storage projects that are aligned to support the Company's growth. Furthermore, the Company has entered into the CEG ROFO Agreement, whereby CEG has granted the Company and its affiliates a right of first offer on any proposed sale, transfer or other disposition of certain assets of CEG, or the CEG ROFO Assets, until August 31, 2023. CEG is not obligated to sell the remaining CEG ROFO Assets to the Company and, if offered by CEG, the Company cannot be sure whether these assets will be offered on acceptable terms, or that the Company will choose to consummate such acquisitions. The Company and CEG work collaboratively in considering new assets to be added under the CEG ROFO Agreement or to be acquired by the Company outside of the CEG ROFO Agreement. The assets listed below, all of which are included in a co-investment partnership with Hannon Armstrong Sustainable Infrastructure Capital, Inc., represent the Company's currently committed investments in projects with CEG and the CEG ROFO Assets:

Asset	Technology	Gross Capacity (MW)	State	COD	Status
Mililani I	Solar	39	HI	2H22	Committed
Waiawa	Solar	36	HI	2H22	Committed
Daggett Solar 2 and 3	Solar	482	CA	2H22/1H23	Committed
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
Maintain sound financial practices to grow the distributions. The Company intends to maintain a commitment to disciplined financial analysis and a balanced capital structure to enable it to increase its distributions over time and serve the long-term interests of its unit holders. The Company's financial practices include a risk and credit policy focused on transacting with creditworthy counterparties; a financing policy, which focuses on seeking an optimal capital structure through various capital formation alternatives to minimize interest rate and refinancing risks, ensure stable distributions and maximize value. The Company intends to evaluate various alternatives for financing future acquisitions and refinancing of existing project-level debt, in each case, to reduce the cost of debt, extend maturities and maximize CAFD.
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
The Company's Thermal Business has certain cost efficiencies that may form barriers to entry. Generally, there is only one district energy system in a given territory, for which the only competition comes from on-site systems. While the district energy system can usually make an effective case for the efficiency of its services, some building owners nonetheless may opt for on-site systems, either due to corporate policies regarding allocation of capital, unique situations where an on-site system might in fact prove more efficient or because of previously committed capital in systems that are already on-site. Growth in existing district energy systems generally comes from new building construction or existing building conversions within the service territory of the district energy provider. On October 22, 2021, Clearway Energy Operating LLC entered into a binding agreement to sell the Thermal Business to KKR. For further discussion of the Thermal Disposition, refer to Item 15 — Note 3, Acquisitions and Dispositions.

Competitive Strengths
Stable, high quality cash flows. The Company's facilities have a stable, predictable cash flow profile consisting of predominantly long-life electric generation assets that sell electricity under long-term fixed priced contracts or pursuant to regulated rates with investment-grade and certain other creditworthy counterparties. The Company's facilities have minimal fuel risk. For the Company's contracted conventional assets, fuel is provided by the toll counterparty or the cost thereof is a pass-through cost under the Contract for Differences. Renewable facilities have no fuel costs, and most of the Company's thermal infrastructure assets have contractual or regulatory tariff mechanisms for fuel cost recovery. The offtake agreements for the Company's conventional and renewable generation facilities have a weighted-average remaining duration, based on CAFD, of approximately 12 years as of December 31, 2021, providing long-term cash flow stability. The Company's generation offtake agreements with counterparties for whom credit ratings are available have a weighted-average Moody’s rating of Ba1 based on rated capacity under contract and continues to be influenced by the PG&E Bankruptcy. All of the Company's assets are in the U.S. and accordingly have no currency or repatriation risks.
Environmentally well-positioned portfolio of assets. The Company's portfolio of electric generation assets consists of over 5,000 net MW of renewable generation capacity that are non-emitting sources of power generation. Additionally, the Company's California conventional assets consist of efficient gas generation facilities that support electric system reliability. The Company does not anticipate having to expend any significant capital expenditures in the foreseeable future to comply with current environmental regulations applicable to its generation assets. Taken as a whole, the Company believes its strategy will be a net beneficiary of current and potential environmental legislation and regulatory requirements that may serve as a catalyst for capacity retirements and improve market opportunities for environmentally well-positioned assets like the Company's assets once its current offtake agreements expire.
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
Significant scale and diversity. The Company is one of the largest renewable energy owners in the U.S. with over 5,000 net MW of installed wind and solar generation projects. The Company's over 9,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities as well as the Thermal Business. The Company's contracted renewable and conventional generation assets benefit from significant diversification in terms of technology, fuel type, counterparty and geography. The Company's Thermal Business consists of fifteen operations, seven of which are district energy centers that provide steam and chilled water to approximately 685 customers, and eight of which provide generation. The Company believes its scale and access to best practices across the fleet improves its business development opportunities through enhanced industry relationships, reputation and understanding of regional power market dynamics. Furthermore, the Company's diversification reduces its operating risk profile and reliance on any single market.
Relationship with GIP and CEG. The Company believes that its relationship with GIP and CEG provides significant benefits. Global Infrastructure Management, LLC, or GIM, the manager of GIP, is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses in both the Organization for Economic Co-operation and Development and select emerging market countries. GIM has a strong track record of investment and value creation in the renewable energy sector. GIM also has extensive experience with publicly traded yield vehicles and development platforms, ranging from Europe's first application of a yield company/development company model to the largest renewable platform in Asia-Pacific. Additionally, the Company believes that CEG provides the Company access to a highly capable renewable development and operations platform that is aligned to support the Company's growth.

Thermal infrastructure business has high entry costs. Significant capital has been invested to construct the Company's thermal infrastructure assets, serving as a barrier to entry in the markets in which such assets operate. The Company's thermal district energy centers are located in urban city areas, with the chilled water and steam delivery systems located underground. Constructing underground delivery systems in urban areas requires long lead times for permitting, rights of way and inspections and is costly. By contrast, the incremental cost to add new customers in existing markets is relatively low. Once thermal infrastructure is established, the Company believes it has the ability to retain customers over long periods of time and to compete effectively for additional business against stand-alone on-site heating and cooling generation facilities. Installation of stand-alone equipment can require significant modification to a building as well as significant space for equipment and funding for capital expenditures. The Company's system technologies often provide economies of scale in terms of fuel procurement, ability to switch between multiple types of fuel to generate thermal energy, and fuel conversion efficiency. On October 22, 2021, Clearway Energy Operating LLC entered into a binding agreement to sell the Thermal Business to KKR. For further discussion of the Thermal Disposition, refer to Item 15 — Note 3, Acquisitions and Dispositions.
Segment Review
The following tables summarize the Company's operating revenues, net income (loss) and assets by segment for the years ended December 31, 2021, 2020 and 2019, as discussed in Item 15 — Note 13, Segment Reporting.

	Year ended December 31, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$441	$641	$204	$—	$1,286
Net income (loss)	172	(65)	22	(192)	(63)
Total assets	$2,442	$9,603	$631	$42	12,718

	Year ended December 31, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$437	$569	$193	$—	$1,199
Net income (loss)	140	(108)	3	(87)	(52)
Total assets	$2,575	$7,157	$627	$129	10,488

	Year ended December 31, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$346	$485	$201	$—	$1,032
Net income (loss)	135	(104)	(5)	(127)	(101)
Policy Incentives
Policy incentives in the U.S. have the effect of making the development of renewable energy projects more competitive by providing tax credits or grants and accelerated depreciation for a portion of the development costs, decreasing the costs and risks associated with developing such projects or creating demand for renewable energy assets through RPS programs. The elimination of, loss of or reduction in such incentives could decrease the attractiveness of renewable generation projects to developers, including, but not limited to, CEG, which could reduce the Company's acquisition opportunities. Such an elimination, loss or reduction could also reduce the Company's willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues under its PPAs.
U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Pursuant to the U.S. federal Modified Accelerated Cost Recovery System, or MACRS, wind and solar projects are generally fully depreciated for tax purposes over a five-year period (before taking into account certain conventions) even though the useful life of such projects is generally much longer than five years. The Tax Cuts and Jobs Act of 2017, or the Tax Act, also provides the ability for wind and solar projects to claim immediate expensing for property acquired and placed in service after September 27, 2017, and before January 1, 2023.

Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to a percentage of the cost of a wind facility may be claimed in lieu of the PTC. In order to qualify for the PTC (or ITC in lieu of the PTC), construction of a wind facility must begin before a specified date and the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. The Internal Revenue Service, or IRS, issued guidance stating that the safe harbor for continuous efforts and continuous construction requirements will generally be satisfied if the facility is placed in service no more than four years after the year in which construction of the facility began. In response to the COVID-19 pandemic, the IRS extended this safe harbor by one year for facilities that began construction in 2016 or 2017. In 2021, the IRS further extended the continuity safe harbor period to six years for facilities that began construction in 2016 through 2019. For facilities that began construction in 2020, the continuity safe harbor was extended to five years.
Owners of solar projects are eligible to claim an ITC for new solar projects. This incentive was created under the Energy Policy Act of 2005 and has also been extended several times, including most recently by the Consolidated Appropriations Act of 2020.
Tax credits for qualifying wind and solar projects are subject to the following phase-down schedule:

	Year construction of project begins
2015		2016	2017	2018	2019	2020	2021	2022	2023	2024
PTC (a)	100%	100%	80%	60%	40%	60%	60%	—%	—%	—%
On Shore Wind ITC (b)	30%	30%	24%	18%	12%	18%	18%	—%	—%	—%
Solar ITC (c)	30%	30%	30%	30%	30%	26%	26%	26%	22%	10%
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
In accordance with the Energy Policy Act of 2005, FERC has approved the NERC as the national Energy Reliability Organization, or ERO. As the ERO, NERC is responsible for the development and enforcement of mandatory reliability standards for the wholesale electric power system, with such authority delegated in part to regional reliability entities charged with enforcement of mandatory reliability standards for the region which they are responsible for overseeing.
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
A number of regulations that may affect the Company are under review for potential revision or rescission in 2022, including the federal Migratory Bird Treaty Act (MBTA) incidental take permit regulations and federal Bald and Golden Eagle Protection Act incidental take permit regulations. Government leaders have also considered proposed MBTA legislation (Lowenthal Bill). The Company will evaluate the impact of the legislation and regulations as they are revised but cannot fully predict the impact of each until anticipated revisions and legal challenges are resolved. To the extent that proposed legislation and new or revised regulations restrict or otherwise impact the Company's operations, the proposed legislation and regulations could have a negative impact on the Company's financial performance.
Proposed Federal MBTA Incidental Take Legislation and Regulations — On October 4, 2021, U.S. Fish and Wildlife Service (FWS) issued the final MBTA rule, effective December 3, 2021, restoring the MBTA to prohibit the incidental take of migratory birds. FWS also issued an advance notice of proposed rulemaking (ANPR) advising that it intends to gather information necessary to develop proposed regulations to authorize the incidental take of migratory birds under prescribed conditions and prepare a draft environmental review pursuant to the National Environmental Policy Act. In the ANPR, FWS is considering authorizing incidental take using three primary mechanisms: exceptions to the MBTA’s prohibition on incidental take, general permits for certain activity types and specific or individual permits. FWS is seeking comments on when and how it should apply these three mechanisms to different types of activities. The Company is working with renewable industry groups to provide comments on the proposed rule. Scoping comments on the ANPR were due to FWS by December 3, 2021 and the company participated in this process through the industry groups. FWS is expecting to have the Draft Environmental Impact Statement out for public review during the summer 2022 and the Final Environmental Impact Statement and Record of Decision are anticipated for the following summer 2023.
Changes to the National Environmental Policy Act — On October 7, 2021, the Council on Environmental Quality (CEQ) published notice of proposed rulemaking that would alter regulations for implementing the National Environmental Policy Act (NEPA) in order "to generally restore regulatory provisions that were in effect for decades before being modified in 2020." Specifically, the proposed rule would (1) grant federal agencies greater discretion in developing project alternatives; (2) allow federal agencies to adopt NEPA regulations more stringent than CEQ’s regulations; and (3) require agencies to consider direct, indirect, and cumulative effects of major federal actions. The Notice represents "Phase 1" of the Biden Administration’s plans to revise NEPA regulations, which focuses on provisions that pose significant near-term interpretation or implementation challenges and that "make sense to revert to the 1978 regulatory approach." A "Phase 2" proposal that will "more broadly revisit the 2020 NEPA Regulations" is expected to be released in 2022.

Proposed Federal Eagle Incidental Take Permit Proposed Rule — On September 14, 2021, the FWS published in the Federal Register a Notice of Proposed Rulemaking (ANPR) seeking public and regulated-community input on potential approaches for further expediting and simplifying the permit process authorizing incidental take of eagles. This advance notice of proposed rulemaking seeks comment on several approaches that could potentially underpin a more streamlined eagle incidental-take-permitting framework that was first established in 2009. Specifically, FWS is interested in comments clarifying specific aspects of the current permitting process that hinder permit application, processing, or implementation. FWS is also seeking recommendations for additional guidance that would reduce the time and/or cost associated with applying for and implementing long-term, eagle incidental take permits under existing regulations. FWS is looking for recommendations for targeted revisions that could be made to existing regulations consistent with the overall permitting framework that would reduce the time and/or cost associated with applying for and processing long-term permits for incidental take of eagles. Finally, FWS is interested in comments regarding potential new regulatory approaches to authorizing incidental take under the Eagle Act, particularly for projects that can be shown in advance to have minimal impacts on eagles, that would reduce the time and/or cost associated with applying for and operating under long-term permits for the incidental take of eagles. The Company is working with renewable industry groups to provide comments on the proposed rule. Comments on the ANPR were due to FWS by October 29, 2021 and the company participated in this process through the industry groups.
Local California Air District Rules — Air districts have proposed updates to its respective rules to amend, as applicable, Best Available Control Technology criteria for stationary emissions sources including gas turbines, Toxic Air Contaminant Health Risk reporting and general reporting requirements. Rulemaking in the Los Angeles Air Basin, as regulated by South Coast Air Quality Management District, or SCAQMD, continues to update command-and-control regulations that limit NOx emissions for stationary sources in preparation for sunsetting SCAQMD’s Regional Clean Air Market, or RECLAIM, NOx cap and trade program in the next few years. The Company’s conventional generation plants meet the district’s existing and proposed amendments to command-and-control regulations. Proposed updates to local California Air District Rules are not expected to affect the operations nor compliance of the Company’s conventional generation plants.
Customers
The Company sells its electricity and environmental attributes, including RECs, primarily to local utilities under contractual arrangements. During the year ended December 31, 2021, the Company derived approximately 33% of its consolidated revenue from Southern California Edison, or SCE, and approximately 23% of its consolidated revenue from PG&E.
Human Capital
As of December 31, 2021, the Company had 304 employees, 62 of which are in Corporate and 242 of which are in the Thermal Business, which is the subject of a binding agreement to be sold to KKR. For further discussion of the Thermal Disposition, refer to Item 15 — Note 3, Acquisitions and Dispositions. The Company also depends upon personnel of CEG for the provision of asset management, administration and O&M services.

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
By leveraging the multitude of backgrounds and perspectives of its team and developing ongoing relationships with diverse vendors, the Company achieves a collective strength that enhances the workplace and makes the Company a better business partner for its customers and others with a stake in the Company’s success.

In 2020, the Company launched its Equity, Partnership & Inclusion Council, or EPIC. As part of its commitment, the Company provides education on topics related to diversity, inclusion, and anti-racism. The Company also identified three areas of focus: Our People, Our Product & Customers and Our Purchasing. With the involvement of its employees, EPIC is advancing efforts in each of these areas to identify and implement opportunities for the Company to address equity, partnership and inclusion issues in its business activities.
Our People focuses on education and training; diversity, equity and inclusion policies and recruitment strategies; community and industry partnerships; and maintaining high employee engagement and retention.

Our Product & Customers focuses on pursuing opportunities that provide more equitable access to renewable energy for low-to-moderate income customers; supporting the diversity, equity and inclusion goals of the Company's offtakers; and meaningfully representing that work in the external market.

Our Purchasing focuses on establishing a non-discriminatory practices standard for the Company’s suppliers, diverse vendor sourcing and benchmarking.

In addition to the personnel of CEG, the Company relies on other third-party service providers in the daily operations of its conventional facilities and certain renewable facilities.
Environmental, Social and Governance (ESG)
The Company is committed to engaging with its stakeholders on environmental, social and governance, or ESG, matters in a proactive, holistic and integrated manner. The Company strives to provide recent, credible and comparable data to ESG agencies while engaging institutional investors and investor advocacy organizations around ESG issues. The Company's Corporate Governance, Conflicts and Nominating Committee reviews developing trends and emerging ESG matters as well as the Company’s strategies, activities policies and communications regarding ESG matters, and makes recommendations to the Company's Board of Directors regarding potential actions by the Company.
Since December 2019, the Company has issued $2.1 billion of corporate green bonds under a green bond framework that applies the net proceeds to finance or refinance, in part or in full, new and existing projects and assets meeting certain criteria focused on the supply of energy from renewable resources, including solar energy and wind energy. The Company's projects and alignment of its Green Bond Principles (2018) are reviewed by Sustainalytics, an outside consultant with recognized expertise in ESG research and analysis.
The Company includes safety performance goals in the annual incentive plan for its management and the Company had zero fatalities in 2021. In response to the ongoing coronavirus (COVID-19) pandemic, the Company has implemented preventative measures and developed corporate and regional response plans to protect the health and safety of its employees, customers and other business counterparties, while supporting the Company’s suppliers and customers’ operations to the best of its ability in the circumstances. The Company also has modified certain business practices (including limiting non-essential business travel, implementing a temporary work-from-home policy for employees who can execute their work remotely and encouraging employees to adhere to local and regional social distancing, more stringent hygiene and cleaning protocols across the Company’s facilities and operations and self-quarantining recommendations) to support efforts to reduce the spread of COVID-19 and its variants and to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. The Company continues to evaluate these measures, response plans and business practices in light of the evolving effects of COVID-19 and its variants.
As discussed in greater detail above, the Company has focused its diversity, equity and inclusion efforts in three areas: Our People, Our Product & Customers and Our Purchasing – through its launch of EPIC. With the involvement of the Company’s employees, EPIC is advancing efforts in each of these areas to identify and implement opportunities for the Company to address equity, partnership and inclusion issues in its business activities.
Available Information
The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through the SEC's website, www.sec.gov, and through the "Investor Relations" section of Clearway, Inc.'s website, www.clearwayenergy.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The Company also routinely posts press releases, presentations, webcasts, and other information regarding the Company on Clearway, Inc.'s website. The information posted on Clearway, Inc.'s website is not a part of this report.

Item 1A — Risk Factors
Summary of Risk Factors

The Company’s business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include among others, the following key risks:
Risks Related to the Company’s Business
•The ongoing coronavirus (COVID-19) pandemic or any other pandemic could adversely affect the Company’s business, financial condition and results of operations.
•Certain facilities are newly constructed and may not perform as expected.
•The Company's ability to grow and make acquisitions through cash on hand is limited.
•The Company may be unable to close the Thermal Disposition.
•The Company may not be able to effectively identify or consummate any future acquisitions on favorable terms, or at all, and future acquisitions may not be accretive as a result of incorrect assumptions in the Company’s evaluation of such acquisitions, unforeseen consequences or other external events beyond the Company’s control.
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
•The Company’s indebtedness could adversely affect its ability to raise additional capital to fund the Company’s operations or pay distributions, and its debt may be adversely affected by changes to, or replacement of, the London Interbank Offered Rate, or LIBOR.
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
•The Company's assets are exposed to risks inherent in the use of interest rate swaps and forward commodity purchase contracts and the Company may be exposed to additional risks in the future if it utilizes other derivative instruments.
•The Company does not own all of the land on which its power generation or thermal assets are located, which could result in disruption to its operations.
•The Company's businesses are subject to physical, market and economic risks relating to potential effects of climate change and public and governmental initiatives to address climate change.
•Risks that are beyond the Company's control, including but not limited to acts of terrorism or related acts of war, natural disaster, inflation, supply chain disruptions, hostile cyber intrusions or other catastrophic events, could have a material adverse effect on the business, financial condition, results of operations and cash flows.
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
•The Company depends on key personnel and its ability to attract and retain additional skilled management and other personnel, the loss of any of which could have a material adverse effect on the Company's financial condition and results of operations.

•The Company may potentially be adversely affected by emerging technologies that may over time impact capacity markets and the energy industry overall.
Risks Related to the Company’s Relationship with GIP and CEG
•GIP exercises substantial influence over the Company through its position as the controlling shareholder of Clearway, Inc. The Company is highly dependent on GIP and CEG.
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
•The Company's business is subject to complex and evolving U.S. laws and regulations regarding privacy and data protection.
•Government regulations providing incentives for renewable power generation could change at any time and such changes may negatively impact the Company's growth strategy.
•The profitability of certain of the Company's Thermal assets is dependent on regulatory approval.
Risks Related to the Company's Business
The ongoing coronavirus (COVID-19) pandemic or any other pandemic could adversely affect the Company’s business, financial condition and results of operations.
The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization declared as a pandemic on March 11, 2020, has reached every region of the world and has resulted in widespread adverse impacts on the global economy. In response, the Company has modified certain business and workforce practices (including discontinuing all non-essential business travel, implementing a temporary work-from-home policy for employees who can execute their work remotely and encouraging employees to adhere to local and regional social distancing, more stringent hygiene and cleaning protocols across the Company’s facilities and operations and self-quarantining recommendations) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access the Company’s facilities or customer sites could adversely affect the Company’s operations. Also, the Company has a limited number of highly skilled employees for some of its operations and relies on certain independent contractors and other service providers. If a large proportion of the Company’s employees in those critical positions, or independent contractors or other service providers to the Company or its customers were to contract COVID-19 at the same time, the Company would rely upon its business continuity plans in an effort to continue operations at its facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to its operations that could result from shortages of highly skilled employees, independent contractors or service providers.
There is considerable uncertainty regarding how long the COVID-19 pandemic will persist and affect economic conditions, as well as whether governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns that exist as of the date of this report will be effective or whether new measures will be implemented or reinstated. Restrictions of this nature may cause the Company, its suppliers and other business counterparties to experience operational delays and delays in the delivery of materials and supplies and may cause milestones or deadlines relating to various projects to be missed. As a result, the Company could experience reductions in its sales and corresponding revenues in future periods. In addition, worsening economic conditions could result in the Company’s customers being unable or unwilling to fulfill their contractual obligations over time, or as contracts expire, to replace them with agreements on similar terms, which would impact the Company’s future financial performance. A significant decline in sales for the output the Company generates, whether due to decreases in consumer demand or disruption to its facilities or otherwise, would have a material adverse effect on the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its unit holders and its ability to satisfy its debt service obligations.
As of the date of this report, the Company's efforts to respond to the challenges presented by the conditions described above have allowed the Company to minimize the impacts to its business.

Additionally, the effects of COVID-19 (and its variants) or any other pandemic on the global economy could adversely affect the Company’s ability to access the capital and other financial markets, and if so, the Company may need to consider alternative sources of funding for some of its operations and for working capital, which may increase its cost of, as well as adversely impact its access to, capital. These uncertain economic conditions may also result in the inability of the Company’s customers and other counterparties to make payments to the Company, on a timely basis or at all, which could adversely affect the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its unit holders and its ability to satisfy its debt service obligations.
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
Pursuant to the Company's cash distribution policy, the Company intends to distribute a significant amount of the CAFD through regular quarterly distributions, and the Company's ability to grow and make acquisitions through cash on hand is limited.
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
The Company may be unable to close the Thermal Disposition.
On October 22, 2021, Clearway Energy Operating LLC entered into a Membership Interest Purchase Agreement to sell the Company’s Thermal Business to KKR, or the Thermal Disposition. The Thermal Disposition is expected to close in the first half of 2022 and is subject to certain customary closing conditions that make its completion and timing uncertain. Accordingly, there can be no assurance that the Thermal Disposition will be consummated on the anticipated schedule or at all. If the Company is unable to complete the Thermal Disposition, the Company may need to seek a new buyer or reassess the decision to sell the Thermal Business, and any such new sale would also be subject to new regulatory approvals and other conditions. Such renegotiation and conditions and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the sale of the Thermal Business. In addition, if the Thermal Disposition is not completed, the Company may need to raise additional capital, including the issuance of additional shares of Clearway Inc.'s common stock to raise equity capital to repay existing indebtedness that has been incurred in anticipation of the Thermal Disposition and to fund the Company’s operations or future growth investments. The future issuance of additional shares of Clearway, Inc. common stock may cause dilution of investors' ownership interest and adversely impact the value of Clearway, Inc.'s common stock. As a result, a delay or failure to consummate the Thermal Disposition could have a material adverse effect on the Company’s business, financial position or results of operations.

The Company may not be able to effectively identify or consummate any future acquisitions on favorable terms, or at all, and future acquisitions may not be accretive as a result of incorrect assumptions in the Company's evaluation of such acquisitions, unforeseen consequences or other external events beyond the Company's control.
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
The acquisition of companies and assets are subject to substantial risks, including the failure to identify material problems during due diligence (for which the Company may not be indemnified post-closing) and the risk of overpaying for assets (or not making acquisitions on an accretive basis). The integration and consolidation of acquisitions requires substantial human, financial and other resources and, ultimately, the Company's acquisitions may divert management’s attention from the Company's existing business concerns, disrupt the Company's ongoing business or not be successfully integrated. There can be no assurances that any future acquisitions will perform as expected or that the returns from such acquisitions will support the financing utilized to acquire them or maintain them. A failure to achieve the financial returns the Company expects when it acquires generation assets could have a material adverse effect on the Company’s ability to grow its business and make cash distributions to its unit holders. Any failure of the Company’s acquired generation assets to be accretive or difficulty in integrating such acquisition into the Company’s business could have a material adverse effect on the Company’s ability to grow its business and make cash distributions to its unit holders. As a result, the consummation of acquisitions could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and ability to pay distributions to its unit holders.
Counterparties to the Company's offtake agreements may not fulfill their obligations and, as the contracts expire, the Company may not be able to replace them with agreements on similar terms in light of increasing competition in the markets in which the Company operates.
A significant portion of the electric power the Company generates is sold under long-term offtake agreements with public utilities or industrial or commercial end-users, with a weighted average remaining duration, based on CAFD, of approximately 12 years. As of December 31, 2021, the largest customers of the Company's power generation assets, including assets in which the Company has less than a 100% membership interest, were SCE and PG&E, which represented 33% and 23%, respectively, of total consolidated revenues generated by the Company during the year ended December 31, 2021.
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

The power generation industry is characterized by intense competition and the Company's electric generation assets encounter competition from utilities, industrial companies and independent power producers, in particular with respect to uncontracted output. In recent years, there has been increasing competition among generators for offtake agreements and this has contributed to a reduction in electricity prices in certain markets characterized by excess supply above designated reserve margins. In light of these market conditions, the Company may not be able to replace an expiring or terminated agreement with an agreement on equivalent terms and conditions, including at prices that permit operation of the related facility on a profitable basis. In addition, the Company believes many of its competitors have well-established relationships with the Company's current and potential suppliers, lenders and customers, and have extensive knowledge of its target markets. As a result, these competitors may be able to respond more quickly than the Company to evolving industry standards and changing customer requirements. The adoption of more advanced technology could reduce its competitors' power production costs resulting in their having a lower cost structure than is achievable with the technologies currently employed by the Company and adversely affect its ability to compete for offtake agreement renewals. If the Company is unable to replace an expiring or terminated offtake agreement, the affected facility may temporarily or permanently cease operations. External events, such as a severe economic downturn or force majeure events, could also impair the ability of some counterparties to the Company's offtake agreements and other customer agreements to pay for energy and/or other products and services received.
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
As of December 31, 2021, the Company had approximately $7,779 million of total consolidated indebtedness, $5,073 million of which was incurred by the Company's non-guarantor subsidiaries. In addition, the Company’s share of its unconsolidated affiliates’ total indebtedness and letters of credit outstanding as of December 31, 2021, totaled approximately $345 million and $37 million, respectively (calculated as the Company’s unconsolidated affiliates’ total indebtedness as of such date multiplied by the Company’s percentage membership interest in such assets).
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
The Company's revolving credit facility contains financial and other restrictive covenants that limit the Company’s ability to return capital to unit holders or otherwise engage in activities that may be in the Company’s long-term best interests. The Company’s inability to satisfy certain financial covenants could prevent the Company from paying cash distributions, and the Company’s failure to comply with those and other covenants could result in an event of default which, if not cured or waived, may entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, failure to comply with such covenants may entitle the related lenders to demand repayment and accelerate all such indebtedness.
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
Letter of credit facilities to support project-level contractual obligations generally have a limited term that may require future renewal, at which time the Company or relevant project-level subsidiary will need to satisfy applicable financial ratios and covenants. If the Company is unable to renew the Company’s letters of credit as expected or replace them with letters of credit under different facilities on favorable terms or at all, the Company may experience a material adverse effect on its business, financial condition, results of operations and cash flows. Furthermore, such inability may constitute a default under certain project-level financing arrangements, restrict the ability of the project-level subsidiary to make distributions to it and/or reduce the amount of cash available at such subsidiary to make distributions to the Company.
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
The Company’s proceeds from “Green Bonds” may not satisfy investor criteria and expectations regarding environmental impact and sustainability performance.
Certain of the Company’s Senior Notes are “Green Bonds,” which require that an amount equal to the net proceeds from the sale of such Senior Notes must be allocated to finance or refinance, in part or in full, new and existing projects and assets meeting certain eligibility criteria under the Company's green bond framework. There is no assurance that the eligible projects to which the Company allocates proceeds from such Senior Notes will satisfy, or continue to satisfy, investor criteria and expectations regarding environmental impact and sustainability performance, and no assurance is given that the use or allocation will satisfy present or future investor expectations or requirements, voluntary taxonomies or standards regarding any investment criteria or guidelines with which investors or their investments are required to comply, whether by any present or future applicable laws or regulations, by their own governing rules or investment portfolio mandates, ratings criteria, voluntary taxonomies or standards or other independent expectations. The market price of such Senior Notes may be impacted by any failure by the Company to satisfy these present or future investor expectations or requirements.
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
Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks such as earthquake, flood, lightning, hurricane and wind, other hazards, such as fire, explosion, structural collapse and machinery failure are inherent risks in the Company's operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. To the extent an event was not covered by insurance policies, such incidents could subject the Company to substantial liabilities arising from emergency response, environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for any related violations of environmental laws or regulations.

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
As described in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company has limited control over the operation of certain of its assets, because the Company beneficially owns less than a majority of the membership interests in such assets. The Company may seek to acquire additional assets in which it owns less than a majority of the related membership interests in the future. In these investments, the Company will seek to exert a degree of influence with respect to the management and operation of assets in which it owns less than a majority of the membership interests by negotiating to obtain positions on management committees or to receive certain limited governance rights, such as rights to veto significant actions. However, the Company may not always succeed in such negotiations. The Company may be dependent on its co-venturers to operate such assets. The Company's co-venturers may not have the level of experience, technical expertise, human resources management and other attributes necessary to operate these assets optimally. In addition, conflicts of interest may arise in the future between the Company and its unit holders, on the one hand, and the Company's co-venturers, on the other hand, where the Company's co-venturers' business interests are inconsistent with the interests of the Company and its unit holders. Further, disagreements or disputes between the Company and its co-venturers could result in litigation, which could increase expenses and potentially limit the time and effort the Company's officers and directors are able to devote to the business.
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
The Company's assets are exposed to risks inherent in the use of interest rate swaps and forward commodity purchase contracts and the Company may be exposed to additional risks in the future if it utilizes other derivative instruments.
The Company uses interest rate swaps to manage interest rate risk. In addition, the Company uses forward commodity purchase contracts to hedge its limited commodity exposure with respect to the Company's district energy assets. If the Company elects to enter into such commodity hedges, the related asset could recognize financial losses on these arrangements as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. If actively quoted market prices and pricing information from external sources are not available, the valuation of these contracts would involve judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts. If the values of these financial contracts change in a manner that the Company does not anticipate, or if a counterparty fails to perform under a contract, it could harm the business, financial condition, results of operations and cash flows.
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
The Company's businesses are subject to physical, market and economic risks relating to potential effects of climate change and public and governmental initiatives to address climate change.
Climate change creates uncertainty in weather and other environmental conditions, including temperature and precipitation levels, and thus may affect consumer demand for electricity. For example, milder than normal weather can reduce demand for electricity and gas distribution services. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, cloud coverage, precipitation, floods and other climatic events, could disrupt the Company's operations and supply chain, and cause them to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs.
Furthermore, governmental, scientific and public concern over the threat of climate change arising from GHG emissions may limit the Company's access to natural gas or decrease demand for energy generated by the Company’s conventional assets. State, national and foreign governments and agencies continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict GHG emissions. Changes in environmental requirements related to GHG, climate change and alternative energy sources may impact demand for the Company's services. For example, the Build Back Better Act, passed by the U.S. House of Representatives and supported by President Biden, includes incentives to increase wind and solar electric generation and encourage consumers to use these alternative energy sources. While this could benefit the Company by increasing the demand for the Company's solar or wind energy, the Company could experience delayed or cancelled projects and/or reduced production and demand for energy generated by the Company’s conventional assets. At this time, it is uncertain whether, and in what form, the Build Back Better Act may become law. However, the Build Back Better Act or similar state or federal initiatives to incentivize a shift away from fossil fuels could reduce demand for energy generated by fossil fuels, and therefore have an adverse effect on the Company’s business, financial condition and results of operations.
Lastly, companies across all industries are facing increased scrutiny from the public, stakeholders and government agencies related to their environmental, social, and governance (ESG) practices and commitments to address climate change. In recent years, investor advocacy groups, institutional investors, investment funds, and other influential investors have placed increasing importance on ESG practices. Increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. While the Company is committed to engaging with its stakeholders on ESG practices in a proactive, holistic and integrated manner, changes in the public or stakeholder sentiment could impact the Company's ability to fund its conventional assets, or decrease the demand for the energy generated by these assets.
Risks that are beyond the Company's control, including but not limited to acts of terrorism or related acts of war, natural disaster, inflation, supply chain disruptions, hostile cyber intrusions or other catastrophic events, could have a material adverse effect on the business, financial condition, results of operations and cash flows.
The Company's generation facilities that were acquired or those that the Company otherwise acquires or constructs and the facilities of third parties on which they rely may be targets of terrorist activities, as well as events occurring in response to or in connection with them, that could cause environmental repercussions and/or result in full or partial disruption of the facilities ability to generate, transmit, transport or distribute electricity or natural gas. Strategic targets, such as energy-related facilities, may be at greater risk of future terrorist activities than other domestic targets. Inflation, disruption in global and domestic supply chains, and other economic conditions could negatively impact the Company’s business in a manner that could adversely affect the Company's results of operations and financial condition. Hostile cyber intrusions, including those targeting information systems as well as electronic control systems used at the generating plants and for the related distribution systems, could severely disrupt business operations and result in loss of service to customers, as well as create significant expense to repair security breaches or system damage.

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
Numerous functions affecting the efficient operation of the Company’s businesses depend on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of the Company's generating assets relies on cyber-based technologies and has been the target of disruptive actions. Potential disruptive actions could result from cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, or otherwise be compromised by unintentional events with respect to the Company or any of its contractors or customers. As a result, operations could be interrupted, property could be damaged and sensitive customer information could be lost or stolen, causing the Company to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to the Company's reputation. In addition, the Company may experience increased capital and operating costs to implement increased security for its cyber systems and generating assets.
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

The Company depends on key personnel and its ability to attract and retain additional skilled management and other personnel, the loss of any of which could have a material adverse effect on the Company's financial condition and results of operations.
The Company believes its current operations and future success depend largely on the continued services of key personnel that it employs. Although the Company currently has access to the resources of CEG, the loss of key personnel employed by the Company or CEG could have a material adverse effect on the Company’s financial condition and results of operations.
The Company may potentially be adversely affected by emerging technologies that may over time impact capacity markets and the energy industry overall.
Research and development activities are ongoing in the Company's industry to provide alternative and more efficient technologies to produce power, including wind, photovoltaic (solar) cells, hydrogen, energy storage, and improvements in traditional technologies and equipment, such as more efficient gas turbines. Advances in these or other technologies could reduce the costs of power production to a level below what the Company has currently forecasted, which could adversely affect its cash flows, results of operations or competitive position.

Some emerging technologies, such as distributed renewable energy technologies, broad consumer adoption of electric vehicles and energy storage devices, could affect the price of energy. These emerging technologies may affect the financial viability of utility counterparties and could have significant impacts on market prices, which could ultimately have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
Risks Related to the Company's Relationships with GIP and CEG
GIP, through its ownership of CEG, exercises substantial influence over the Company through its position as controlling shareholder of Clearway, Inc. The Company is highly dependent on GIP and CEG.
GIP, through its ownership of CEG, owns all of Clearway, Inc.'s outstanding Class B and Class D common stock. Clearway, Inc.'s outstanding Class B and Class D common stock is entitled to one vote per share and 1/100th of a vote per share, respectively. As a result of its ownership of Clearway, Inc.'s Class B and Class D common stock, GIP indirectly owned 54.93% of the combined voting power of Clearway, Inc.’s common stock as of December 31, 2021. Clearway, Inc., through its holdings of Class A units and Class C units, owned a 57.65% economic interest in the Company as of December 31, 2021. Additionally, GIP, through CEG's holdings of Class B units and Class D units, owned the remaining 42.35% economic interest in the Company as of December 31, 2021. As a result of this ownership, GIP has a substantial influence on the Company's affairs.
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
The Company also depends upon CEG and third parties for the provision of management, administration, O&M and certain other services at certain of the Company's facilities. Any failure by CEG or third parties to perform its requirements under these arrangements or the failure by the Company to identify and contract with replacement service providers, if required, could adversely affect the operation of the Company's facilities and have a material adverse effect on the business, financial condition, results of operations and cash flows.

GIP and its affiliates control the Company and have the ability to designate a majority of the members of Clearway, Inc.'s Board.
Due to GIP's approximate 54.93% combined voting power in Clearway, Inc., the ability of other holders of Clearway, Inc.’s Class A and Class C common stock to exercise control over the corporate governance of the Company is limited. GIP and its affiliates have a substantial influence on Clearway, Inc.’s affairs and its voting power constitutes a large percentage of any quorum of Clearway, Inc.’s stockholders voting on any matter requiring the approval of Clearway, Inc.’s stockholders. Such matters include the election of directors, the adoption of amendments to Clearway, Inc.'s amended and restated certificate of incorporation and fourth amended and restated bylaws and approval of mergers or sale of all or substantially all of its assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of Clearway, Inc. or discouraging others from making tender offers for Clearway, Inc.'s shares. In addition, GIP has the right to elect all of Clearway, Inc.'s directors. GIP and its affiliates may hold certain interests that are different from those of the Company or other holders of Clearway, Inc.'s Class A and Class C common stock and there is no assurance that GIP and its affiliates will exercise its control over the Company in a manner that is consistent with the Company’s interests or those of the holders of Clearway, Inc.'s Class A and Class C common stock.
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
Under the CEG Master Services Agreement, CEG does not assume any responsibility other than to provide or arrange for the provision of the services described in the CEG Master Services Agreement in good faith. In addition, under the CEG Master Services Agreement, the liability of CEG and its affiliates is limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or gross negligence or, in the case of a criminal matter, action that was known to have been unlawful. In addition, the Company has agreed to indemnify CEG to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with the Company's operations, investments and activities or in respect of or arising from the CEG Master Services Agreement or the services provided by CEG, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. These protections may result in CEG tolerating greater risks when making decisions than otherwise might be the case, including when determining whether to use leverage in connection with acquisitions. The indemnification arrangements to which CEG is a party may also give rise to legal claims for indemnification that are adverse to the Company and its unit holders.
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
Risks Related to Regulation
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
Greenhouse gas (GHG) regulation could also increase the cost of electricity generated by fossil fuels, and such increases could reduce demand for the power the Company's conventional assets generate and market. Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act's Prevention of Significant Deterioration and Title V programs and has adopted regulations that require, among other things, preconstruction and operating permits for certain large stationary sources and the monitoring and reporting of GHGs from certain onshore oil and natural gas production sources on an annual basis.

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
The U.S. Congress, along with federal and state agencies, has also considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase the cost of environmental compliance for the Company’s conventional assets by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain and maintain permits and other regulatory approvals for the Company’s conventional assets’ existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas the Company gathers, transports and stores. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit the Company by increasing demand for solar or wind energy sources. In addition, governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S, including climate change related pledges made by the Biden Administration. Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change and suspend, revise, or rescind, prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. Furthermore, as part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030, and set the goal of reaching net-zero GHG emissions by 2050. Reentry into the Paris Agreement and President Biden's executive orders may result in the development of additional regulations or changes to existing regulations. The effect on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.
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
The Company's assets are subject to numerous and significant federal, state and local laws, including statutes, regulations, guidelines, policies, directives and other requirements governing or relating to, among other things: protection of wildlife, including threatened and endangered species; air emissions; discharges into water; water use; the storage, handling, use, transportation and distribution of dangerous goods and hazardous, residual and other regulated materials, such as chemicals; the prevention of releases of hazardous materials into the environment; the prevention, presence and remediation of hazardous materials in soil and groundwater, both on and offsite; land use and zoning matters; and workers' health and safety matters. The Company's facilities could experience incidents, malfunctions and other unplanned events that could result in spills or emissions in excess of permitted levels and result in personal injury, penalties and property damage. Any failure to comply with applicable environmental laws and regulations, including those relating to equipment failures, or obtain required governmental approvals and permits, may result in the assessment of administrative, civil or criminal penalties, imposition of investigatory or remedial activities and, in certain, less common circumstances, issuance of temporary or permanent injunctions, or construction or operation bans or delays. As such, the operation of the Company's facilities carries an inherent risk of environmental, health and safety liabilities (including potential civil actions, compliance or remediation orders, fines and other penalties), and may result in the assets being involved from time to time in administrative and judicial proceedings relating to such matters. The Company has implemented environmental, health and safety management programs designed to continually improve environmental, health and safety performance. Environmental laws and regulations have generally become more stringent over time. Significant costs may be incurred for capital expenditures under environmental programs to keep the assets compliant with such environmental laws and regulations. If it is not economical to make those expenditures, it may be necessary to retire or mothball facilities or restrict or modify the Company's operations to comply with more stringent standards. These environmental requirements and liabilities could have a material adverse effect on the business, financial condition, results of operations and cash flows.
The Company's business is subject to complex and evolving U.S. laws and regulations regarding privacy and data protection (“data protection laws”). Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations, or otherwise harm the Company's business.
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New data protection laws pose increasingly complex compliance challenges and potentially elevate the Company's costs. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws can result in significant penalties. Any failure, or perceived failure, by the Company to comply with applicable data protection laws could result in proceedings or actions against the Company by governmental entities or others, subject the Company to significant fines, penalties, judgments, and negative publicity, require the Company to change its business practices, increase the costs and complexity of compliance, and adversely affect the Company's business. As noted above, the Company is also subject to the possibility of cyberattacks, which themselves may result in a violation of these laws. Additionally, if the Company acquires a company that has violated or is not in compliance with applicable data protection laws, the Company may incur significant liabilities and penalties as a result.

Government regulations providing incentives for renewable power generation could change at any time and such changes may negatively impact the Company's growth strategy.
The Company's growth strategy depends in part on government policies that support renewable generation and enhance the economic viability of owning electric generation assets. Renewable generation assets currently benefit from various federal, state and local governmental incentives such as ITCs, cash grants in lieu of ITCs, PTCs, loan guarantees, RPS, programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. These laws, regulations and policies have had a significant impact on the development of renewable energy generation projects and they could be changed, reduced or eliminated at any time. These incentives make the development of renewable generation projects more competitive by providing tax credits or grants and accelerated depreciation for a portion of the development costs, decreasing the costs and risks associated with developing such projects or creating demand for renewable energy assets through RPS programs. The elimination of, loss of or reduction in such incentives could decrease the attractiveness of renewable generation projects to developers, including, but not limited to, CEG, which could reduce the Company's acquisition opportunities. Such an elimination, loss or reduction could also reduce the Company's willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues under its PPAs.
If these laws, regulations and policies are not continued or renewed, the market for future renewable energy PPAs may be smaller and the prices for future renewable energy PPAs may be lower. If the IRS issues guidance that limits the availability of the PTC or the ITC, the projects could generate reduced revenues and reduced economic returns, experience increased financing costs and encounter difficulty obtaining financing on acceptable terms.
If the Company is unable to utilize various federal, state and local government incentives to acquire additional renewable assets in the future, or the terms of such incentives are revised in a manner that is less favorable to the Company, it may suffer a material adverse effect on the business, financial condition, results of operations and cash flows.
Many states have adopted RPS programs mandating that a specified percentage of electricity sales come from eligible sources of renewable energy. However, the regulations that govern the RPS programs, including pricing incentives for renewable energy, or reasonableness guidelines for pricing that increase valuation compared to conventional power (such as a projected value for carbon reduction or consideration of avoided integration costs), may change. If the RPS requirements are reduced or eliminated, it could lead to fewer future commodity contracts or lead to lower prices for the sale of power in future commodity contracts, which could have a material adverse effect on the Company's future growth prospects. Such material adverse effects may result from decreased revenues, reduced economic returns on certain project company investments, increased financing costs, and/or difficulty obtaining financing. Furthermore, the American Recovery and Reinvestment Act of 2009 included incentives to encourage investment in the renewable energy sector, such as cash grants in lieu of ITCs, bonus depreciation and expansion of the U.S. DOE loan guarantee program. It is uncertain what loan guarantees may be made by the U.S. DOE loan guarantee program in the future.

Any of the foregoing could have a material adverse effect on the Company's business, financial condition, results of operations and ability to grow its business and make cash distributions.
A portion of the steam and chilled water produced by the Company's thermal assets is sold at regulated rates, and the revenue earned by the Company's GenConn assets is established each year in a rate case; accordingly, the profitability of these assets is dependent on regulatory approval.
Approximately 433 net MWt of capacity from certain of the Company's thermal assets are sold at rates approved by one or more federal or state regulatory commissions, including the Pennsylvania Public Utility Commission and the California Public Utilities Commission for the thermal assets. Similarly, the revenues related to the GenConn assets are established each year by the Connecticut Public Utilities Regulatory Authority. While such regulatory oversight is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, the rates that the Company may charge, or the revenue that the Company may earn with respect to this capacity are subject to authorization of the applicable regulatory authorities. There can be no assurance that such regulatory authorities will consider all of the costs to have been prudently incurred or that the regulatory process by which rates or revenues are determined will always result in rates or revenues that achieve full recovery of costs or an adequate return on the Company's capital investments. While the Company's rates and revenues are generally established based on an analysis of costs incurred in a base year, the rates the Company is allowed to charge, and the revenues the Company is authorized to earn, may or may not match the costs at any given time. If the Company's costs are not adequately recovered through these regulatory processes, it could have a material adverse effect on the business, financial condition, results of operations and cash flows.

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
•The Company's ability to close the Thermal Disposition;
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
•Cyber terrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss and the possibility that the Company may not have adequate insurance to cover losses resulting from such hazards or the inability of the Company's insurers to provide coverage; and
•The Company's ability to borrow additional funds and access capital markets as well as the Company's substantial indebtedness and the possibility that the Company may incur additional indebtedness going forward.
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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties
Listed below are descriptions of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2021.

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Conventional
Carlsbad	Carlsbad, CA	527	527	100%	Natural Gas	December 2018	San Diego Gas & Electric	2038
El Segundo	El Segundo, CA	550	550	100%	Natural Gas	August 2013	SCE	2023
GenConn Devon	Milford, CT	190	95	50%	Natural Gas/Oil	June 2010	Connecticut Light & Power	2040
GenConn Middletown	Middletown, CT	190	95	50%	Natural Gas/Oil	June 2011	Connecticut Light & Power	2041
Marsh Landing	Antioch, CA	720	720	100%	Natural Gas	May 2013	Various	2023 - 2030
Walnut Creek	City of Industry, CA	485	485	100%	Natural Gas	May 2013	SCE	2023 - 2026
Total Conventional		2,662	2,472
Utility Scale Solar
Agua Caliente	Dateland, AZ	290	148	51%	Solar	June 2014	PG&E	2039
Alpine	Lancaster, CA	66	66	100%	Solar	January 2013	PG&E	2033
Avenal	Avenal, CA	45	23	50%	Solar	August 2011	PG&E	2031
Avra Valley	Pima County, AZ	27	27	100%	Solar	December 2012	Tucson Electric Power	2032
Blythe	Blythe, CA	21	21	100%	Solar	December 2009	SCE	2029
Borrego	Borrego Springs, CA	26	26	100%	Solar	February 2013	San Diego Gas and Electric	2038
Buckthorn Solar (b)	Fort Stockton, TX	154	154	100%	Solar	July 2018	City of Georgetown, TX	2043
CVSR	San Luis Obispo, CA	250	250	100%	Solar	October 2013	PG&E	2038
Desert Sunlight 250	Desert Center, CA	250	63	25%	Solar	December 2014	SCE	2034
Desert Sunlight 300	Desert Center, CA	300	75	25%	Solar	December 2014	PG&E	2039
Kansas South	Lemoore, CA	20	20	100%	Solar	June 2013	PG&E	2033
Kawailoa (b)	Oahu, HI	49	24	48%	Solar	November 2019	Hawaiian Electric Company	2041
Oahu Solar Projects (b)	Oahu, HI	61	58	95%	Solar	September 2019	Hawaiian Electric Company	2041
Roadrunner	Santa Teresa, NM	20	20	100%	Solar	August 2011	El Paso Electric	2031
Rosamond Central (b)	Rosamond, CA	192	96	50%	Solar	December 2020	Various	2035 - 2047
TA High Desert	Lancaster, CA	20	20	100%	Solar	March 2013	SCE	2033
Utah Solar Portfolio	Various	530	530	100%	Solar	July - September 2016	PacifiCorp	2036
Total Utility Scale Solar		2,321	1,621
Distributed Solar
DGPV Fund Projects (b)	Various	286	286	100%	Solar	September 2015 - March 2019	Various	2030 - 2044
Solar Power Partners (SPP) Projects	Various	25	25	100%	Solar	June 2008 - June 2012	Various	2026 - 2037
Other DG Projects	Various	21	21	100%	Solar	December 2010 - October 2015	Various	2023 - 2039
Total Distributed Solar		332	332
Wind
Alta I	Tehachapi, CA	150	150	100%	Wind	December 2010	SCE	2035
Alta II	Tehachapi, CA	150	150	100%	Wind	December 2010	SCE	2035
Alta III	Tehachapi, CA	150	150	100%	Wind	February 2011	SCE	2035
Alta IV	Tehachapi, CA	102	102	100%	Wind	March 2011	SCE	2035
Alta V	Tehachapi, CA	168	168	100%	Wind	April 2011	SCE	2035

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Alta X (b)	Tehachapi, CA	137	137	100%	Wind	February 2014	SCE	2038
Alta XI (b)	Tehachapi, CA	90	90	100%	Wind	February 2014	SCE	2038
Black Rock (b)(d)	Mineral and Grant Counties, WV	70	35	50%	Wind	December 2021	Toyoya and AEP	2036
Buffalo Bear	Buffalo, OK	19	19	100%	Wind	December 2008	Western Farmers Electric Co-operative	2033
Crosswinds	Ruthven, IA	21	21	99%	Wind	June 2007	Corn Belt Power Cooperative	2027
Elbow Creek (b)	Howard County, TX	122	122	100%	Wind	December 2008	Various	2029
Elkhorn Ridge	Bloomfield, NE	81	54	66.7%	Wind	March 2009	Nebraska Public Power District	2029
Forward	Berlin, PA	29	29	100%	Wind	April 2008	Constellation NewEnergy, Inc.	2022
Goat Wind	Sterling City, TX	150	150	100%	Wind	April 2008/June 2009	Dow Pipeline Company	2025
Hardin	Jefferson, IA	15	15	99%	Wind	May 2007	Interstate Power and Light Company	2027
Langford (b)	Christoval, TX	160	160	100%	Wind	December 2009/November 2020	Goldman Sachs	2033
Laredo Ridge	Petersburg, NE	81	81	100%	Wind	February 2011	Nebraska Public Power District	2031
Lookout (b)	Berlin, PA	38	38	100%	Wind	October 2008	Southern Maryland Electric Cooperative	2030
Mesquite Sky (b)	Callahan County, TX	340	170	50%	Wind	December 2021	Various	2033 - 2036
Mesquite Star (b)	Fisher County, TX	419	210	50%	Wind	June 2020	Various	2032 - 2035
Mt Storm	Mt Storm, WV	264	264	100%	Wind	October 2008	Citigroup	2031
Ocotillo	Forsan, TX	59	59	100%	Wind	November 2008	N/A
Odin	Mountain Lake, MN	21	21	100%	Wind	June 2008	Missouri River Energy Services	2028
Pinnacle (b)	Keyser, WV	54	54	100%	Wind	December 2011/December 2021	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (c)	Ritzville, WA	160	160	100%	Wind	December 2020	Avista Corporation	2040
San Juan Mesa	Elida, NM	120	90	75%	Wind	December 2005	Southwestern Public Service Company	2025
Sleeping Bear	Woodward, OK	95	95	100%	Wind	October 2007	Public Service Company of Oklahoma	2032
South Trent	Sweetwater, TX	101	101	100%	Wind	January 2009	AEP Energy Partners	2029
Spanish Fork	Spanish Fork, UT	19	19	100%	Wind	July 2008	PacifiCorp	2028
Spring Canyon II (b)	Logan County, CO	34	31	90.1%	Wind	October 2014	Platte River Power Authority	2039
Spring Canyon III (b)	Logan County, CO	29	26	90.1%	Wind	December 2014	Platte River Power Authority	2039
Taloga	Putnam, OK	130	130	100%	Wind	July 2011	Oklahoma Gas & Electric	2031
Wildorado (b)	Vega, TX	161	161	100%	Wind	April 2007	Southwestern Public Service Company	2027
Total Wind		3,739	3,262
Thermal Generation
CA Fuel Cell	Tulare, CA	3	3	100%	Natural Gas	May 2018	City of Tulare	2038
ECP Uptown Campus	Pittsburgh, PA	6	6	100%	Natural Gas	May 2019	Duquesne University	2059
Energy Center - Pittsburgh	Pittsburgh, PA	7	7	100%	Diesel	January 2019	University of Pittsburgh Medical Center	2038
Energy Center Caguas	Caguas, PR	3	3	100%	Natural Gas	September 2020	Viatris Pharmaceuticals	2032
Paxton Creek Cogen	Harrisburg, PA	12	12	100%	Natural Gas	November 1986	Power sold into PJM markets
Princeton Hospital	Princeton, NJ	5	5	100%	Natural Gas	January 2012	Princeton Hospital	2025

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Tucson Convention Center	Tucson, AZ	2	2	100%	Natural Gas	January 2003	City of Tucson	2023
University of Bridgeport	Bridgeport, CT	1	1	100%	Natural Gas	April 2015	University of Bridgeport	2034
Total Thermal Generation (e)		39	39
Total Clearway Energy LLC		9,093	7,726

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2021.
(b) Projects are part of tax equity arrangements, as further described in Item 15 — Note 2, Summary of Significant Accounting Policies.
(c) Rattlesnake has a deliverable capacity of 144 MW.
(d) Black Rock's rated capacity is 115 MW, of which 70 MW, representing fourteen of the twenty-three wind turbines, became operational as of December 31, 2021. The remaining 45 MW of rated capacity became operational in January 2022.
(e) Includes thermal assets held for sale as of December 31, 2021, as further described in Item 15 — Note 3, Acquisitions and Dispositions.
The following table summarizes the Company's thermal steam and chilled water facilities as of December 31, 2021:

Name and Location of Facility	Thermal Energy Customers (steam/chilled water)	% Owned	Rated Megawatt Thermal Equivalent Capacity (MWt)	Net Megawatt Thermal Equivalent Capacity (MWt) (a)	Generating Capacity
Energy Center Minneapolis, MN	100 steam	100%	284	284	Steam: 1,075 MMBtu/hr.
	55 chilled water	100%	136	136	Chilled water: 38,700 tons
ECP Uptown Campus, PA	Duquesne University	100%	53	53	Steam: 181 MMBtu/hr.
	Duquesne University	100%	24	24	Chilled water: 5,790 tons
Energy Center San Francisco, CA	180 steam	100%	133	133	Steam: 454 MMBtu/hr.
Energy Center Omaha, NE	60 steam	100%	180	180	Steam: 675 MMBtu/hr.
	65 chilled water	100%	88	88	Chilled water: 28,000 tons
Energy Center Harrisburg, PA	115 steam	100%	94	94	Steam: 370 MMBtu/hr.
	5 chilled water	100%	14	14	Chilled water: 3,900 tons
Energy Center Phoenix, AZ	40 chilled water	73% (b)	144	104	Chilled water 41,020 tons
		24%	5	1	Steam: 17 MMBtu/hr.
Energy Center Pittsburgh, PA	25 steam	100%	118	118	Steam: 452 MMBtu/hr.
	30 chilled water	100%	68	68	Chilled water: 22,224 tons
Energy Center San Diego, CA	20 chilled water	100%	31	31	Chilled water: 9,295 tons
Energy Center Princeton, NJ	Princeton HealthCare System	100%	21	21	Steam: 72 MMBtu/hr.
	Princeton HealthCare System	100%	17	17	Chilled water: 4,700 tons
Energy Center Caguas, PR	Viatris Pharmaceuticals	100%	1	1	Steam: 4 MMBtu/hr.
	Viatris Pharmaceuticals	100%	3	3	Chilled water: 800 tons
Total generating capacity (c)			1,414	1,370

(a) Net megawatt thermal equivalent capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2021.
(b) Net MWt capacity excludes 44 MWt available under the right-to-use provisions contained in agreements between one of the Company's thermal facilities and certain of its customers.
(c) Includes thermal assets held for sale as of December 31, 2021, as further described in Item 15 — Note 3, Acquisitions and Dispositions.

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
Distributions
The following table lists the distributions paid on the Company's Class A, Class B, Class C and Class D units during the year ended December 31, 2021:

	Fourth Quarter 2021	Third Quarter 2021	Second Quarter 2021	First Quarter 2021
Distributions per Class A and Class B unit	$0.3400	$0.3345	$0.3290	$0.3240
Distributions per Class C and Class D unit	$0.3400	$0.3345	$0.3290	$0.3240
On February 17, 2022, the Company declared a quarterly distribution on its Class A, Class B, Class C and Class D units of $0.3468 per unit payable on March 15, 2022.
Item 6 — Reserved

Item 7 — Management's Discussion and Analysis of Financial Condition and the Results of Operations

As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-K. Also refer to Item 1 — Business and Item 1A — Risk Factors, which include detailed discussions of various items impacting the Company's business, results of operations and financial condition. Discussions of the year ended December 31, 2019 that are not included in this Annual Report on Form 10-K and year-to-year comparisons of the year ended December 31, 2020 and the year ended December 31, 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

Executive Summary
Introduction and Overview
Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, is an energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP through GIP's portfolio company, Clearway Energy Group LLC, or CEG. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses.
The Company is one of the largest renewable energy owners in the U.S. with over 5,000 net MW of installed wind and solar generation projects. The Company's over 9,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities as well as the Thermal Business. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to increase distributions to its unit holders. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 12 years as of December 31, 2021 based on CAFD.
Significant Events
Thermal Disposition
•On October 22, 2021, Clearway Energy Operating LLC entered into a binding agreement to sell the Thermal Business to KKR for total consideration of $1.9 billion, subject to customary closing adjustments, which is referred to herein as the Thermal Disposition. Based on current estimates, the Company expects total net cash proceeds of approximately $1.35 billion after the assumption of project level debt, estimated taxes and obligations owed, transaction expenses and capital expenditures required to be funded pursuant to the terms and conditions of the definitive agreement. The closing of the transaction is subject to various customary closing conditions, approvals and consents and is expected to close in the first half of 2022. The Company's Thermal segment is comprised solely of the Thermal Business's results of operations.
Corporate Level Financing
•On November 30, 2021, Clearway Energy Operating LLC entered into a senior secured bridge credit agreement, or the Bridge Loan Agreement, that provides for a term loan facility in an aggregate principal amount of $335 million. The Bridge Loan Agreement will mature no later than November 29, 2022. The Company intends to use proceeds from the Thermal Disposition to repay the outstanding principal balance of the term loans under the Bridge Loan Agreement. The borrowings under the term loan facility were used to acquire the Utah Solar Portfolio on December 1, 2021, as described below.
•On November 30, 2021, Clearway Energy Operating LLC entered into the Sixth Amendment to Amended and Restated Credit Agreement to provide for an increase of the maximum permitted Borrower Leverage Ratio to 6.00 to 1.00 during the period commencing on November 30, 2021 and ending on the leverage period termination date, which is the earliest of (i) two business days following the consummation of the Thermal Disposition, (ii) 120 days following the termination or expiration of the binding agreement entered into with KKR to sell the Thermal Business and (iii) the maturity date of the Bridge Loan Agreement. The Sixth Amendment also permits the incurrence of the term loan facility under the Bridge Loan Agreement, permits the incurrence of hedging obligations, permits the prepayment of indebtedness and implements certain other technical modifications.
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
Project-Level Financing Activities
•On March 10, 2021, the Company entered into a financing agreement for non-recourse debt for a total commitment of $126 million related to the repowering of the Pinnacle wind project. The debt consists of a construction loan at an interest rate of LIBOR plus 1.00%. The Company's initial borrowings of $79 million were utilized to repay $53 million of the outstanding balance under the Tapestry financing agreement, which related to the Pinnacle wind project, and to reimburse Clearway Renew LLC for previous contributions and pay vendor invoices and fees. On December 15, 2021, the Company repaid the outstanding principal amount of $117 million utilizing existing corporate liquidity, along with proceeds from tax equity.
Third- Party Acquisitions
•On December 1, 2021, the Company acquired the remaining 50% equity interest in the Utah Solar Portfolio from Dominion Solar Projects III, Inc., for approximately $335 million before working capital and purchase price adjustments in the net amount of $5 million, representing total net consideration of $330 million. Borrowings under the Bridge Loan Agreement were used to fund the acquisition. The Utah Solar Portfolio consists of seven utility-scale solar farms located in Utah representing 530 MW of capacity. The assets within the portfolio sell power subject to 20-year PPAs with PacifiCorp that have approximately 15 years remaining under the agreements. Following the close of the transaction, the Company owns 100% of the membership interests in the Utah Solar Portfolio. The Company removed its equity method investment and consolidates its interests in the Utah Solar Portfolio within the Renewables segment from the date of the acquisition.
•On April 23, 2021, the Company acquired 100% of the equity interests in NedPower Mount Storm LLC, or Mt. Storm, from Castleton Commodities International for approximately $96 million before working capital and purchase price adjustments in the net amount of $4 million, representing a total net consideration of $100 million. Mt. Storm is a 264 MW wind project located in Grant County, West Virginia. Mt. Storm has a 10-year energy hedge with an investment-grade counterparty.
•On February 3, 2021, the Company acquired an additional 35% equity interest in the Agua Caliente solar project from NRG Energy, Inc. for $202 million. Agua Caliente is a 290 MW solar project located in Dateland, Arizona in which the Company previously owned a 16% equity interest. The project has a 25-year PPA with PG&E, with approximately 17 years remaining under the agreement. Following the close of the transaction, the Company owns a 51% equity interest in Agua Caliente. The Company removed its equity method investment and consolidates its interest in Agua Caliente within the Renewables segment from the date of the acquisition.
Drop Down Transactions
•On December 29, 2021, the Company, through its indirect subsidiary Lighthouse Renewable Holding Sub LLC, acquired the Class B membership interests in Black Rock Wind Holding LLC from Clearway Renew LLC, a subsidiary of CEG, for $60 million in cash consideration, $37 million of which was paid on December 29, 2021, with the remaining $23 million paid in February 2022 after all remaining turbines were operational. Lighthouse Renewable Holding Sub LLC is a wholly-owned subsidiary of Lighthouse Renewable Holdco LLC, which is a partnership between the Company and a third-party investor. The Class A membership interests of Black Rock Wind Holding LLC are owned by another third-party investor. Black Rock Wind Holding LLC, through its subsidiary, is the primary beneficiary and consolidates its interests in a tax equity fund, Black Rock TE Holdco LLC, that holds the Black Rock wind project, a 115 MW utility scale wind project located in Mineral County and Grant County, West Virginia. As of December 31, 2021, 70 MW of the 115 MW rated capacity were operational, representing fourteen of the twenty-three wind turbines, and the remaining 45 MW rated capacity became operational in January 2022. A majority of the project’s output is backed by contracts with investment-grade counterparties with a 15-year weighted average contract life.

•On December 17, 2021, the Company through its indirect subsidiary Lighthouse Renewable Holdco 2 LLC, acquired the Class B membership interests in Mesquite Sky Holding LLC from Clearway Renew LLC, a subsidiary of CEG, for $61 million in cash consideration. Lighthouse Renewable Holdco 2 LLC is a partnership between the Company and a third-party investor. The Class A membership interests of Mesquite Sky Holding LLC are owned by another third-party investor. Mesquite Sky Holding LLC, through its subsidiary, is the primary beneficiary and consolidates its interests in a tax equity fund, Mesquite Sky TE Holdco LLC that holds the Mesquite Sky wind project, a 340 MW utility scale wind project located in Callahan County, Texas, which achieved commercial operations in December 2021. A majority of the project’s output is backed by contracts with investment-grade counterparties with a 12-year weighted average contract life.
•On October 28, 2021, the Company, through an indirect subsidiary, entered into an agreement with CEG to acquire the Class A membership interests in the Daggett 3 solar project upon the project meeting certain milestones. Daggett 3 is a 300 MW solar generating facility under development with a combined 144 MW and 576 MWh battery energy storage system located in San Bernardino, California. The Company expects to invest approximately $21 million, subject to closing adjustments. Commercial operations of the facility and the Company's investment are expected to occur in 2022.
•On August 2, 2021, the CEG ROFO Agreement was amended to remove the 100 MW Wildflower utility scale solar project from the ROFO pipeline.
•On June 24, 2021, the Company, through an indirect subsidiary, entered into agreements with CEG to acquire the Class A membership interests in the Mililani I and Waiawa solar projects upon the projects reaching certain milestones. Mililani I is a 39 MW solar generating facility under development with a combined 39 MW and 156 MWh battery energy storage system located in Honolulu, Hawaii. Waiawa is a 36 MW solar generating facility under development with a combined 36 MW and 144 MWh battery energy storage system located in Honolulu, Hawaii. The Company expects to invest approximately $39 million, subject to closing adjustments. Commercial operations of the facilities and the Company's investment are expected to occur in 2022.
•On February 26, 2021, the Company, through an indirect subsidiary, entered into an amended partnership agreement with CEG to repower the Pinnacle wind project, a 54 MW wind facility located in Mineral County, West Virginia. The existing Pinnacle wind power purchase agreements will continue to run through 2031. On March 10, 2021, the Pinnacle wind project acquired equipment from CEG for $21 million in cash consideration. On December 14, 2021, the repowering project reached COD and on December 15, 2021, the Company funded $64 million in corporate capital, which was utilized in part to repay the Pinnacle Repowering Partnership Holdco LLC construction loan, along with proceeds from tax equity.
•On January 12, 2021, the Company acquired 100% of CEG's equity interest and a third-party investor's minority interest in CWSP Rattlesnake Holding LLC for $132 million in cash consideration. CWSP Rattlesnake Holding LLC indirectly consolidates the Rattlesnake wind project, a 160 MW wind facility with 144 MW deliverable capacity located in Adams County, Washington that achieved commercial operations in December 2020. The Company's net capital commitment was $119 million after proceeds from a state sales and use tax refund, which was received in May 2021. The project has a 20-year PPA, which began when the facility reached commercial operations.
Resource Adequacy Agreements
•On September 28, 2021, Walnut Creek contracted with SCE to sell 483 MW of Resource Adequacy, which is the full net qualifying capacity of the plant, commencing in June 2023 and ending in December 2026.
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
February 2021 Winter Events in Texas
•In February 2021, Texas experienced extreme winter weather conditions in which certain of the Company's wind projects were unable to operate and experienced outages due to the weather conditions at that time. Due to this event, and inclusive of amounts related to third-party equity investors, the Company recorded a reduction of approximately $50 million in revenue in the first quarter of 2021 to settle obligations for wind facilities during the extreme weather conditions. After factoring in third-party equity investor contributions, the cash impact to the Company during the first quarter of 2021 was approximately $25 million.

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
Recent Developments Affecting Industry Conditions and the Company's Business
COVID-19
In response to the ongoing coronavirus (COVID-19) pandemic, the Company has implemented preventative measures and developed corporate and regional response plans to protect the health and safety of its employees, customers and other business counterparties, while supporting the Company's suppliers and customers' operations to the best of its ability in the circumstances. The Company continues to promote heightened awareness and vigilance, hygiene, and implementation of more stringent cleaning protocols across its facilities and operations and continues to evaluate these measures, response plans and business practices in light of the evolving effects of COVID-19 and its variants.
As of the date of this report, the Company has not experienced any material financial or operational impacts related to COVID-19, or variants thereof. All of the Company’s facilities have remained operational. The Company has experienced a decrease in volumetric sales on a weather normalized basis at certain Thermal locations in part due to COVID-19 related impacts, which has not resulted in any material financial impacts to the Company. The Company believes that all of its accounts receivable balances as of December 31, 2021 are collectible. The Company will continue to assess collectability based on any future developments.
The Company cannot predict the full impact that COVID-19 and its variants will have on the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its unit holders and its ability to satisfy its debt service obligations at this time, due to numerous uncertainties. The ultimate impact will depend on future developments, including, among others, the ultimate geographic spread of the virus and related variants, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, including vaccines, the duration of the pandemic, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability and the timing and extent to which normal economic and operating conditions resume For additional discussion regarding risks associated with the COVID-19 pandemic, see Part I, Item 1A, Risk Factors.

Consolidated Results of Operations
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2021	2020	2019
Operating Revenues
Energy and capacity revenues	$1,425	$1,234	$1,072
Other revenues	92	53	40
Contract amortization	(144)	(88)	(71)
Mark-to-market for economic hedges	(87)	—	(9)
Total operating revenues	1,286	1,199	1,032
Operating Costs and Expenses
Cost of fuels	75	73	74
Operations and maintenance	279	219	191
Other costs of operations	97	74	72
Depreciation, amortization and accretion	509	428	401
Impairment losses	6	24	33
General and administrative	38	33	27
Transaction and integration costs	7	9	3
Development costs	6	5	5
Total operating costs and expenses	1,017	865	806
Operating Income	269	334	226
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	32	7	83
Impairment loss on investment	—	(8)	—
Gain on sale of unconsolidated affiliate	—	49	—
Other income, net	3	4	9
Loss on debt extinguishment	(53)	(24)	(16)
Derivative interest income (expense)	53	4	(65)
Other interest expense	(365)	(418)	(338)
Total other expense, net	(330)	(386)	(327)
Loss Before Income Taxes	(61)	(52)	(101)
Income tax expense	2	—	—
Net Loss	(63)	(52)	(101)
Less: Net loss attributable to noncontrolling interests	(173)	(113)	(71)
Net Income (Loss) Attributable to Clearway Energy LLC	$110	$61	$(30)

	Year ended December 31,
Business metrics:	2021	2020	2019
Renewables MWh generated/sold (in thousands) (a)	11,313	7,460	6,584
Thermal MWt sold (in thousands)	2,035	1,927	2,153
Thermal MWh sold (in thousands)	59	68	176
Conventional MWh generated (in thousands) (a)(b)	1,108	1,475	1,095
Conventional equivalent availability factor	94.7%	94.9%	94.9%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.

Management's discussion of the results of operations for the years ended December 31, 2021 and 2020
Operating Revenues
Operating revenues increased by $87 million for the year ended December 31, 2021, compared to the same period in 2020, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase due to the acquisitions of Agua Caliente, Mt. Storm, Mesquite Star, Rattlesnake, Langford and Rosamond Central, and the consolidation of the DGPV investments as well as higher wind production at Alta, partially offset by $50 million of net settlements of obligations for wind facilities that were unable to produce the required output during extreme weather conditions in Texas in February 2021	$217
Thermal Segment	Increase primarily driven by higher volumes and higher gas prices passed through to customers, partially offset by a sales-type lease recognized in September 2020	10
Conventional Segment	Increase primarily due to improved availability at the California natural gas portfolio	3
Mark-to-market economic hedging activities	Increase in unrealized losses from changes in the fair value of commodity contracts, primarily driven by the acquisitions of Mesquite Star and Mt. Storm, and increases in forward commodity prices in ERCOT and PJM	(87)
Contract amortization	Increase primarily driven by amortization of the intangible asset for power purchase agreement in connection with the acquisition of Agua Caliente	(56)
		$87
Operations and Maintenance Expense
Operations and maintenance expense increased by $60 million during the year ended December 31, 2021 compared to the same period in 2020, primarily from the acquisition of solar and wind projects during the second half of 2020 and the first half of 2021 as well as the consolidation of the DGPV investments on November 2, 2020.
Other Costs of Operations Expense
Other costs of operations expense, which primarily consists of insurance and property taxes, increased by $23 million during the year ended December 31, 2021, compared to the same period in 2020. This was largely due to a net increase in the Renewables segment primarily from the acquisition of solar and wind projects during the second half of 2020 and the first half of 2021, in addition to refunds of property taxes received in 2020.
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expense increased by $81 million during the year ended December 31, 2021, compared to the same period in 2020, primarily due to a $90 million increase in the Renewables segment, offset slightly by a $9 million decrease in the Thermal segment, as a result of the Thermal Business assets being reclassified to held for sale in the fourth quarter of 2021, as further described in Item 15 — Note 3, Acquisitions and Dispositions. The increase in the Renewables segment was driven by the acquisition of solar and wind projects during the second half of 2020 and the first half of 2021, as well as the consolidation of the DGPV investments on November 2, 2020, resulting in a cumulative increase of $65 million. In addition, approximately $34 million of accelerated depreciation was recorded in 2021, related to the repowering of the Pinnacle wind facility, which is an increase of $25 million compared to the same period in 2020.
Impairment Losses
The Company recorded impairment losses of $6 million and $24 million, for the years ended December 31, 2021 and 2020, respectively, primarily related to several wind projects within the Renewables segment, as further described in Item 15 — Note 9, Asset Impairments.
General and Administrative Expenses
General and administrative expenses increased by $5 million during the year ended December 31, 2021 compared to the same period in 2020, primarily due to an increase in net MSA fees charged by CEG, personnel costs and various consulting fees.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $25 million during the year ended December 31, 2021 compared to the same period in 2020, primarily driven by increased earnings from Desert Sunlight and Avenal in 2021, the acquisition of Mesquite Star on September 1, 2020, which had losses in 2020, and the consolidation of the DGPV investments on November 2, 2020, which had losses in 2020. These increases were partially offset by the absence of equity in earnings for Agua Caliente, which was consolidated due to the acquisition of an additional interest in February 2021, and the sale of the interests in RPV Holdco in May 2020, which had earnings in 2020.
Impairment Loss on Investment
The Company recorded an $8 million impairment loss during the year ended December 31, 2020 related to San Juan Mesa, an equity method investment within the Renewables segment, as further described in Item 15 — Note 9, Asset Impairments.
Gain on Sale of Unconsolidated Affiliate
On May 14, 2020, the Company sold its interests in RPV Holdco to a third-party, which resulted in a gain on sale of investment of approximately $49 million, as further described in Item 15 — Note 3, Acquisition and Dispositions.
Loss on Debt Extinguishment
The Company recorded loss on debt extinguishment of $53 million during the year ended December 31, 2021 primarily driven by the write-off of previously deferred finance costs and payment of premiums related to the redemption of the 2026 Senior Notes and the 2025 Senior Notes in 2021, as further described in Item 15 — Note 10, Long-term Debt.
The Company recorded loss on debt extinguishment of $24 million during the year ended December 31, 2020, which reflects the write-off of previously deferred debt issuance costs, primarily related to the repayment of debt and related refinancing activities in the Renewables segment, as further described in Item 15 — Note 10, Long-term Debt.
Interest Expense
Interest expense decreased by $102 million during the year ended December 31, 2021 compared to the same period in 2020 primarily due to:

(In millions)
Change in fair value of interest rate swaps	$(122)
Increase in interest expense due to a net increase in project level debt primarily related to acquisitions in the Renewables segment	16
Increase in Corporate interest expense due to additional issuances of the 2028 Senior Notes in May 2020, 2031 Senior Notes in March 2021 and 2032 Senior Notes in October 2021, as well as an increase in interest expense related to the intercompany note between Clearway Operating LLC and Clearway, Inc.; partially offset by the repurchases of the 2025 Senior Notes in March 2021 and 2026 Senior Notes in October 2021	4
$(102)
Income Tax Expense
During the year ended December 31, 2021, the Company recorded an income tax expense of $2 million on pretax loss of $61 million. The Company is classified as a partnership for federal and state income tax purposes. Therefore, federal and most state income taxes are assessed at the partner level. The franchise tax imposed by the state of Texas, however, is being assessed at the level of certain project subsidiaries of the Company, and therefore reflected as an income tax expense of the Company.
The Company is subject to examination by taxing authorities for income tax returns filed in the U.S. federal and various state jurisdictions. All tax returns filed by the Company for the year ended December 31, 2013 and forward remain subject to audit.

Net Loss Attributable to Noncontrolling Interests
For the year ended December 31, 2021, the Company had a loss of $173 million attributable to noncontrolling interests and redeemable interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of HLBV	$(174)
Losses attributable to CEG's interest in partnerships	(3)
Income attributable to third-party partnerships	4
$(173)
For the year ended December 31, 2020, the Company had a loss of $113 million attributable to noncontrolling interests and redeemable interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of HLBV	$(135)
Income attributable to third-party partnerships	13
Income attributable to CEG's interest in partnerships	9
$(113)

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
Current Liquidity Position
As of December 31, 2021 and 2020, the Company's liquidity was approximately $821 million and $894 million, respectively, comprised of cash, restricted cash and availability under the Company's revolving credit facility.

	As of December 31,
	2021	2020
	(In millions)
Cash and cash equivalents:
Clearway Energy LLC, excluding subsidiaries	$33	$119
Subsidiaries	146	149
Restricted cash:
Operating accounts	246	73
Reserves, including debt service, distributions, performance obligations and other reserves	229	124
Total cash, cash equivalents and restricted cash	$654	$465
Revolving credit facility availability	167	429
Total liquidity	$821	$894
The Company's liquidity includes $475 million and $197 million of restricted cash balances as of December 31, 2021 and 2020, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. As of December 31, 2021, these restricted funds were comprised of $246 million designated to fund operating expenses, approximately $34 million designated for current debt service payments, and $131 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $64 million is held in distribution reserve accounts.
As of December 31, 2021, the Company had $245 million of outstanding borrowings under the revolving credit facility and $83 million in letters of credit outstanding. During the year ended December 31, 2021, the Company borrowed $622 million under the revolving credit facility, and subsequently repaid $377 million utilizing cash on hand and the proceeds from the issuance of the 2031 Senior Notes.
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
Credit Ratings
Credit rating agencies rate a firm's public debt securities. These ratings are utilized by the debt markets in evaluating a firm's credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Company's ability to pay principal, interest and preferred dividends. Rating agencies evaluate a firm's industry, cash flow, leverage, liquidity and hedge profile, among other factors, in their credit analysis of a firm's credit risk. As of December 31, 2021, the Company's 2028 Senior Notes, 2031 Senior Notes and 2032 Senior Notes are rated BB by S&P and Ba2 by Moody's.

Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities by Clearway, Inc. or the Company as appropriate given market conditions. As described in Item 15 — Note 10, Long-term Debt, the Company's financing arrangements consist of corporate level debt, which includes Senior Notes, intercompany borrowings with Clearway, Inc., and the revolving credit facility, the ATM Programs, and project-level financings for its various assets.
Thermal Disposition
On October 22, 2021, Clearway Energy Operating LLC entered into a binding agreement to sell the Thermal Business to KKR for total consideration of $1.9 billion, subject to customary closing adjustments. Based on current estimates, the Company expects total net cash proceeds of approximately $1.35 billion after the assumption of project level debt, estimated taxes and obligations owed, transaction expenses and capital expenditures required to be funded pursuant to the terms and conditions of the definitive agreement. The closing of the transaction is subject to various customary closing conditions, approvals and consents and is expected to close in the first half of 2022.
Revolving Credit Facility
The Company has a total of $167 million available under the revolving credit facility as of December 31, 2021. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
Bridge Loan Agreement
On November 30, 2021, Clearway Energy Operating LLC entered into a senior secured bridge credit agreement, or the Bridge Loan Agreement, that provides for a term loan facility in an aggregate principal amount of $335 million that will mature no later than November 29, 2022. The Company intends to use proceeds from the Thermal Disposition to repay the outstanding principal balance of the term loans under the Bridge Loan Agreement. The borrowings under the Bridge Loan Facility were used to acquire the Utah Solar Portfolio on December 1, 2021, as described below.
2032 Senior Notes
On October 1, 2021, Clearway Energy Operating LLC completed the sale of $350 million of senior unsecured notes due 2032, or the 2032 Senior Notes. The 2032 Senior Notes bear interest at 3.750% and mature on January 15, 2032. Interest on the 2032 Senior Notes is payable semi-annually on January 15 and July 15 of each year. The 2032 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly-owned current and future subsidiaries. The net proceeds from the 2032 Senior Notes were used, together with existing corporate liquidity, to repurchase the 2026 Senior Notes.
Pinnacle Repowering Partnership Holdco LLC Financing
On March 10, 2021, the Company entered into a financing agreement for non-recourse debt for a total commitment of $126 million related to the repowering of the Pinnacle wind project. The debt consists of a construction loan at an interest rate of LIBOR plus 1.00%. The company's initial borrowings of $79 million were utilized to repay $53 million of the outstanding balance under the Tapestry Wind LLC financing agreement, which related to the Pinnacle wind project, and to reimburse Clearway Renew LLC for equipment purchases and pay vendor invoices and fees. On December 15, 2021, the Company repaid the outstanding principal amount of $117 million utilizing existing corporate liquidity, along with proceeds from tax equity.
2031 Senior Notes
On March 9, 2021, Clearway Energy Operating LLC completed the sale of $925 million of senior unsecured notes due 2031, or the 2031 Senior Notes. The 2031 Senior Notes bear interest at 3.750% and mature on February 15, 2031. Interest on the 2031 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The 2031 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly-owned current and future subsidiaries. The net proceeds from the 2031 Senior Notes were used to repurchase the 2025 Senior Notes, as well as to repay amounts outstanding under the Company's revolving credit facility and for general corporate purposes.

Oahu and Kawailoa Hawaii Refundable Tax Credits
In 2020, the members of the partnerships holding the Oahu Solar and Kawailoa Solar projects submitted applications to the state of Hawaii for refundable tax credits based on the cost of construction of the projects. In April 2021, the members of the partnerships contributed their respective portions of the tax credits in the amount of $49 million to the Oahu Solar and Kawailoa project companies, which was recorded to restricted cash on the Company's consolidated balance sheet with an offsetting adjustment to noncontrolling interests. In accordance with the projects' related agreements, the cash is held in a restricted account and utilized to offset invoiced amounts under the projects' PPAs. As of December 31, 2021, $20 million of the $49 million has been utilized to offset invoiced amounts under the projects' PPAs.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 15 — Note 10, Long-term Debt; (ii) capital expenditures; (iii) off-balance sheet arrangements; (iv) acquisitions and investments; and (v) distributions.

Debt Service Obligations
Principal payments on debt as of December 31, 2021, are due in the following periods:

Description	2022	2023	2024	2025	2026	There- after	Total
	(In millions)
Intercompany Note with Clearway Energy, Inc.	$1	$—	$—	$—	$—	$—	$1
Clearway Energy Operating LLC Senior Notes, due 2028	—	—	—	—	—	850	850
Clearway Energy Operating LLC Senior Notes, due 2031	—	—	—	—	—	925	925
Clearway Energy Operating LLC Senior Notes, due 2032	—	—	—	—	—	350	350
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023	—	245	—	—	—	—	245
Bridge Loan, due 2022	335	—	—	—	—	—	335
Total Corporate-level debt	336	245	—	—	—	2,125	2,706
Project-level debt:
Agua Caliente Solar LLC, due 2037	35	37	38	39	40	495	684
Alta Wind Asset Management LLC	1	1	1	1	1	8	13
Alta Wind I-V lease financing arrangements, due 2034 and 2035	47	49	51	54	55	500	756
Alta Wind Realty Investments LLC, due 2031	2	2	2	2	3	13	24
Borrego, due 2024 and 2038	3	3	3	3	3	39	54
Buckthorn Solar, due 2025	3	4	4	112	—	—	123
Carlsbad Holdco, due 2038	7	2	3	3	9	181	205
Carlsbad Energy Holdings LLC, due 2027	21	22	23	25	26	19	136
Carlsbad Energy Holdings LLC, due 2038	—	—	—	—	—	407	407
CVSR, due 2037	25	26	28	30	32	511	652
CVSR Holdco Notes, due 2037	9	9	9	9	9	124	169
DG-CS Master Borrower LLC, due 2040	28	28	29	30	30	296	441
Duquesne, due 2059 (a)	—	—	—	—	—	95	95
El Segundo Energy Center, due 2023	63	130	—	—	—	—	193
Energy Center Minneapolis Series D, E, F, G, H Notes, due 2025-2037 (a)	—	—	—	4	15	309	328
Kawailoa Solar Portfolio LLC, due 2026	2	2	2	3	69	—	78
Laredo Ridge, due 2028	7	7	9	11	12	26	72
Marsh Landing, due 2023	65	19	—	—	—	—	84
NIMH Solar, due 2024	14	14	148	—	—	—	176
Oahu Solar Holdings LLC, due 2026	3	3	3	3	74	—	86
Rosie Class B, due 2027	2	2	3	3	3	65	78
Tapestry, due 2031	6	6	8	8	9	48	85
Utah Solar Holdings, due 2036	16	15	14	14	16	198	273
Walnut Creek, due 2023	55	19	—	—	—	—	74
WCEP Holdings, LLC due 2023	4	26	—	—	—	—	30
Other	19	38	14	15	16	78	180
Total project-level debt	437	464	392	369	422	3,412	5,496
Total debt	$773	$709	$392	$369	$422	$5,537	$8,202
(a) Principal debt payments relate to Thermal Business long-term debt reclassified to held for sale in the fourth quarter of 2021.

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
For the years ended December 31, 2021 and 2020, the Company used approximately $151 million, and $124 million, respectively, to fund capital expenditures, including maintenance capital expenditures of $25 million and $23 million, respectively. Growth capital expenditures in 2021 include $96 million in the Renewables segment, $43 million incurred in connection with the repowering of the Pinnacle wind project, $19 million incurred in connection with the Rattlesnake wind project, $18 million incurred in connection with the Rosamond Central solar project, $13 million incurred in connection with the Mesquite Star wind project and $3 million incurred by other wind projects. The Company also incurred $30 million of growth capital expenditures in the Thermal and Conventional segments in connection with various development projects.
The Company estimates $36 million of maintenance capital expenditures for 2022, which includes the Thermal segment for all of 2022. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of December 31, 2021, the Company has several investments with an ownership interest percentage of 50% or less. GenConn is a variable interest entity for which the Company is not the primary beneficiary. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $345 million as of December 31, 2021. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.
Contractual Obligations and Commercial Commitments
In addition to the Company's capital expenditure programs, the Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements. The following table summarizes the Company's contractual obligations. See Item 15 — Note 10, Long-term Debt, Note 14, Commitments and Contingencies, and Note 15, Leases, for additional discussion.

	By Remaining Maturity at December 31,
	2021					2020
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)
Long-term debt (including estimated interest) (a)	$1,108	$1,685	$1,303	$6,701	$10,797	$9,560
Operating leases (b)	28	56	57	801	942	591
Fuel purchase and transportation obligations	7	1	—	—	8	14
Other liabilities (c)	32	53	45	180	310	293
Total	$1,175	$1,795	$1,405	$7,682	$12,057	$10,458
(a) Remaining maturities of Thermal Business long-term debt reclassified to held for sale in the fourth quarter of 2021 are $19 million, $40 million, $57 million and $596 million due under 1 Year, 1-3 Years, 3-5 Years and Over 5 Years, respectively.
(b) Remaining maturities of Thermal Business operating leases reclassified to held for sale in the fourth quarter of 2021 are $1 million, $2 million, $2 million and $31 million due under 1 Year, 1-3 Years, 3-5 Years and Over 5 Years, respectively.
(c) Includes water right agreements, service and maintenance agreements, and LTSA commitments.

Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG as well as generation assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its business.
Black Rock Drop Down — On December 29, 2021, the Company, through its indirect subsidiary Lighthouse Renewable Holding Sub LLC, acquired the Class B membership interests in Black Rock Wind Holding LLC from Clearway Renew LLC, a subsidiary of CEG, for $60 million in cash consideration, $37 million of which was paid on December 29, 2021, with the remaining $23 million paid in February 2022 after all remaining turbines were operational. Lighthouse Renewable Holding Sub LLC is a wholly-owned subsidiary of Lighthouse Renewable Holdco LLC, which is a partnership between the Company and a third-party investor. Black Rock Wind Holding LLC is the primary beneficiary and consolidates its interest in a tax equity fund, Black Rock TE Holdco LLC, that holds the Black Rock wind project, a 115 MW utility scale wind project located in Mineral County and Grant County, West Virginia. As of December 31, 2021, 70 MW of the 115 MW rated capacity were operational, representing fourteen of the twenty-three wind turbines, and the remaining 45 MW rated capacity became operational in January 2022. The investment was funded with existing sources of liquidity.
Mesquite Sky Drop Down — On December 17, 2021, the Company, through its indirect subsidiary Lighthouse Renewable Holdco 2 LLC, acquired the Class B membership interests of Mesquite Sky Holding LLC from Clearway Renew LLC, a subsidiary of CEG for $61 million in cash consideration. Lighthouse Renewable Holdco 2 LLC is a partnership between the Company and a third-party investor. Mesquite Sky Holding LLC, through its subsidiary, is the primary beneficiary and consolidates its interest in a tax equity fund, Mesquite Sky TE Holdco LLC, that holds the Mesquite Sky wind project, a 340 MW utility scale wind project located in Callahan County, Texas, which achieved commercial operations in December 2021. The investment was funded with existing sources of liquidity.
Utah Portfolio Acquisition — On December 1, 2021, the Company acquired the remaining 50% equity interest in the Utah Solar Portfolio from Dominion Solar Projects III, Inc., for approximately $335 million before working capital and purchase price adjustments in the net amount of $5 million, representing total net consideration of $330 million. The Utah Solar Portfolio consists of seven utility-scale solar farms located in Utah, representing 530 MW of capacity. Borrowings under the Bridge Loan Agreement were used to fund the acquisition.
Mt. Storm Acquisition — On April 23, 2021, the Company acquired 100% of the equity interests in NedPower Mount Storm LLC, or Mt. Storm, from Castleton Commodities International for approximately $96 million before working capital and purchase price adjustments in the net amount of $4 million, representing a total net consideration of $100 million. Mt. Storm is a 264 MW wind project located in Grant County, West Virginia.
Pinnacle Wind Repowering — On February 26, 2021, the Company, through an indirect subsidiary, entered into an amended partnership agreement with CEG to repower the Pinnacle wind project, a 54 MW wind facility located in Mineral County, West Virginia. On March 10, 2021, the Pinnacle wind project acquired equipment from CEG for $21 million in cash consideration. On December 14, 2021, the repowering project reached COD and on December 15, 2021, the Company funded $64 million in existing corporate liquidity, which was utilized in part to repay the Pinnacle Repowering Partnership Holdco LLC construction loan, along with proceeds from tax equity.
Agua Caliente Acquisition — On February 3, 2021, the Company acquired an additional 35% equity interest in the Agua Caliente solar project from NRG Energy, Inc. for $202 million. Agua Caliente is a 290 MW solar project located in Dateland, Arizona in which the Company previously owned a 16% equity interest.
Rattlesnake Drop Down — On January 12, 2021, the Company acquired 100% of CEG's equity interest and a third-party investor's minority interest in CWSP Rattlesnake Holding LLC for $132 million in cash consideration. CWSP Rattlesnake Holding LLC indirectly consolidates the Rattlesnake wind project, a 160 MW wind facility located in Adams County, Washington that achieved commercial operations in December 2020. The Company's net capital commitment was $119 million after proceeds from a state sales and use tax refund, which was received in May 2021.

Debt Repurchases
2026 Senior Notes Tender Offer and Redemption — In October 2021, the Company repurchased and redeemed an aggregate principal amount of $350 million of the 2026 Senior Notes, through the cash tender offer announced on September 24, 2021 and the redemption of the remaining principal amount of $227 million on October 25, 2021. The 2026 Senior Notes repurchased and redeemed in October 2021 were effectuated at a premium of approximately 103% for total consideration of $359 million and, as a result, the Company recorded a loss on extinguishment in the amount of $9 million. The Company recorded an additional $3 million loss on extinguishment to write off the remaining unamortized deferred financing fees related to the 2026 Senior Notes.
2025 Senior Notes Tender Offer and Redemption — In March 2021, the Company repurchased and redeemed an aggregate principal amount of $600 million of the 2025 Senior Notes, through the cash tender offer announced on March 2, 2021 and the redemption of the remaining principal amount of $183 million on March 17, 2021. The 2025 Senior Notes repurchased and redeemed in March 2021 were effectuated at a premium of approximately 106% for total consideration of $636 million and, as a result, the Company recorded a loss on extinguishment in the amount of $36 million. In addition, the Company recorded a $5 million loss on extinguishment to write off the remaining unamortized deferred financing fees related to the 2025 Senior Notes.
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
The following table lists the distributions paid on the Company's Class A, Class B, Class C and Class D units during the year ended December 31, 2021:

	Fourth Quarter 2021	Third Quarter 2021	Second Quarter 2021	First Quarter 2021
Distributions per Class A and Class B units	$0.3400	$0.3345	$0.3290	$0.3240
Distributions per Class C and Class D units	$0.3400	$0.3345	$0.3290	$0.3240
On February 17, 2022, the Company declared a quarterly distribution on its Class A, Class B, Class C and Class D units of $0.3468 per unit payable on March 15, 2022.

Cash Flow Discussion
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table reflects the changes in cash flows for the year ended December 31, 2021 compared to 2020:

Year ended December 31,	2021	2020	Change
(In millions)
Net cash provided by operating activities	$701	$545	$156
Net cash used in investing activities	(865)	(62)	(803)
Net cash used in financing activities	367	(432)	799
Net Cash Provided by Operating Activities
Changes to net cash provided by operating activities were driven by:

(In millions)
Increase in operating income adjusted for non-cash items	$142
Increase in working capital primarily driven by the timing of accounts receivable collections and payments of accounts payable	37
Decrease in distributions from unconsolidated affiliates	(23)
$156
Net Cash Used In Investing Activities
Changes to net cash used in investing activities were driven by:

(In millions)
Cash paid for Utah Solar Portfolio, Agua Caliente and Mt. Storm acquisitions, net of cash acquired, in 2021	$(533)
Changes in cash paid for Drop Down assets	(107)
Proceeds received from the sale of RPV Holdco, Energy Center Dover LLC and Energy Center Smyrna LLC in 2020	(90)
Changes in capital expenditures	(27)
Change in return of investment from unconsolidated affiliates, net of investments paid	(21)
Cash paid to CEG in 2021 for equipment for the Pinnacle wind project repowering	(21)
Consolidation of DGPV Holdco 3 in 2020	(17)
Other	13
$(803)
Net Cash Used In Financing Activities
Changes in net cash used in financing activities were driven by:

(In millions)
Increase in net contributions from CEG and noncontrolling interest members	$720
Increase in net proceeds under the revolving line of credit	245
Payment to buy out CEG's noncontrolling interest in Repowering Partnership II LLC on May 11, 2020	70
Increase in payments for long-term debt, net of proceeds from issuance of long-term debt, primarily due to issuance of the 2031 and 2032 Senior Notes, Bridge Loan Agreement and the Pinnacle financing agreement in 2021	(124)
Decrease in net proceeds received from equity issuance	(62)
Increase in distributions paid to unit holders	(57)
Other	7
$799

Fair Value of Derivative Instruments
The Company may enter into commodity purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at certain generation facilities. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2021, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2021. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 6, Fair Value of Financial Instruments.

Derivative Activity ( Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2020	$(172)
Contracts realized or otherwise settled during the period	39
Contracts acquired during the period	(52)
Changes in fair value	(51)
Fair value of contracts as of December 31, 2021	$(236)

	Fair value of contracts as of December 31, 2021
	Maturity
Fair Value Hierarchy Losses	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	(22)	(16)	(18)	(1)	(57)
Level 3	(24)	(47)	(36)	(72)	(179)
Total	$(46)	$(63)	$(54)	$(73)	$(236)
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
The Company's significant accounting policies are summarized in Item 15 — Note 2, Summary of Significant Accounting Policies. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's critical accounting policies include accounting utilizing Hypothetical Liquidation at Book Value, or HLBV, and acquisition accounting.

Accounting Policy	Judgments/Uncertainties Affecting Application

Hypothetical Liquidation at Book Value (HLBV)	Estimates of taxable income (loss) and tax capital accounts
Estimated calculation of specified target investor returns
Application of liquidation provisions of operating agreements
Acquisition Accounting	Identification of assets acquired
Inputs for fair values of assets and liabilities acquired
Application of appropriate fair value methodologies
Hypothetical Liquidation at Book Value (HLBV)
Certain portions of the Company's noncontrolling interests in subsidiaries represent third-party interests in the net assets under certain tax equity arrangements, which are consolidated by the Company, that have been entered to finance the cost of wind facilities eligible for certain tax credits. The Company has determined that the provisions in the contractual agreements of these structures represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the noncontrolling interest and investment in unconsolidated affiliates that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the HLBV method. Under the HLBV method, the amounts reported as noncontrolling interests and investment in unconsolidated affiliates represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The investors' interests in the results of operations of the funding structures are determined as the difference in noncontrolling interests at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds' investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period as well as estimated calculations of tax capital accounts based on the relevant provisions of each agreement and the related tax guidance. In addition, these calculations often take into account the stipulated targeted investor return specified in the subsidiaries' operating agreement and agreed by the members of the arrangement. In certain circumstances, the Company and its partners in the tax equity arrangements agree that certain tax benefits are to be utilized outside of the tax equity arrangements, which may result in differences in the amount an investor would hypothetically receive at the initial balance sheet date calculated strictly in accordance with related contractual agreements. These differences are recognized in the consolidated statement of operations using a systematic and rational method over the period during which the investor is expected to achieve its target return. In certain cases, the Company must apply judgment in determining the methodology for applying these concepts in the HLBV method and changes in certain factors may have a significant impact on the amounts that an investor would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income (loss) to the noncontrolling interest holders may create volatility in the consolidated statements of operations.
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
Significant judgment is required in determining the acquisition date fair value of the assets acquired and liabilities assumed, predominantly with respect to property, plant and equipment, power purchase agreements, asset retirement obligations and other contractual arrangements. Evaluations include numerous inputs including forecasted cash flows that incorporate the specific attributes of each asset including age, useful life, equipment condition and technology as well as current replacement costs for similar assets. Other key inputs that require judgment include discount rates, comparable market transactions, estimated useful lives and probability of future transactions. The Company evaluates all available information as well as all appropriate methodologies, when determining the fair value of assets acquired and liabilities assumed in a business combination. In addition, once the appropriate fair values are determined, the Company must determine the remaining useful life for property, plant and equipment and the amortization period and method of amortization for each finite-lived intangible asset.
Recent Accounting Developments
See Item 15 — Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

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
Commodity Price Risk
Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities, and correlations between various commodities, such as electricity, natural gas and emissions credits. The Company manages the commodity price risk of its merchant generation operations by entering into derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted power sales or purchases of fuel. The portion of forecasted transactions hedged may vary based upon management's assessment of market, weather, operation and other factors. See Item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, for more information.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the derivative contracts would cause an increase of approximately $1 million to the net value of natural gas derivatives, and an increase of $0.50 MMBtu in natural gas prices across the term of the derivative contracts would cause an increase of approximately $3 million to the net value of natural gas derivatives as of December 31, 2021. The impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivative contracts would cause a change of approximately $7 million to the net value of power derivatives as of December 31, 2021.
Interest Rate Risk
The Company is exposed to fluctuations in interest rates through its issuance of variable rate debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. See Item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, for more information.
Most of the Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Item 15 — Note 10, Long-term Debt, for more information about interest rate swaps of the Company's project subsidiaries.
If all of the above swaps had been discontinued on December 31, 2021, the Company would have owed the counterparties $63 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2021, a 1% change in interest rates would result in an approximately $6 million change in interest expense on a rolling twelve-month basis.
As of December 31, 2021, the fair value of the Company's debt was $7,998 million and the carrying value was $7,783 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $540 million.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities.
Counterparty Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process, and (ii) the use of credit mitigation measures such as prepayment arrangements or volumetric limits. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. See Item 15 — Note 6, Fair Value of Financial Instruments, for more information about concentration of credit risk.

Item 8 — Financial Statements and Supplementary Data
The financial statements and schedules are listed in Part IV, Item 15 of this Form 10-K.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As previously reported in the Company's Current Report on Form 8-K filed on March 15, 2021, on March 9, 2021, the Audit Committee of the Board of Directors of the Company dismissed KPMG LLP as the Company's independent registered public accounting firm and appointed Ernst & Young LLP (PCAOB ID:42), an independent registered public accounting firm, to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2021. For more information, please refer to the Company's Current Report on Form 8-K filed on March 15, 2021.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control — Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2021.

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

Name	Age	Title
Christopher S. Sotos	50	President and Chief Executive Officer
Chad Plotkin	46	Senior Vice President and Chief Financial Officer
Kevin P. Malcarney	55	Senior Vice President, General Counsel and Corporate Secretary
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
Chad Plotkin has served as the Company’s Chief Financial Officer since November 2016 and was promoted from Senior Vice President to Executive Vice President in January 2022. From January 2016 until his appointment as Senior Vice President and Chief Financial Officer in November 2016, Mr. Plotkin served as Senior Vice President, Finance and Strategy. Prior to this, he served in varying capacities at NRG, including as Vice President of Investor Relations of both the Company and NRG from September 2015 to January 2016 and from January 2012 to February 2015 and Vice President of Finance of NRG from February 2015 to September 2015. From October 2007 to January 2012, Mr. Plotkin served in various capacities in the Strategy and Mergers and Acquisitions group of NRG, including as Vice President, beginning in December 2010.
Kevin P. Malcarney has served as the Company’s General Counsel and Corporate Secretary since May 11, 2018, and was promoted from Senior Vice President to Executive Vice President in January 2022. Mr. Malcarney served as Interim General Counsel of the Company from March 16, 2018 to May 11, 2018. Mr. Malcarney was previously Vice President and Deputy General Counsel and served in various other roles at NRG since September 2008. Prior to NRG, Mr. Malcarney worked at two major law firms in Princeton, New Jersey and Philadelphia, Pennsylvania, and handled mergers and acquisitions, project financing and general corporate matters.
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

Compensation Committee:
Ferrell P. McClean, Chair
Jonathan Bram
Brian R. Ford
Daniel B. More
E. Stanley O'Neal
Compensation Discussion and Analysis
Executive Summary
Executive Compensation Program
Clearway, Inc. is a publicly-traded energy infrastructure investor and owner of modern, sustainable and long-term contracted assets across North America. GIP, through its portfolio company, CEG, holds all of Clearway, Inc.’s Class B common stock and Class D common stock, and thus has the majority voting interest in the Company. This Compensation Discussion and Analysis (this “CD&A”) describes the philosophy, elements, implementation and results of the Clearway, Inc.'s 2021 executive compensation program as it applies to the executive team. As discussed above, Clearway, Inc.’s named executive officers are also named executive officers of Clearway Energy LLC, and the compensation of the named executive officers (“NEOs”) discussed below reflects total compensation for services with respect to Clearway, Inc. and all of its subsidiaries, including Clearway Energy LLC. In this CD&A, the term “Company,” as well as the terms “our,” “we,” “us” or like terms, are used to refer to Clearway, Inc. and its consolidated subsidiaries, including Clearway Energy LLC and its consolidated subsidiaries.
The Compensation Committee’s objectives are to design a simple yet competitive program, which is aligned with the interests of our stockholders. This program is designed to align short-term and long-term compensation with the Company’s annual performance and three-year total stockholder return (“TSR”), respectively. Our annual incentive program (“AIP”) is primarily based on objective criteria that support the achievement of our short-term objectives, which we believe create long-term stockholder value. Our long-term incentives are comprised of 67% Relative Performance Stock Units (“RPSUs”), which vest based on relative TSR measured over three years and 33% Restricted Stock Units (“RSUs”), which vest based on continued service over three years. The program incorporates many best practices in compensation design, while being tailored to our business needs and compensation objectives.
In 2021, the Compensation Committee reviewed and did not modify its philosophy related to the compensation program. Thus, NEO compensation continued to be delivered through a mix of (i) base salary, (ii) an annual incentive bonus opportunity under the AIP and (iii) long-term incentive compensation under our Amended and Restated 2013 Equity Incentive Plan (“LTIP”) in the form of RPSUs and RSUs.
At our 2021 Annual Meeting of Stockholders, we received approximately 99% support for our say on pay proposal. We believe these results demonstrate our stockholders support our pay practices and that our compensation program is aligned with their interests.

Key Governance Features of Our Executive Compensation Program
Our compensation program and practices incorporate several key governance features as highlighted in the table below.

What We Do:	What We Don’t Do:
•Pay for performance by delivering a substantial majority of our President and CEO’s compensation through equity	•No excise tax gross‑ups on change‑in‑control payments and no tax gross‑ups on perquisites or benefits
•The large majority of our equity compensation for Senior Vice Presidents and above is performance‑based	•No pledging or hedging of the Company’s stock by NEOs or directors
•Target our peer group median for total direct compensation	•No employment agreements for executive officers with the exception of our President and CEO
•Require a double trigger for the acceleration of equity vesting in connection with a change‑in‑control	•No guaranteed bonus payments for our NEOs
•Prevent undue risk taking in our compensation practices and engage in robust risk monitoring	•No supplemental executive retirement plans
•Include clawback policies in our compensation plans	•No re‑pricing of underwater stock options and no stock option grants with an exercise price below 100% of fair market value
•Maintain robust stock ownership guidelines for our NEOs
•Provide market‑level retirement benefits and limited perquisites
•Engage an independent compensation consultant to provide advice to the Compensation Committee with respect to our compensation program
•Conduct an annual say on pay vote
Business Strategy and Company Performance
The Company’s primary business strategy is to focus on the acquisition and ownership of assets with predictable, long-term cash flows that allow the Company to increase the cash dividends paid to holders of the Company’s Class A and Class C common stock over time without compromising the ongoing stability of the business. The Company’s plan for executing this strategy includes the following key components: focusing on contracted renewable energy and conventional generation and thermal infrastructure assets; growing our business through acquisitions of contracted operating assets primarily in North America; and maintaining sound financial practices to grow our dividend.
The execution of the Company’s business strategy produced the following results in 2021:
•Raised approximately $1.61 billion in new capital formation for growth investments and liability management, which included corporate level debt and equity financings, the optimization of non-recourse project level debt, and the recycling of non-strategic assets
•Invested or committed approximately $165 million in new growth investments with CEG
•Closed the acquisition of an additional 35% equity interest in the Agua Caliente solar project from NRG Energy, Inc., for $202 million
•Entered into an agreement to sell its Thermal Business to KKR, which sale is expected to close in the first half of 2022
•Closed the acquisition of Rattlesnake, Mesquite Sky and Black Rock wind projects from CEG
•Completed the repowering of the Pinnacle Wind Farm
•Signed and closed acquisitions of an additional 50% equity interest in Utah Solar from Dominion Energy for $335 million and a 100% equity interest in Mt. Storm Wind from Castleton Commodities International for $96 million
•Entered into resource adequacy contracts at Marsh Landing and Walnut Creek to extend the contracted term of both assets
Such results were taken into account by the Compensation Committee in making determinations with respect to the compensation for our NEOs under the 2021 compensation program.

Executive Compensation Program
2021 Named Executive Officers
This CD&A describes the material components of our compensation program for our NEOs in 2021. For the year ending December 31, 2021, our NEOs included the following individuals:

NEO	2021 Title
Christopher S. Sotos	President and Chief Executive Officer
Chad Plotkin	Senior Vice President and Chief Financial Officer
Kevin P. Malcarney	Senior Vice President, General Counsel and Corporate Secretary
Goals and Objectives of the Program
The Compensation Committee is responsible for the development and implementation of the Company’s executive compensation program, subject to Board approval for equity awards to certain officers, and references to Compensation Committee actions described below should be read in a manner that contemplates the requisite Board approval, as applicable, is in effect (see “Board Committees—Compensation Committee” above). The intent of the program is to reward the achievement of the Company’s annual goals and objectives while supporting the Company’s long-term business strategy. The Compensation Committee is committed to aligning executives’ compensation with performance. Our Compensation Committee has designed an executive compensation program that:
•closely aligns our executive compensation with stockholder value creation, avoiding plans that encourage executives to take excessive risk, while driving long-term value to stockholders;
•supports the Company’s long-term business strategy, while rewarding our executive team for their individual accomplishments with tailored individual executive compensation metrics and incentives; and
•provides a competitive compensation opportunity while aligning with market standards for compensation.

The Compensation Committee’s objectives are achieved through the use of both short-term and long-term incentives. The Company currently targets total direct compensation at the median of our Compensation Peer Group (defined below), as described below under “Elements of Compensation.”
The Compensation Process
Compensation Consultant
Pursuant to its charter, the Compensation Committee is authorized to engage, at the expense of the Company, a compensation consultant to provide independent advice, support and expertise to assist the Compensation Committee in overseeing and reviewing our overall executive compensation strategy, structure, policies and programs, and to assess whether our compensation structure establishes appropriate incentives for management and other key employees. Pay Governance has been the Compensation Committee’s independent compensation consultant since August 2020, and Pay Governance has continued to serve in that capacity to the present date. Pay Governance worked with the Compensation Committee to formulate the design of the executive and director compensation programs for 2021. As part of its work with the Compensation Committee, Pay Governance provided reports to the Compensation Committee containing research, market data, survey information and information regarding trends and developments in executive and director compensation. Pay Governance reported directly to the Compensation Committee. Neither Pay Governance, nor any of their affiliates provided any other services for us or any of our affiliates in 2021. In accordance with SEC rules and requirements, the Company has affirmatively determined that no conflicts of interest exist between the Company and Pay Governance (or any individuals working on the Company’s account on behalf of Pay Governance).
Compensation Peer Group Analysis
The Compensation Committee, with support from its independent compensation consultant, identifies the most appropriate comparator group within relevant industries for purposes of benchmarking compensation. The Compensation Committee aims to compare our compensation program to a consistent peer group year-to‑year but given the dynamic nature of our industry and the companies that constitute it, the Compensation Committee annually examines the peer group for appropriateness in terms of size, complexity and industry. As a result of such annual review, the Compensation Committee identified a new peer group for compensation benchmarking purposes in 2021 (the “Compensation Peer Group”).

For these purposes, the Compensation Peer Group, comprised of similarly sized publicly-owned energy and utility companies, is identified below:

Company	Ticker	Company	Ticker
Algonquin Power & Utilities Corp.	NYSE: AQN	Northland Power Inc.	TSX: NPI
Black Hills Corporation	NYSE: BKH	NorthWestern Corporation	NYSE: NWE
Covanta Holding Corporation(1)	NYSE: CVA	Ormat Technologies, Inc.	NYSE: ORA
Genesis Energy, L.P.	NYSE: GEL	South Jersey Industries, Inc.	NYSE: SJI
Innergex Renewable Energy Inc.	TSX: INE	Suburban Propane Partners, L.P.	NYSE:SPH
MGE Energy, Inc.	NASDAQ: MGEE	TransAltaCorporation.	NYSE:TAC

(1) Covanta Holding Corporation was acquired by the EQT Infrastructure V Fund in November 2021 and was delisted, but was included by Pay Governance as part of its 2021 compensation benchmarking analysis. Accordingly, Covanta Holding Corporation is included in the Compensation Peer Group for 2021 but will not be part of the Compensation Peer Group for 2022 or going forward.

For the purposes of determining appropriate NEO pay levels for 2021, the Compensation Committee reviewed NEO compensation from peers, where available and appropriate (e.g., based on an NEO’s position and duties). To supplement this analysis, the Compensation Committee reviewed relevant third-party survey data and considered the recommendations of the CEO on NEO and employee compensation matters not involving the CEO. The Compensation Committee may accept or adjust such CEO recommendations at its discretion. The NEOs did not participate in the Compensation Committee discussions regarding their own compensation.
Elements of Compensation
Our compensation program for our NEOs consists of fixed compensation (base salary), performance-based compensation (AIP bonus and RPSUs) and time-based compensation (RSUs). We use the median percentile of our Compensation Peer Group as a guidepost in establishing the targeted levels of total direct compensation (cash and equity) for our NEOs. We expect that, over time, targeted total direct compensation for our NEOs will continue to approximate the median of our Compensation Peer Group. Realized pay in a given year depends on the achievement of defined performance-based compensation metrics. While a portion of our NEOs’ compensation is fixed, a significant percentage is at-risk and payable and/or realizable only if certain performance objectives are met.

Base Salary
Base salary compensates NEOs for their level of experience and position responsibilities and for the continued expectation of superior performance. Recommendations on increases to base salary take into account, among other factors, the NEO’s individual performance, the general contributions of the NEO to overall corporate performance, the level of responsibility of the NEO with respect to his or her specific position, and the NEO's current base salary level compared to the market median. Messrs. Sotos, Plotkin and Malcarney received base salary increases in 2021 based on their performance and peer group benchmarking. The base salary for each NEO for fiscal year 2021 is set forth below:

Named Executive Officer	2021 Annualized Base Salary ($)(1)	Percentage Increase Over 2020 (%)(2)
Christopher S. Sotos	629,300	3%
Chad Plotkin	391,400	3%
Kevin P. Malcarney	320,000	4%

(1) Actual 2021 base salary earnings are presented in the Summary Compensation Table.
(2) As compared to the December 31, 2020 annualized base salary.

Annual Incentive Compensation
Overview
Annual incentive compensation awards (AIP bonuses) are made under our AIP. AIP bonuses represent short-term compensation designed to compensate NEOs for meeting annual Company goals and for their individual performance over the course of the year. The Compensation Committee establishes these annual Company goals after reviewing the Company’s business strategy and other matters. As further discussed below, the annual goals for 2021 relate to the following three areas: (a) CAFD, (b) key performance milestones, and (c) achievement of the Thermal Plan (as described below). In addition, each NEO’s individual performance may (negatively or positively) affect the bonus amount that he or she ultimately receives under our AIP. However, notwithstanding individual performance or the extent to which the Company goals are achieved, the Compensation Committee retains sole discretion under the AIP to reduce the amount of or eliminate any AIP bonuses that are otherwise payable under the AIP.
AIP bonus opportunities are expressed in terms of threshold, target and maximum bonus opportunities. Different percentages of each NEO’s annual base salary relate to these threshold, target and maximum AIP bonus opportunities. However, in the event threshold performance for 2021 was not achieved with respect to one of the AIP performance metrics, no AIP bonuses would have been payable for that component for 2021.
The AIP provides NEOs (other than Mr. Sotos whose severance is governed by his amended and restated employment agreement) eligibility for a pro-rated target bonus payment for the year of a qualifying severance termination, based on the portion of the performance period that the NEO was employed.
2021 AIP Bonus Performance Criteria
The AIP bonus performance criteria applicable to all NEOs are based upon the three Company goals described above and individual performance. The table below sets forth the 2021 AIP performance criteria and weightings applicable to all NEOs, assuming the achievement of each goal at target.

Goal	Weight
CAFD	35%
Key Performance Milestones	55%
Achievement of the Thermal Plan	10%
Overall Funding	100%
Individual Performance	+/- 20%

•CAFD. The Compensation Committee set the 2021 threshold, target and maximum CAFD performance metric at $272 million, $340 million and $408 million, respectively. For 2021, the CAFD goals and the achieved level are set forth in the chart below. The Company achieved CAFD of approximately $336 million, surpassing the CAFD threshold but less than the CAFD target.

CAFD Threshold	CAFD Target	CAFD Maximum	CAFD Actual
$272 million	$340 million	$408 million	$336 million
•Key Performance Milestones. “Key performance milestones” performance metrics are established as a defined annual incentive category. The Compensation Committee establishes threshold, target and maximum levels of performance for this category based on the number of milestones achieved. For 2021, a total of eight milestones were established relating to the Company’s credit rating, ESG matters, adherence to budget, CAFD per share goals, ratio of administrative costs to CAFD, corporate process improvement, Thermal strategic plan, and OSHA recordable incident rate. Additional CAFD and safety-related goals also applied with respect to the Company’s Thermal Business. For 2021, threshold performance required the achievement of three out of the eight milestones, target performance required the achievement of four out of the eight milestones, and maximum performance required the achievement of all eight milestones. Ultimately, above target performance was attained with the achievement of seven out of the eight milestones in 2021.

•Achievement of the Thermal Plan. Achievement of “Thermal Plan” performance metrics was added as an annual incentive category beginning in 2019 based on the view that all elements of the Company’s business should be reflected in the AIP bonus opportunity. The Compensation Committee established threshold, target and maximum levels for this category for each of the “Thermal Plan” performance metrics. For 2021, the Thermal Plan performance metrics relate to the Thermal Business’s CAFD, growth and five key Thermal Plan goals. Similar to the key performance milestones described above, threshold, target and maximum levels of performance were established for the key Thermal Plan goals based on the number of goals achieved. These goals related to safety, succession planning, and formalizing processes related to business operations, in each case, with respect to the Thermal Business (threshold, target and maximum performance required the achievement of one, three and five goals, respectively, out of a total of five). Ultimately, above-target performance was attained (expressed as 126% of target) with respect to the Thermal Plan in 2021. As noted above, the Company is expected to complete the Thermal Disposition in the first half of 2022. As a result, it is anticipated that the AIP metrics that relate to the Thermal Plan will be modified in 2022.
•Individual Performance. As indicated above, an NEO’s individual performance may (negatively or positively) affect his or her AIP bonus by up to 20%, although no AIP bonus payments can exceed 200% of the target award. Such individual performance is determined on a subjective basis based on the Compensation Committee’s assessment of the NEO’s contributions in supporting adherence to budget, support towards the achievement of key milestones, and other contributions towards the successful execution of the Company’s business strategy. In light of the Company’s above-target achievement of AIP bonus performance criteria in 2021, the Compensation Committee recommended to the full Board that the CEO’s AIP bonus be paid based on the overall 2021 AIP achievement without additional modification. Similarly, the CEO recommended to the Compensation Committee that the AIP bonus for the other NEOs be paid based on the overall 2021 AIP achievement without additional modification. The full board approved the above recommendation of the Compensation Committee for the CEO and the Compensation Committee approved the above recommendation of the CEO for the other NEOs.
2021 Annual Incentive Bonus Opportunity
The threshold, target and maximum AIP bonus opportunities for NEOs for 2021, expressed as a percentage of base salary, were:

Named Executive Officer	Threshold (%)(1)	Target (%)(1)	Maximum (%)(1)	Target Amount ($)
Christopher S. Sotos	50	100	200	629,330
Chad Plotkin	30	60	120	234,840
Kevin Malcarney(2)	30	60	120	192,000

(1) This assumes that the CAFD performance metric and all other quantitative and qualitative goals, including the key milestones, are achieved at threshold, target and maximum levels, as applicable.
(2) Mr. Malcarney's threshold, target and maximum AIP award were increased in 2021 to recognize his performance and better align his total direct compensation with the market median.
2021 Annual Incentive Bonuses
As noted above, with respect to AIP bonuses for 2021, the CAFD target was $340 million, the key performance milestone target was achievement of four out of eight key performance milestones and target achievement of the “Thermal Plan” metrics was based on the achievement of various sub-categories, including the achievement of three out of five key Thermal Plan goals.
For 2021, CAFD achievement was between threshold and target at approximately $336 million and seven out of eight key performance milestones were achieved. In addition, overall achievement for the Thermal Plan for 2021 was above target at 126%. Due to the achievement specified above, 2021 AIP bonuses were paid at levels above target. If performance falls between threshold and target or target and maximum, the bonus opportunity will be determined on an interpolated basis. As a result, the CAFD metric, the key performance milestone, and Thermal Plan metrics were respectively weighted at 97%, 175%, and 126% of target.

The annual incentive bonuses paid to NEOs for 2021 were:

Named Executive Officer	Target Percentage of Annual Base Salary (%)	Percent of Annual Base Salary Achieved (%)	Annual Incentive Payment ($)
Christopher S. Sotos	100	143	899,312
Chad Plotkin	60	86	335,586
Kevin P. Malcarney	60	86	274,368
Long‑Term Incentive Compensation
We believe that equity awards directly align our NEOs’ interests with those of our stockholders. In 2021, the Compensation Committee granted our NEOs a combination of performance-based equity awards directly linked to long-term stockholder value creation and time-based equity awards which also represent a critical component of our long-term incentive compensation due to the retention aspects of the awards. To enhance our compensation program’s focus on Company performance, the majority of these long-term incentive awards (67%) were performance-based (i.e., granted as RPSUs). The remainder of our long-term incentive awards (33%) were time-based (i.e., granted as RSUs which vest over three years). We believe that our AIP appropriately focuses our NEOs on shorter-term (one-year) financial metrics while our LTIP emphasizes long-term stockholder value creation (i.e., three-year TSR outperformance). For 2021, Mr. Sotos’ target LTIP award was 280% of his base salary and Messrs. Plotkin and Malcarney’s target LTIP awards were 125% of their respective base salaries. Mr. Sotos’ target LTIP award increased from 264% in 2020 to 280% in 2021 and Mr. Malcarney's target LTIP award increased from 100% in 2020 to 125% in 2021. These changes were intended to recognize their performance and better align their total direct compensation with the market median. The above mix of long-term incentive compensation applied to all NEOs for 2021.
Relative Performance Stock Units
Each RPSU represents the potential to receive one share of Class C common stock, as adjusted, based on the Company’s TSR performance ranked against the TSR performance of a comparator group of similar companies (the “Performance Peer Group”) after the completion of a three-year performance period. Relative measures are designed to normalize for externalities, ensuring the program appropriately reflects management’s impact on the Company’s TSR by including peer companies that the Compensation Committee believes are similarly impacted by market conditions.
The payout of shares of Class C common stock at the end of the three-year performance period is based on the Company’s TSR performance percentile rank compared with the TSR performance of the Performance Peer Group. To ensure a rigorous program design, the target-level payout (100% of shares granted) requires the Company to perform at the 50th percentile. To induce management to achieve greater than target-level performance in a down market, in the event that the Company’s TSR performance declines by more than 20% over the performance period, the target-level payout (100% of shares granted) will require achievement of 60th percentile performance. The Compensation Committee believes that this increased performance requirement addresses the concern that a disproportionate award may be paid in the event that our relative performance is high, but absolute performance is low.
In the event relative performance is below the 25th percentile, the award is forfeited. In the event relative performance is between the 25th percentile and the 50th percentile (or the 60th percentile if our TSR performance declines by more than 20% over the performance period), payouts will be based on an interpolated calculation. In the event relative performance reaches the 50th percentile (or the 60th percentile as described above), 100% of the award will be paid. In the event relative performance is between the 50th percentile (or the 60th percentile as described above) and the 75th percentile, payouts will be based on an interpolated calculation. In the event that relative performance is at or above the 75th percentile, a maximum payout of 150% of the target will be paid with respect to RPSU awards granted in 2021. Beginning with respect to RPSUs granted in 2018 and continuing for grants of 2021 RPSUs, the maximum payout was (and remains) changed from 200% to 150%. As noted below, the RPSUs granted in 2019 vested at 150% of target based on the Company’s TSR performance ranked against the TSR performance of the Performance Peer Group.

The table below illustrates the design of our RPSUs in 2021.

Performance Targets	Performance Requirement		Payout Opportunity
Maximum	75th percentile or above		150%
Target	Standard Target: 50th percentile	Modified Target: 60th percentile (less than −20% absolute TSR)	100%
Threshold	25th percentile		25%
Below Threshold	Below 25th percentile		0%
Restricted Stock Units
Each RSU represents the right to receive one share of our Class C common stock after the completion of the vesting period. The RSUs granted to the NEOs in 2021 vest ratably, meaning that one‑third of the award vests each year on the anniversary of the grant date, over a three‑year period.
Dividend Equivalent Rights (DERs)
In connection with awards of both RPSUs and RSUs, each NEO also receives DERs, which accrue with respect to the award to which they relate. Accrued DERs are only paid out to the extent that the shares of Class C common stock underlying each award become vested and deliverable to the NEO. Accrued DERs are paid at the same time such shares are delivered to the NEO. Accordingly, DERs are forfeited if the underlying shares are forfeited.
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
Potential Severance and Change‑In‑Control Benefits
Each NEO’s RPSU and RSU award agreements under the LTIP provide for certain treatment in the event of such NEO’s termination of employment under certain circumstances, including in connection with a change-in-control. Additionally, Mr. Sotos, pursuant to his amended and restated employment agreement (as described below), and the remaining NEOs, pursuant to the Company’s Executive Change-in-Control and General Severance Plan (the “CIC Plan”) as well as pursuant to the Compensation Committee’s discretion under the AIP, are entitled to additional severance payments and benefits in the event of termination of employment under certain circumstances, including following a change-in-control.
Change-in-control arrangements are considered a market practice among many publicly held companies. Most often, these arrangements are utilized to encourage executives to remain with the company during periods of extreme job uncertainty and to ensure that any potential transaction is thoroughly and objectively evaluated. In order to enable a smooth transition during an interim period, change-in-control arrangements provide a defined level of security for the executive and the company, enabling a more seamless implementation of a particular merger, acquisition or asset sale or purchase, and subsequent integration. In addition, such agreements include restrictive covenants, such as non-compete, non-solicitation and confidentiality provisions that protect the interests of the Company.
For a more detailed discussion, including the quantification of potential payments, please see the section entitled “Severance and Change-in-Control” following the executive compensation tables below.

Other Matters
Stock Ownership Guidelines
The Compensation Committee and the Board require the CEO to hold Company stock with a value equal to 5.0 times his base salary until his separation from the Company. Our other NEOs (i.e., NEOs other than the CEO) are required to hold Company stock with a value equal to 3.0 times their base salary until their separation from the Company. Personal holdings and vested awards count towards the ownership multiple. Although NEOs are not required to make purchases of our common stock to meet their target ownership multiple, NEOs are restricted from divesting any securities until such ownership multiples are attained, except in the event of hardship or to make a required tax payment, and they must maintain their ownership multiple after any such transactions. Once met, they must maintain their ownership multiple during their service. The current target stock ownership for NEOs as of February 18, 2022, is shown below. All of our NEOs met or exceeded their stock ownership guidelines as of February 18, 2022.

Named Executive Officer	Target Ownership Multiple	Actual Ownership Multiple
Christopher S. Sotos	5.0x	23.7x
Chad Plotkin	3.0x	8.7x
Kevin P. Malcarney	3.0x	6.1x
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code (the “Code”) precludes Clearway Energy Inc., as a public company, from taking a tax deduction for individual compensation to certain of our executive officers in excess of $1 million, subject to certain exemptions. Prior to 2018, the exemptions included an exclusion of performance-based compensation within the meaning of Section 162(m) of the Code (“Section 162(m)”). The Tax Cuts and Jobs Act, enacted in December 2017, however, amended Section 162(m) and eliminated the exclusion of performance-based compensation from the $1 million limit, subject to certain exemptions. The Compensation Committee believes tax deductibility of compensation is an important consideration and continues to consider the implications of legislative changes to Section 162(m). However, the Compensation Committee also believes that it is important to retain flexibility in designing compensation programs, and as a result, has not adopted a policy that any particular amount of compensation must be deductible to the Company under Section 162(m).
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

Compensation Tables
Summary Compensation Table
Fiscal Year Ended December 31, 2021

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non‑Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Christopher S. Sotos	2021	638,260	—	1,535,147	—	899,312	—	19,790	3,092,509
President and Chief	2020	634,500	—	1,900,423	—	699,534	—	14,111	3,248,568
Executive Officer	2019	606,304	—	1,527,522	—	906,235	—	14,882	3,054,943

Chad Plotkin	2021	396,954	—	426,560	—	335,586	—	14,600	1,173,700
Senior Vice President	2020	394,615	—	559,631	—	281,551	—	14,169	1,249,966
and Chief Financial	2019	378,731	—	475,020	—	338,170	—	15,200	1,207,121
Officer
Kevin P. Malcarney	2021	323,991	—	348,772	—	274,368	—	12,550	959,681
Senior Vice President,	2020	317,885	—	362,301	—	151,889	—	10,550	842,625
General Counsel and	2019	300,000	—	300,019	—	170,568	—	11,077	781,664
Corporate Secretary							—

(1) Reflects base salary earnings.
(2) Reflects the grant date fair value determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, Comparison — Stock Compensation. Clearway Energy, Inc. uses the Company’s Class C common stock price on the date of grant as the fair value of the Company’s RSUs. The fair value of RPSUs is estimated on the date of grant using a Monte Carlo simulation model. Prior to 2020, the number of RPSUs granted was based on the fair value of RPSUs estimated on the date of grant using a Monte Carlo simulation model. Beginning with awards granted in 2020, the number of RPSUs granted is based on the 10-day average closing price of the Company’s Class C common stock ending on the date of grant. This change in determining the number of RPSUs granted was implemented after reviewing the compensation practices of Compensation Peer Group companies. For RPSUs granted in 2021, if the maximum level of performance is achieved, the fair value will be approximately $1,431,084 for Mr. Sotos, $397,644 for Mr. Plotkin and $325,119 for Mr. Malcarney.
(3) The amounts shown in this column represent the annual incentive bonuses paid to the NEOs. Further information regarding the annual incentive bonuses is included in the “2021 Annual Incentive Bonuses” section of this CD&A.
(4) The amounts provided in the All Other Compensation column represent the additional benefits payable by the Company and include insurance benefits; the employer match under the Company’s 401(k) plan; financial counseling services up to $12,000 per year for Mr. Sotos and up to $3,000 per year for all other NEOs, not including the financial advisor’s travel or out-of-pocket expenses; legal fees incurred by Mr. Sotos in connection with reviewing and finalizing his amended and restated employment agreement; and when applicable, the Company’s discretionary contribution to the 401(k) plan. The following table identifies the additional compensation for each NEO.

Name	Year	Life and Disability Insurance Reimbursement ($)	Financial Advisor Services ($)	401(k) Employer Matching Contribution ($)	Legal Fees ($)	Total ($)
Christopher S. Sotos	2021	—	—	11,600	8,190	19,790
	2020	—	2,711	11,400	—	14,111
	2019	1,000	2,682	11,200	—	14,882
Chad Plotkin	2021	—	3,000	11,600	—	14,600
	2020	—	3,000	11,169	—	14,169
	2019	1,000	3,000	11,200	—	15,200
Kevin P. Malcarney	2021	—	950	11,600	—	12,550
	2020	—	—	10,550	—	10,550
	2019	—	—	11,077	—	11,077

Grants of Plan‑Based Awards
Fiscal Year Ended December 31, 2021

				Estimated Possible Payouts Under Non‑Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Award Type	Grant Date	Approval Date	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Awards ($)(4)
Christopher S. Sotos	AIP	—	—	314,665	629,330	1,258,660	—	—	—	—
	RPSU	4/15/2021	2/19/2021	—	—	—	10,330	41,319	61,979	—	954,056
	RSU	4/15/2021	2/19/2021	—	—	—	—	—	—	20,233	581,092
Chad Plotkin	AIP	—	—	117,420	234,840	469,680	—	—	—	—
	RPSU	4/15/2021	2/19/2021	—	—	—	2,870	11,481	17,222	—	265,096
	RSU	4/15/2021	2/19/2021	—	—	—	—	—	—	5,622	161,464
Kevin P. Malcarney	AIP	—	—	96,000	192,000	384,000	—	—	—	—
	RPSU	4/15/2021	2/19/2021	—	—	—	2,347	9,387	14,081	—	216,746
	RSU	4/15/2021	2/19/2021	—	—	—	—	—	—	4,597	132,026

(1) Threshold non-equity incentive plan awards include annual incentive plan threshold payments, as presented in the CD&A.
(2) Target non-equity incentive plan awards include annual incentive plan target payments, as presented in the CD&A.
(3) Maximum non-equity incentive plan awards include annual incentive plan maximum payments, as presented in the CD&A.
(4) Reflects the grant date fair value determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, Comparison—Stock Compensation. The Company uses the Class C common stock price on the date of grant as the fair value of the Company’s RSUs. For the years preceding 2020, the fair value of RPSUs was estimated on the date of grant using a Monte Carlo simulation model. Beginning with awards made in 2020, the fair value of RPSUs is based on the 10-day average closing price of the Company’s Class C common stock ending on the date of grant. This change in determining fair value of the RPSUs was implemented after reviewing the compensation practices of Compensation Peer Group companies.

Outstanding Equity Awards at Fiscal Year End
Fiscal Year Ended December 31, 2021

	Option Awards				Stock Awards
	Number of	Number of			Number	Market Value	Equity Incentive Plan Awards
Name	Securities Underlying Unexercised Options (#) Exercisable	Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	of Shares or Units of Stock that Have Not Vested (#)	of Shares or Units of Stock that Have Not Vested ($)	Number of Unearned Shares that Have Not Vested (#)(1)	Market Value of Unearned Shares that Have Not Vested ($)(1)
Christopher S. Sotos	—	—	—	—	52,227(2)	1,881,739	166,383(3)	5,994,779
Chad Plotkin	—	—	—	—	15,215(4)	548,196	49,317(5)	1,776,892
Kevin P. Malcarney	—	—	—	—	10,783(6)	388,511	33,637(7)	1,211,941

(1) Assumes achievement at target award level for 2019, 2020 and 2021 RPSU awards as discussed in the CD&A.
(2) This amount represents 9,789 RSUs and 1,397 DERs that vested on January 2, 2022, 16,066 RSUs and 950 DERs that will vest on April 15, 2022, 16,096 RSUs and 953 DERs that will vest on April 15, 2023, and 6,758 RSUs and 218 DERs that will vest on April 15, 2024.
(3) This amount represents 54,671 RPSUs and 7,802 DERs that vested on January 2, 2022, 56,792 RPSUs and 4,462 DERs that will vest on April 15, 2023, and 41,319 RPSUs and 1,337 DERs that will vest on April 15, 2024. On January 2, 2022, the 2019 RPSU award vested at 150% of target based on the Company’s TSR performance ranked against the TSR performance of the Performance Peer Group.
(4) This amount represents 3,045 RSUs and 434 DERs that vested on January 2, 2022, 4,619 RSUs and 275 DERs that will vest on April 15, 2022, 4,628 RSUs and 276 DERs that will vest on April 15, 2023, and 1,878 RSUs and 60 DERs that will vest on April 15, 2024.
(5) This amount represents 17,001 RPSUs and 2,426 DERs that vested on January 2, 2022, 16,724 RPSUs and 1,314 DERs that will vest on April 15, 2023, and 11,481 RPSUs and 371 DERs that will vest on April 15, 2024. On January 2, 2022, the 2019 RPSU award vested at 150% of target based on the Company’s TSR performance ranked against the TSR performance of the Performance Peer Group.
(6) This amount represents 1,923 RSUs and 274 DERs that vested on January 2, 2022, 3,309 RSUs and 188 DERs that will vest on April 15, 2022, 3,315 RSUs and 189 DERs that will vest on April 15, 2023, and 1,536 RSUs and 49 DERs that will vest on April 15, 2024.
(7) This amount represents 10,738 RPSUs and 1,532 DERs that vested on January 2, 2022, 10,827 RPSUs and 850 DERs that will vest on April 15, 2023, and 9,387 RPSUs and 303 DERs that will vest on April 15, 2024. On January 2, 2022, the 2019 RPSU award vested at 150% of target based on the Company’s TSR performance ranked against the TSR performance of the Performance Peer Group.

Option Exercises and Stock Vested
Fiscal Year Ended December 31, 2021

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(3)
Christopher S. Sotos	—	—	98,461(2)	3,112,637
Chad Plotkin	—	—	28,040(4)	886,183
Kevin P. Malcarney	—	—	7,784(5)	242,631

(1) Includes shares and DERs that vested pursuant to underlying awards and converted to Class C common stock in 2021.
(2) Represents 7,102 RSUs, 59,399 RPSUs and 11,532 DERs that vested on January 2, 2021 pursuant to the stock compensation awards granted on January 2, 2018. Represents 9,759 RSUs and 923 DERs that vested on January 2, 2021 pursuant to the stock compensation award granted on January 2, 2019. Represents 9,329 RSUs and 417 DERs that vested on April 15, 2021 pursuant to the stock compensation award granted on April 15, 2020.
(3) The values are based on December 31, 2020 Class C common stock closing share price of $31.93 for awards and DERs that vested on January 2, 2021. The values are based on April 15, 2021 Class C common stock closing share price of $28.72 for awards and DERs that vested on April 15, 2021.
(4) Represents 1,989 RSUs, 16,632 RPSUs and 3,228 DERs that vested on January 2, 2021 pursuant to the stock compensation awards granted on January 2, 2018. Represents 3,035 RSUs and 287 DERs that vested on January 2, 2021 pursuant to the stock compensation award granted on January 2, 2019. Represents 2,747 RSUs and 122 DERs that vested on April 15, 2021 pursuant to the stock compensation award granted on April 15, 2020.
(5) Represents 3,323 RSUs and 506 DERs that vested on January 2, 2021 pursuant to the stock compensation award granted on May 11, 2018. Represents 1,917 RSUs and 181 DERs that vested on January 2, 2021 pursuant to the stock compensation award granted on January 2, 2019. Represents 1,778 RSUs and 79 DERs that vested on April 15, 2021 pursuant to the stock compensation award granted on April 15, 2020.

Employment Agreements
The Company has not entered into employment agreements with any officers other than Mr. Sotos.
On September 23, 2021, the Company and Mr. Sotos entered into an agreement amending and restating Mr. Sotos' employment agreement, dated as of May 6, 2016, as previously amended, pursuant to which Mr. Sotos continues to serve as the Company’s President and CEO for a new term that began on September 23, 2021 (the “Effective Date”). Under this amended and restated employment agreement, the term of Mr. Sotos' employment will continue until the earlier of the date his employment is terminated by either party or December 31, 2024; provided that such employment period will automatically renew on the same terms and conditions for additional one-year terms unless either party provides the other party with written notice of its election not to renew the then-current employment period at least 90 days before such period's expiration date. The amended and restated employment agreement entitled Mr. Sotos to an annual base salary of $629,330 for the period beginning on the Effective Date and ending on December 31, 2021. For each annual period thereafter, our Board will determine whether to increase Mr. Sotos’ annual base salary. The amended and restated employment agreement provides that, beginning with the 2021 fiscal year, Mr. Sotos is eligible to receive an annual bonus at a target amount equal to 100% of base salary (i.e., AIP bonus), with it being understood that such percentage may be increased by the Company from time to time, in each case based on achievement of criteria determined by the Board with input from Mr. Sotos. The maximum award opportunity each year is 200% of the target amount. The amended and restated employment agreement further provides that Mr. Sotos is eligible to participate in the LTIP, on such terms as are set forth in the plan. Mr. Sotos’ target LTIP award for the 2021 fiscal year was approximately 280% of base salary.
In addition to the compensation and benefits described above, as well as paid vacation and director and officer liability insurance, the amended and restated employment agreement provides that Mr. Sotos will receive the following:
•Reimbursement for annual tax return preparation expenses and tax advice and financial planning, up to a maximum of $12,000 per year, and reimbursement for legal fees incurred in connection with reviewing and finalizing his amended and restated employment agreement, up to a maximum of $12,000;
•Eligibility to participate in the Company’s retirement plans, health and welfare plans, and disability insurance plans under the same terms, and to the same extent, as other senior management of the Company; and
•Reimbursement for the costs of litigation or other disputes incurred in asserting any claims under the amended and restated employment agreement, unless the court finds in favor of the Company.

The amended and restated employment agreement also entitles Mr. Sotos to certain severance payments and benefits in the event his employment terminates under certain circumstances. These severance payments and benefits are described and quantified under the section “Severance and Change‑in‑Control” below. In addition, under the amended and restated employment agreement, the Company has agreed to indemnify Mr. Sotos against any claims arising as a result of his position with the Company to the fullest extent permitted by the Company's certificate of incorporation, bylaws or Board resolutions or, if greater, Delaware law.
The amended and restated employment agreement includes non‑competition and non‑solicitation restrictions on Mr. Sotos during the term of his employment and for one year after his termination of employment. The amended and restated employment agreement also includes confidentiality, indemnification obligations and intellectual property restrictions and an obligation for Mr. Sotos to cooperate with the Company in the event of any internal, administrative, regulatory, or judicial proceeding. The provisions of the amended and restated employment agreement may only be waived with the written consent of the Company and Mr. Sotos.
Severance and Change‑In‑Control
Each NEO’s RPSU and RSU award agreements under the LTIP provide for special treatment in the event of such NEO’s termination of employment under certain circumstances. Upon death or disability, an NEO’s RSUs and RPSUs will vest in full and the performance metrics with respect to the RPSUs will be deemed to be achieved at target levels. Upon retirement, an NEO’s RSUs and RPSUs will remain eligible for vesting pursuant to the award agreement as though the NEO was continuously employed by the Company throughout the relevant period; provided that retirement occurs more than 12 months following the applicable award’s grant date. Further, if an NEO’s employment is involuntarily terminated by the Company without cause (as defined in Mr. Sotos’ amended and restated employment agreement with respect to Mr. Sotos, and as defined in the LTIP with respect to the other NEOs) during the Change in Control Period (as defined below), (i) such NEO’s RSUs will vest in full immediately upon the later of such change in control or such termination of employment and (ii) the Compensation Committee will, pursuant to the terms and conditions of the LTIP and RPSU award agreement(s), determine the final amount payable to the NEO, if any, pursuant to his or her RPSUs. No RPSU or RSU that is granted to an NEO provides for accelerated vesting upon any other involuntary termination.
The “Change in Control Period” is the period commencing six months immediately prior to, and ending 12 months (or in the case of Mr. Sotos, 24 months) immediately following, a change in control of the Company (as defined in the LTIP and Mr. Sotos’ employment agreement as applicable). Effective December 7, 2021 with respect to the LTIP and January 1, 2022 with respect to the CIC Plan, the ending date for the Change in Control Period for each of the NEOs other than Mr. Sotos was extended to 24 months immediately following a change in control of the Company (i.e., matching the existing Change of Control Period with respect to Mr. Sotos).
In addition to the above-described treatment of the equity awards, Mr. Sotos, pursuant to his amended and restated employment agreement, and the other NEOs, pursuant to the CIC Plan and in some cases, the AIP, are entitled to certain additional severance payments and benefits in the event of termination of employment under certain circumstances, including following a change‑in‑control.
Mr. Sotos’ Benefits
If Mr. Sotos’ employment is involuntarily terminated by the Company without cause or if he terminates his employment for good reason, subject to Mr. Sotos executing a release of claims, the Company agrees to provide Mr. Sotos with the following severance benefits:
•A lump sum payment equal to no less than 1.5 times Mr. Sotos’ annual base salary in effect at the time of Mr. Sotos' termination of employment;
•A lump sum payment equal to the bonus that Mr. Sotos would have earned if his employment had not terminated (i.e., contingent on satisfaction of the performance goals applicable to such bonus) under the then‑current bonus plan, which amount will be pro‑rated based on the number of days during the year that he was employed by the Company and paid at the time annual bonus payments are generally made to the Company's executive officers;
•Any unpaid bonus amount for the prior fiscal year to the extent not paid prior to the termination date; and
•Reimbursement of the portion of COBRA premiums based on the monthly premium cost that would have been paid by the Company immediately prior to Mr. Sotos' termination of employment for a period of 18 months after the date of termination, except that such coverage will be discontinued if Mr. Sotos becomes eligible for medical benefits from a subsequent employer or otherwise.

If Mr. Sotos’ employment is involuntarily terminated by the Company without cause or if he terminates his employment for good reason within the six months immediately prior to, or the 24 months immediately following, a change in control of the Company (i.e., the Change in Control Period with respect to Mr. Sotos), in lieu of the severance benefits set forth above, the Company will provide Mr. Sotos with the following severance benefits:
•A lump sum payment of no less than three times the sum of (a) Mr. Sotos’ base salary in effect at the time of Mr. Sotos' termination of employment, or if greater, at such time that is immediately prior to the change in control and (b) Mr. Sotos’ target bonus opportunity under the then-current bonus plan for the year of termination;
•A lump sum payment equal to the target bonus opportunity under the then‑current bonus plan, which amount will be pro‑rated based on the number of days during the year that he was employed by the Company;
•Any unpaid bonus amount for the prior fiscal year to the extent not paid prior to the termination date; and
•Reimbursement of the portion of COBRA premiums based on the monthly premium cost that would have been paid by the Company immediately prior to Mr. Sotos' termination of employment for a period of 18 months after the date of termination, except that such coverage will be discontinued if Mr. Sotos becomes eligible for medical benefits from a subsequent employer or otherwise.
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
If an excise tax under Section 4999 of the Code would be triggered by any payments under Mr. Sotos’ amended and restated employment agreement or otherwise upon a change‑in‑control, the Company will reduce such payments so that no amounts are subject to Section 4999 of the Code, if such reduction would cause the amount to be retained by Mr. Sotos to be greater than if Mr. Sotos were required to pay such excise tax.
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
The CIC Plan also provides a change-in-control benefit in the event that, within six months prior to, as well as 12 months following, a change-in-control (as noted above, this 12-month period was changed to 24 months in the CIC Plan effective January 1, 2022), an eligible NEO’s employment is either involuntarily terminated by the Company without cause or voluntarily terminated by such NEO for good reason. Mr. Plotkin’s change-in-control benefit consists of an amount equal to 2.99 times the sum of his base salary plus the annual target incentive for the year of termination, payable in a lump sum amount. The change-in-control benefit for Mr. Malcarney (during 2021) consisted of an amount equal to 2.0 times the sum of his base salary plus the annual target incentive for the year of termination, payable in a lump sum amount. Beginning in 2022, and consistent with Mr. Malcarney's 2022 promotion from Senior Vice President to Executive Vice President (as part of such promotion, Mr. Malcarney also will continue to serve as our General Counsel and Corporate Secretary), Mr. Malcarney's change-in-control benefit has been increased, effective January 1, 2022, to an amount equal to 2.99 times the sum of his base salary plus the annual target incentive for the year of termination. All such NEOs are also eligible for an amount equal to their target bonus for the year of termination, pro-rated for the number of days during the performance period that such NEO was employed by the Company and reimbursement for all or a portion of such NEO's COBRA benefits continuation cost for a period of 18 months, such that the NEO maintains the same coverage level and cost, on an after-tax basis, as in effect immediately prior to his or her termination of employment.
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

Definition of Change-in-Control, Etc.

In general, under Mr. Sotos’ amended and restated employment agreement and the CIC Plan, a “change-in-control” occurs in the event: (a) any person or entity (with certain exceptions), becomes the direct or indirect beneficial owner of 50% or more of the Company’s then-outstanding voting or common stock or obtains the power to, directly or indirectly, vote or cause to be voted 50% or more of the Company’s capital stock entitled to vote in the election of directors, including by contract or through proxy, (b) directors serving on the Board as of a specified date cease to constitute at least a majority of the Board unless such directors are approved by a vote of at least a majority of the incumbent directors; provided that a person whose assumption of office is in connection with an actual or threatened election contest or actual or threatened solicitation of proxies including by reason of agreement intended to avoid or settle such contest shall not be considered to be an incumbent director, (c) any reorganization, merger, consolidation, sale of all or substantially all of the assets of the Company or other transaction is consummated unless the previous stockholders of the Company own more than 50% of the then-outstanding common stock and combined voting power of the company resulting from such change-in-control transaction, or (d) the stockholders approve a plan or proposal to liquidate or dissolve the Company.
An involuntary termination without “cause” means the NEO’s termination by the Company for any reason other than the NEO’s (a) conviction of, or agreement to a plea of nolo contendere to, a felony or other crime involving moral turpitude (including an indictment therefor under the CIC Plan), (b) willful failure to perform his or her duties (or in Mr. Sotos' case, his material duties pursuant to his amended and restated employment agreement), (c) willful gross neglect or willful misconduct (including a material act of theft, fraud, malfeasance or dishonesty in connection with his or her performance of duties under the CIC Plan), or (d) breach of any written agreement between the Company or NEO, a violation of the Company’s Code of Conduct or other written policy (or in Mr. Sotos’ case, a material breach of such a written agreement or material violation of the Company's Code of Conduct).
A voluntary termination for “good reason” means the resignation of the NEO in the event of (a) a reduction in his or her base salary or target total compensation by more than 15%, excluding across-the-board reductions to his or her base salary or annual bonus target, or if during the Change in Control Period, any reduction of base salary or target total compensation (without regard to whether the reduction applies on an across-the-board basis), (b) a material reduction in his or her benefits under or relative level of participation in the Company’s employee benefit plans, (c) a material diminution in his or her title, authority, duties or responsibilities, (d) a relocation of his or her principal place of employment by more than 50 miles or (e) the failure of a successor to the Company to agree, in writing, to assume the CIC Plan, or in the case of Mr. Sotos, his amended and restated employment agreement, within 15 days after a merger, consolidation, sale or similar transaction. In Mr. Sotos’ case only, “good reason” also includes (i) in lieu of the event described in the preceding subclause (a), a reduction in his base salary, annual bonus target, or target long-term incentive awards by more than 15%, excluding across-the-board reductions to his base salary, annual bonus target, and/or target long-term incentive awards, or if during the period that is within the six months immediately prior to, or 24 months immediately following a change in control of the Company, any reduction of base salary, annual bonus target, or target long-term incentive awards (without regard to whether the reduction applies on an across-the-board basis), (ii) any material failure by the Company to comply with his amended and restated employment agreement, (iii) his removal from the Board, (iv) the failure to elect him to the Board during any regular election, or (v) a change in reporting structure of the Company requiring Mr. Sotos to report to anyone other than the Board.
Potential Payments Upon Termination or Change‑In‑Control
The amount of compensation payable to each NEO in each circumstance is shown in the table below, assuming that termination of employment occurred as of December 31, 2021, and including payments that would have been earned as of such date. The amounts shown below do not include benefits payable under the Company’s 401(k) plan.

Named Executive Officer	Involuntary Termination Not for Cause ($)	Voluntary Termination for Good Reason ($)	Involuntary Not for Cause or Voluntary for Good Reason Following a Change in Control ($)	Death or Disability ($)
Christopher S. Sotos	1,590,735	1,590,735	12,299,344	8,505,954
Chad Plotkin	851,363	—	4,461,981	2,560,101
Kevin P. Malcarney	703,009	—	2,303,966	1,792,637

CEO Pay Ratio
As a result of the rules under the Dodd–Frank Act, the SEC requires disclosure of the CEO to median employee pay ratio. The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our CEO, Mr. Sotos, to the annual total compensation of our median employee.
For purposes of the CEO pay ratio disclosure for the prior 3 years, we determined that we could use the same median employee given that there was no change in either our employee population or our employee compensation arrangements that we believe would significantly impact our pay ratio disclosure. Pursuant to the rules under the Dodd Frank Act, we are required to reasonably identify a new median employee for 2021. To reasonably identify the median employee, the Company extracted and ranked IRS Form W2 wages of all 303 employees employed as of December 31, 2021 (excluding the CEO) from the Company’s HRIS system of record. Our median employee’s annual total compensation for 2021 was determined using the same rules that apply to reporting the compensation of our NEOs (including our CEO) in the “Total” column of the “Summary Compensation Table — 2019 — 2021” above. The following total compensation amounts were determined based on that methodology:
•The annual total compensation of the median employee for 2021 was $106,778.
•The annual total compensation of Mr. Sotos for 2021 was $3,092,509.
•As a result, we estimate that Mr. Sotos’ 2021 annual total compensation was approximately 29 times that of our median employee.
Given the different methodologies, exemptions, estimates and assumptions that various public companies use to determine an estimate of their pay ratio, the estimated ratio reported above should not be solely used as a basis for comparison between companies.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Clearway Energy LLC Ownership
As of December 31, 2021, GIP, through CEG, owned 42,738,750 of each of the Company's Class B units and Class D units and Clearway, Inc. owned 34,599,645 of the Company's Class A units and 81,779,021 of the Company's Class C units. As of December 31, 2021, Clearway, Inc., through its holdings of Class A units and Class C units, owned a 57.65% economic interest in the Company. Clearway, Inc. consolidates the results of the Company through its controlling interest as sole managing member. As of December 31, 2021, GIP, through CEG's holdings of Class B units and Class D units, owned a 42.35% economic interest in the Company.
Clearway Energy, Inc. Ownership
Stock Ownership of Executive Officers
The following table sets forth information concerning beneficial ownership of Clearway, Inc.’s Class A and Class C common stock and combined voting power of Class A, Class B, Class C and Class D common stock for: (a) each NEO and (b) all executive officers as a group. The percentage of beneficial ownership is based on 34,599,645 shares of Class A common stock outstanding as of February 18, 2022, and 81,869,907 shares of Class C common stock outstanding as of February 18, 2022, and percentage of combined voting power is based on 78,584,482 votes represented by Clearway, Inc.’s outstanding Class A, Class B, Class C and Class D common stock in the aggregate as of February 18, 2022. The percentage of beneficial ownership and the percentage of combined voting power also include any shares that such person has the right to acquire within 60 days of February 18, 2022. Unless otherwise indicated, each person has sole voting and dispositive power with respect to the shares set forth in the following table.
The address of the beneficial owners is Clearway Energy, Inc., 300 Carnegie Center, Suite 300, Princeton, New Jersey 08540.

Common Stock
	Class A Common Stock		Class C Common Stock		% of
Executive Officers	Number(1)	% of Class A Common Stock	Number(1)	% of Class C Common Stock	Combined Voting Power(2)
Christopher S. Sotos	27,100(3)	*	248,656(3)	*	*
Chad Plotkin	6,697(4)	*	63,579(4)	*	*
Kevin P. Malcarney	600(5)	*	46,300(5)	*	*
All executive officers as a group (three people)	34,397(6)	*	358,535(6)	*	*

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
(3) Includes 950 DERs to be paid in Class C common stock. Excludes 22,854 RSUs, 6,972 DERs and 98,111 RPSUs. Each RSU represents the right to receive one share of Class C common stock upon vesting. Each RPSU represents the potential to receive Class C common stock based upon Clearway, Inc. achieving a certain level of total shareholder return relative to Clearway, Inc.’s peer group over a three-year performance period. Each DER represents the right to receive the dividends and distributions that would have otherwise been paid with respect to a share subject to a RSU or RPSU award (if such share were outstanding rather than being subject to the applicable award).
(4) Includes 275 DERs to be paid in Class C common stock. Excludes 6,506 RSUs, 2,025 DERs and 28,205 RPSUs. Each RSU represents the right to receive one share of Class C common stock upon vesting. Each RPSU represents the potential to receive Class C common stock based upon Clearway, Inc. achieving a certain level of total shareholder return relative to Clearway, Inc.’s peer group over a three-year performance period. Each DER represents the right to receive the dividends and distributions that would have otherwise been paid with respect to a share subject to a RSU or RPSU award (if such share were outstanding rather than being subject to the applicable award).
(5) Includes 188 DERs to be paid in Class C common stock. Excludes 4,851 RSUs, 1,396 DERs and 20,214 RPSUs. Each RSU represents the right to receive one share of Class C common stock upon vesting. Each RPSU represents the potential to receive Class C common stock based upon Clearway, Inc. achieving a certain level of total shareholder return relative to Clearway, Inc.’s peer group over a three-year performance period. Each DER represents the right to receive the dividends and distributions that would have otherwise been paid with respect to a share subject to a RSU or RPSU award (if such share were outstanding rather than being subject to the applicable award).
(6) Consists of the total holdings of all executive officers as a group.

Item 13 — Certain Relationships and Related Transactions, and Director Independence
Relationship with GIP and Clearway Energy, Inc.
GIP, through its ownership of CEG, indirectly owns all of Clearway, Inc.'s outstanding Class B common stock and Class D common stock, which represents, in the aggregate, 54.93% of the voting interest in Clearway, Inc.'s stock, and receives distributions from the Company through its ownership of the Company's Class B and Class D units. Holders of Clearway, Inc.'s Class A common stock and Class C common stock hold, in the aggregate, the remaining 45.07% of the voting interest in Clearway, Inc.'s stock. Each holder of Clearway, Inc.'s Class A or Class B common stock is entitled to one vote for each share held. Each holder of Clearway, Inc.'s Class C or Class D common stock is entitled to 1/100th of one vote for each share held. The holders of Clearway, Inc.'s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. Clearway, Inc., through its holdings of the Company's Class A units and Class C units, owns a 57.65% economic interest in the Company. GIP, through CEG's holdings of the Company's Class B units and Class D units, owns a 42.35% economic interest in the Company.
CEG Master Services Agreements
The Company, along with Clearway, Inc. and Clearway Energy Operating LLC, entered into Master Services Agreements with CEG (the “CEG Master Services Agreements”), pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement, and risk management services, to the Company and certain of its subsidiaries, and the Company and certain of its subsidiaries provide certain services, including accounting, internal audit, tax and treasury services, to CEG, in exchange for the payment of fees in respect of such services. For the year ended December 31, 2021, the Company paid approximately $4,473,000 under the CEG Master Services Agreements. In addition, certain Thermal and Conventional segments projects reimbursed CEG approximately $896,000 during the year ended December 31, 2021 for costs incurred by CEG on behalf of such entities.
Right of First Offer Agreements
CEG ROFO Agreement
On August 31, 2018, the Company entered into a ROFO Agreement with CEG, or the CEG ROFO Agreement, and, solely for certain purposes thereof, GIP, pursuant to which CEG granted the Company and its subsidiaries a right of first offer on any proposed sale or transfer of certain assets owned by CEG. On August 1, 2019, the CEG ROFO Agreement was amended to grant the Company and its affiliates a right of first offer on any proposed sale, transfer or other disposition of certain assets of CEG, or the CEG ROFO Assets, until August 31, 2023, as listed in the table below. CEG is not obligated to sell the remaining CEG ROFO Assets to the Company and, if offered by CEG, the Company cannot be sure whether these assets will be offered on acceptable terms or that the Company will choose to consummate such acquisitions.
The assets listed below, all of which are included in a co-investment partnership with Hannon Armstrong Sustainable Infrastructure Capital, Inc., represent the Company's currently committed investments in projects with CEG and the CEG ROFO Assets:

Asset	Technology	Gross Capacity (MW)	State	COD	Status
Mililani I	Solar	39	HI	2H22	Committed
Waiawa	Solar	36	HI	2H22	Committed
Daggett Solar 2 and 3	Solar	482	CA	2H22/1H23	Committed
Prior to engaging in any negotiation regarding any disposition, sale or other transfer of any of the remaining CEG ROFO Assets, CEG will deliver a written notice to the Company setting forth the material terms and conditions of the proposed transaction. During the 30‑day period after the delivery of such notice, the Company will negotiate with CEG in good faith to reach an agreement on the transaction. If the Company and CEG do not reach an agreement within such 30‑day period, CEG will be able within the next 180 calendar days to sell, transfer, dispose or recontract such CEG ROFO Asset to a third-party (or to agree in writing to undertake such transaction with a third-party on terms generally no less favorable to CEG than those offered pursuant to the written notice.

Under the CEG ROFO Agreement, CEG is not obligated to sell the remaining CEG ROFO Assets. In addition, any offer to sell under the CEG ROFO Agreement will be subject to an inherent conflict of interest because the same professionals within CEG’s organization that are involved in acquisitions that are suitable for the Company have responsibilities within CEG’s broader asset management business. Notwithstanding the significance of the services to be rendered by CEG or their designated affiliates on the Company's behalf or of the assets which the Company may elect to acquire from CEG in accordance with the terms of the CEG ROFO Agreement or otherwise, CEG does not owe fiduciary duties to the Company or its unit holders. Any material transaction with CEG (including the proposed acquisition of any CEG ROFO Asset) will be subject to the Company's related person transaction policy, which will require prior approval of such transaction by the Company's Corporate Governance, Conflicts and Nominating Committee.
The Company and CEG work collaboratively in considering new assets to be added under the CEG ROFO Agreement or to be acquired by the Company outside of the CEG ROFO Agreement.
Drop Drown Transactions and Partnerships with CEG
Black Rock Drop Down
On December 29, 2021, the Company, through its indirect subsidiary, Lighthouse Renewable Holding Sub LLC, acquired the Class B membership interests in Black Rock Wind Holding LLC from Clearway Renew LLC, a subsidiary of CEG, for $60 million in cash consideration, $37 million of which was paid on December 29, 2021 with the remaining $23 million paid in February 2022 after all remaining turbines were operational. Lighthouse Renewable Holding Sub LLC is a wholly-owned subsidiary of Lighthouse Renewable Holdco LLC, which is a partnership between the Company and a third-party investor. The Class A membership interests of Black Rock Wind Holding LLC were acquired by another third-party investor in 2020. Black Rock Wind Holding LLC, through its subsidiary, is the primary beneficiary and consolidates its interests in a tax equity fund, Black Rock TE Holdco LLC, that holds the Black Rock wind project, a 115 MW utility scale wind project located in Mineral County and Grant County, West Virginia. As of December 31, 2021, 70 MW of the 115 MW rated capacity were operational, representing fourteen of the twenty-three wind turbines, and the remaining 45 MW rated capacity became operational in January 2022. A majority of the project’s output is backed by contracts with investment-grade counterparties with a 15-year weighted average contract life.
Mesquite Sky Drop Down
On December 17, 2021, the Company, through its indirect subsidiary Lighthouse Renewable Holdco 2 LLC, acquired the Class B membership interests in Mesquite Sky Holding LLC from Clearway Renew LLC, a subsidiary of CEG, for $61 million in cash consideration. Lighthouse Renewable Holdco 2 LLC is a partnership between the Company and a third-party investor. The Class A membership interests of Mesquite Sky Holding LLC were acquired by another third-party investor in 2020. Mesquite Sky Holding LLC, through its subsidiary, is the primary beneficiary and consolidates its interests in a tax equity fund, Mesquite Sky TE Holdco LLC that holds the Mesquite Sky wind project, a 340 MW utility scale wind project located in Callahan County, Texas, which achieved commercial operations in December 2021. A majority of the project’s output is backed by contracts with investment-grade counterparties with a 12-year weighted average contract life.
Rattlesnake Drop Down
On January 12, 2021, the Company acquired 100% of CEG's equity interest and a third-party investor's minority interest in CWSP Rattlesnake Holding, LLC for $132 million in cash consideration. CWSP Rattlesnake Holding LLC indirectly consolidates the Rattlesnake wind project, a 160 MW wind facility with 144 MW deliverable capacity in Adams County, Washington. The project has a 20-year PPA with Avista Corporation, which began when the facility reached commercial operations in December 2020.

Pinnacle Repowering Partnership
On February 26, 2021, the Company entered into an amended agreement with CWSP Pinnacle Holding LLC, an indirect subsidiary of CEG, with respect to Pinnacle Repowering Partnership LLC in order to facilitate the repowering of the Pinnacle wind project, a 54 MW wind facility located in Mineral County, West Virginia. On March 10, 2021, the Company contributed its interest in the Pinnacle wind project to Pinnacle Repowering Partnership LLC concurrent with entering into a financing agreement. The Company owns 100% of the Class A membership interests in Pinnacle Repowering Partnership LLC, which is a VIE, and the Company consolidates its interest as the primary beneficiary and managing member. CWSP Pinnacle Holding LLC owns 100% of the Class B membership interests in Pinnacle Repowering Partnership LLC and is entitled to allocations of 15% of the cash distributions from the partnership. On March 10, 2021, CWSP Pinnacle Holding LLC contributed $27 million in equipment to the partnership, which was a transfer of assets under common control and recorded at historical cost in property, plant and equipment, with a corresponding non-cash contribution in Pinnacle Repowering Partnership LLC's noncontrolling interests. Additionally, on March 10, 2021, the Pinnacle wind project acquired equipment from CEG for $21 million in cash consideration.
On December 15, 2021, in connection with the completion of the repowering of the project, a third-party tax equity investor acquired the Class A membership interests in Pinnacle Tax Equity Holdco LLC, which is a tax equity fund, and the holder of the Pinnacle wind project, for $48 million. The Company consolidates Pinnacle Tax Equity Holdco LLC, as primary beneficiary through its consolidated subsidiary Pinnacle Repowering Partnership LLC, who acts as managing member. In addition, upon completion of the repowering, the Company made a payment of $64 million, which was utilized along with the proceeds of the tax equity investment to repay the outstanding debt under the financing agreement referenced above.
The Company contributed $9 million into the partnership during the year ended December 31, 2021.
Kawailoa Solar Partnership
On May 1, 2019, the Company entered into a partnership with Clearway Renew LLC, a subsidiary of CEG, to own, finance, operate and maintain the Kawailoa Solar Partnership, which consists of the Kawailoa Solar Project, a 49 MW utility-scale solar generation project located in Oahu, Hawaii. The Company contributed $128,000 into the partnership during the year ended December 31, 2021.
Oahu Solar Partnership
On March 8, 2019, the Company entered into a partnership with Clearway Renew LLC, a subsidiary of CEG, to own, finance, operate and maintain the Oahu Solar projects, which consist of Lanikuhana and Waipio, 15 MW and 46 MW utility-scale solar generation projects, respectively, located in Oahu, Hawaii, which both reached COD in September 2019 and began to sell power to HECO pursuant to the long-term power purchase agreements. The Company contributed less than $120,000 into the partnership during the year ended December 31, 2021.
Operations and Maintenance Agreements
CEG provides operations and maintenance (“O&M”) and day‑to‑day operational support to the Company's utility scale solar and wind facilities in accordance with O&M agreements with the Company. Each of the counterparties to the O&M agreements is an affiliate of CEG. The O&M agreements for which the amount paid to CEG exceeded $120,000 during fiscal year 2021 are described in the table below. Under these O&M agreements, the Company generally pays an annual or monthly fee, which may be subject to annual adjustment, plus any reimbursable expenses.

Project	Agreement Description	Approximate Amount Paid to CEG
Solar
Agua Caliente	O&M Agreement, dated December 22, 2017	$3,496,000
Borrego	O&M Agreement, dated August 1, 2012	$581,000
Buckthorn Solar	O&M Agreement, dated May 22, 2017	$2,881,000
Chestnut Fund LLC	O&M Agreement, dated February 9, 2018	$769,000
Clearway & EFS Distributed Solar LLC	O&M Agreement, dated October 28, 2016	$209,000
CS4 Fund LLC	O&M Agreement, dated November 29, 2018	$919,000
CVSR	O&M Agreement, dated September 30, 2011	$3,666,000
DG-CS Holdco LLC	O&M Agreement, dated November 2, 2020	$136,000
DGPV Fund 1 LLC	O&M Agreement, dated June 12, 2015	$243,000

Project	Agreement Description	Approximate Amount Paid to CEG
DGPV Fund 2 LLC	O&M Agreement, dated September 4, 2015	$698,000
DGPV Fund 4 LLC	O&M Agreement, dated June 16, 2017	$1,126,000
DGPV Holdco 3 LLC	O&M Agreement, dated October 30, 2020	$134,000
Golden Fields Solar III LLC	O&M Agreement, dated February 25, 2020	$1,421,000
Golden Puma Fund LLC	O&M Agreement, dated March 30, 2017	$642,000
Kansas South	O&M Agreement, dated June 13, 2017	$713,000
Kawailoa Solar LLC	O&M Agreement, dated December 14, 2017	$799,000
Lanikuhana Solar LLC	O&M Agreement, dated December 28, 2017	$390,000
Solar Blythe	O&M Agreement, dated November 1, 2017	$283,000
Solar Blythe II	O&M Agreement, dated March 1, 2017	$437,000
Solar Community 1 LLC	O&M Agreement, dated February 9, 2018	$214,000
SPP Fund II	O&M Agreement, dated October 31, 2017	$254,000
SPP Fund III	O&M Agreement, dated October 31, 2017	$214,000
TA High Desert	O&M Agreement, dated June 9, 2017	$520,000
Waipio PV LLC	O&M Agreement, dated December 28, 2017	$762,000
Wind
Alta Wind X	O&M Agreement, dated December 12, 2016	$1,678,000
Alta Wind XI	O&M Agreement, dated December 12, 2016	$1,674,000
Alta Wind I	O&M Agreement, dated December 12, 2016	$1,500,000
Alta Wind II	O&M Agreement, dated December 12, 2016	$671,000
Alta Wind III	O&M Agreement, dated December 12, 2016	$577,000
Alta Wind IV	O&M Agreement, dated December 12, 2016	$429,000
Alta Wind V	O&M Agreement, dated December 12, 2016	$627,000
Buffalo Bear	O&M Agreement, dated May 1, 2016	$313,000
Crosswinds	O&M Agreement, dated May 1, 2016	$671,000
Elbow Creek	O&M Agreement, dated October 31, 2018	$1,474,000
Goat Wind	O&M Agreement, dated February 18, 2008	$2,053,000
Hardin	O&M Agreement, dated May 1, 2016	$490,000
Langford Wind	O&M Agreement, dated July 30, 2018	$2,593,000
Laredo Ridge	O&M Agreement, dated December 24, 2015	$1,375,000
Lookout	O&M Agreement, dated February 11, 2008	$945,000
Mesquite Star	O&M Agreement, dated May 7, 2019	$4,822,000
Mt. Storm	O&M Agreement, dated April 23, 2021	$380,000
Ocotillo	O&M Agreement, dated November 3, 2020	$934,000
Odin	O&M Agreement, dated September 16, 2016	$537,000
Pinnacle	O&M Agreement, dated December 1, 2016	$1,244,000
Rattlesnake	O&M Agreement, dated February 5, 2020	$1,421,000
Sleeping Bear	O&M Agreement, dated May 1, 2016	$1,891,000
Spanish Fork	O&M Agreement, dated September 16, 2016	$407,000
South Trent	Management O&M Agreement, dated October 1, 2015	$1,214,000
Taloga	O&M Agreement, dated July 1, 2016	$2,309,000
Wildorado	O&M Agreement, dated February 11, 2008	$1,945,000

Asset Management and Administrative Services Agreements
CEG provides day-to-day administrative support to certain of the Company's project-level entities in accordance with asset management and administrative services agreements (the “ASAs”). The ASAs for which the amount involved exceeded $120,000 during fiscal year 2020 are described in the table below. Under these agreements, the Company generally pays an annual or monthly fee, which may be subject to annual adjustment, plus any reimbursable expenses.

Project	Agreement Description	Approximate Amount Paid to CEG
Solar
Agua Caliente	Asset Management Agreement, dated January 18, 2012	$968,000
Alpine	Asset Management Agreement, dated March 15, 2012	$150,000
Buckthorn Solar	Asset Management Agreement, dated May 22, 2017	$210,000
Chestnut Fund LLC	Asset Management Agreement, dated July 31, 2017	$219,000
CS4 Fund LLC	Asset Management Agreement, dated November 29, 2018	$316,000
CVSR	Asset Management Agreement, dated April 26, 2016	$222,000
DG CS Holdco LLC	Asset Management Agreement, dated November 2, 2020	$997,000
DGPV Fund 4 LLC	Asset Management Agreement, dated June 28, 2016	$125,000
DGPV Holdco 3 LLC	Asset Management Agreement, dated September 26, 2017	$287,000
Golden Fields Solar III LLC	Project Administration Agreement, dated February 25, 2020	$213,000
Kawailoa Solar Holdings	Asset Management Agreement, dated December 14, 2017	$157,000
Oahu Solar	Asset Management Agreement, dated December 28, 2017	$203,000
SPP Fund III	Asset Management Agreement, dated October 31, 2017	$166,000
SPP P-IV Master Lessee	Asset Management Agreement, dated July 12, 2012	$187,000
Wind
Buffalo Bear	Amended and Restated Services Agreement, dated September 15, 2011	$171,000
Elbow Creek	Project Administration Agreement, dated January 1, 2018	$255,000
Forward	Services Agreement, dated January 1, 2012	$197,000
Langford	Project Administration Agreement, dated April 24, 2020	$156,000
Laredo Ridge	Support Services Agreement, dated May 27, 2010	$187,000
Lookout	Services Agreement, dated January 1, 2012	$197,000
Mesquite Star	Services Agreement, dated May 7, 2019	$497,000
Mt Storm	Project Administration Agreement, dated April 23, 2021	$151,000
Pinnacle	Amended and Restated Services Agreement, dated September 15, 2011	$211,000
Rattlesnake	Project Administration Agreement, dated February 5, 2020	$122,000
Sleeping Bear	Services Agreement, dated January 1, 2012	$197,000
South Trent	Project Administration Agreement, dated October 1, 2015	$235,000
Spanish Fork	Services Agreement, dated January 1, 2012	$197,000
Taloga	Services Agreement, dated November 20, 2012	$171,000
Viento Funding II, Inc.	Management and Administration Agreement, dated July 1, 2013	$269,000
Wildorado	Project Administration Agreement, dated September 25, 2017	$255,000
Wind TE Holdco LLC	Services Agreement, dated November 3, 2014	$1,118,000
Insurance Reimbursements
During 2021, the Company paid approximately $1,310,000 for insurance premium reimbursements to CEG.

Fourth Amended and Restated Limited Liability Company Agreement of Clearway Energy LLC
The following is a description of the material terms of Clearway Energy LLC’s Fourth Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). For the year ended December 31, 2021, Clearway Energy LLC made approximately $154,437,000 in distributions to Clearway, Inc. and $113,381,000 to CEG (the holder of Class B and Class D units).
Governance
Clearway, Inc. serves as the sole managing member of the Company. As such, Clearway, Inc. and effectively Clearway, Inc.’s Board, control the business and affairs of the Company and are responsible for the management of the business.
Voting and Economic Rights of Members
The Company has four classes of Units: Class A units, Class B units, Class C units and Class D units. Class A units and Class C units may be issued only to Clearway, Inc. as the sole managing member, and Class B units and Class D units may be issued only to CEG and held by CEG or its permitted transferees. Units of each of the four classes have equivalent economic and other rights, except that upon issuance, each holder of a Class B unit will also be issued a share of Clearway, Inc.’s Class B common stock, and each holder of a Class D unit will also be issued a share of Clearway, Inc.’s Class D common stock. Each Class B unit is exchangeable for a share of Clearway, Inc.’s Class A common stock and each Class D unit is exchangeable for a share of Clearway, Inc.’s Class D common stock, in each case subject to equitable adjustments for stock splits, dividends and reclassifications in accordance with the terms of the Exchange Agreement (as described below).
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
Clearway, Inc.’s Coordination with Clearway Energy LLC
Any time Clearway, Inc. issues a share of Class A common stock or a share of Class C common stock for cash, the net proceeds therefrom will promptly be transferred to the Company, and the Company will either:
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
Indemnification of Officers
Clearway, Inc. has entered into indemnification agreements with each of its executive officers. The indemnification agreements provide the executive officers with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under Delaware law.
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
The Related Person Policy operates in conjunction with Clearway, Inc.’s Code of Conduct and is applicable to all “Related Person Transactions”, which are all transactions, arrangements or relationships in which:
•the aggregate amount involved will or may be expected to exceed $50,000 in any calendar year;
•Clearway, Inc. is a participant; and
•any Related Person (as that term is defined below) has or will have a direct or indirect interest.
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
The Committee’s activities with respect to the review and approval or ratification of all Related Person Transactions are reported periodically to the Board. Any transaction between us and any Related Person, including CEG, will be subject to the prior review and approval of the Company's Corporate Governance, Conflicts and Nominating Committee.

Item 14 — Principal Accounting Fees and Services
Audit and Nonaudit Fees
The following table presents fees for professional services rendered by Ernst & Young LLP and KPMG LLP, the Company's principal independent registered public accounting firms, for the years ended December 31, 2021 and December 31, 2020, respectively:

	Year Ended December 31,
	2021 (a)	2020 (b)
Audit Fees	$4,424,556	$4,571,030
Tax Fees	1,605,408	261,340
All Other Fees	6,560	—
Total	$6,036,524	$4,832,370
(a) Ernst & Young LLP was the principal independent registered public accounting firm for the year ended December 31, 2021.
(b) KPMG LLP was the principal independent registered public accounting firm for the year ended December 31, 2020.
Audit Fees
The Company was billed approximately $4,424,556 and $4,571,030 in 2021 and 2020 audit fees, respectively, covering the audit of the Company’s consolidated financial statements and the review of the Company’s quarterly consolidated financial statements on Form 10-Q that are customary under the standards of the Public Company Accounting Oversight Board (United States), and in connection with statutory audits.
Audit-Related Fees
There were no audit-related fees billed to the Company in 2021 or 2020.
Tax Fees
The Company was billed approximately $1,605,408 and $261,340 in 2021 and 2020 tax fees relating mainly to compliance work.
All Other Fees
The Company was billed approximately $6,560 in 2021 in other fees relating to online subscription fees. There were no other fees billed to the Company in 2020.
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
The Audit Committee of Clearway Energy, Inc. has authorized its Chair to pre-approve services in amounts up to $100,000 per engagement. Engagements exceeding $100,000 must be approved by the full Audit Committee of Clearway Energy, Inc. Engagements pre-approved by the Chair are reported to the Audit Committee of Clearway Energy, Inc. at its next scheduled meeting. The Audit Committee of Clearway Energy, Inc. approved all of the audit-related fees, tax fees and all other fees disclosed above.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of Clearway Energy LLC and related notes thereto, together with the Report of Independent Registered Public Accounting Firm thereon, are included herein:
Consolidated Statements of Operations — Years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income (Loss) — Years ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets — As of December 31, 2021 and 2020
Consolidated Statements of Cash Flows — Years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Members' Equity — Years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The following schedules of Clearway Energy, Inc. are filed as part of Item 15 of this report and should be read in conjunction with the Consolidated Financial Statements:
Schedule I — Clearway Energy LLC (Parent) Condensed Financial Statements for the years ended December 31, 2021, 2020 and 2019, are included in Clearway Energy LLC's Annual Report on Form 10-K pursuant to the requirements of Rule 5-04(c) of Regulation S-X
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted
(a)(3) Exhibits: See Exhibit Index submitted as a separate section of this report
(b) Exhibits
See Exhibit Index submitted as a separate section of this report
(c) Not applicable

Report of Independent Registered Public Accounting Firm
To the Members
Clearway Energy LLC:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Clearway Energy LLC (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), members’ equity, and cash flows for the year then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allocation of earnings to noncontrolling interests in tax equity arrangements

Description of the Matter
As described in Note 5 to the consolidated financial statements, during 2021 third-party tax equity investors purchased noncontrolling interests in Rattlesnake TE Holdco LLC (Rattlesnake), Black Rock TE Holdco LLC, Mesquite Sky TE Holdco LLC and Pinnacle Repowering Tax Equity Holdco LLC (the “new tax equity arrangements”). Each tax equity investor received Class A membership interests in the respective entity. The Company utilizes the output of a hypothetical liquidation at book value (HLBV) model to determine the earnings allocated to the tax equity noncontrolling interest holders as the contractual agreements between the parties represent substantive profit-sharing arrangements.

Auditing the allocation of earnings using the HLBV method to the new tax equity arrangements was complex due to the judgments required at the inception of the arrangement to evaluate whether the HLBV model appropriately reflects the unique substantive profit-sharing terms and features within each arrangement. A greater extent of audit effort and specialized skill and knowledge was required with respect to evaluating the appropriateness of the tax capital account balances used in the HLBV model for compliance with the provisions of the Internal Revenue Code, as well as compliance with the contractual provisions in each agreement.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the control over the Company's process for establishing the HLBV model for the new tax equity arrangements. For example, we tested a control over management’s review of the substantive profit-sharing terms and features within each arrangement and evaluating whether they are properly reflected in each HLBV model.

To test the allocation of earnings to noncontrolling interest holders in the new tax equity arrangements, we read the related agreements to understand the business purpose and the substantive profit-sharing provisions. We evaluated each HLBV model for consistency with the contractual provisions in the related agreements and tested the initial recognition of the noncontrolling interest balance by agreeing capital contributions to supporting documentation. We involved tax subject matter professionals to assist in evaluating the calculation of the tax capital accounts used in each HLBV model for compliance with the provisions of the Internal Revenue Code, as well as compliance with the contractual provisions in the agreements. Additionally, we tested the period end noncontrolling interest balances for the new tax equity arrangements by agreeing distributions to supporting documentation and recalculating the allocation of earnings using each HLBV model.

Fair value of Level 3 energy related commodity contracts

Description of the Matter	As described in Note 6 to the consolidated financial statements, as of December 31, 2021, the aggregate fair value of energy related commodity contracts classified as Level 3 derivative instruments was $179 million. The Company's determination of the fair value of long-term physically-settled power commodity contracts executed in illiquid markets are considered Level 3 fair value measurements as they contain significant unobservable inputs, including forward market energy pricing curves. The Company uses a discounted cash flow valuation technique to determine the fair value of its energy related commodity contracts.

Auditing the fair value measurement of energy related commodity contracts classified as Level 3 financial instruments was complex due to the judgmental nature of the forward market energy pricing curve assumptions used as an input into the valuation models.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's processes for reviewing the key assumptions in estimating Level 3 fair values. For example, we tested controls over management’s review of the specific forward market energy pricing curves used as an input into the valuation models.

To test the fair value of Level 3 energy related commodity contracts, our audit procedures included, among others, evaluating the valuation methodologies used by the Company and testing significant inputs, estimates and the mathematical accuracy of the calculations. In certain instances, with the assistance of our valuation specialists, we independently determined the significant assumptions, calculated the resultant fair values and compared them to the Company's estimates. We obtained forward market energy prices from independent sources, including pricing service providers and counterparty fair values, and evaluated the Company's assumptions related to their forward curves and confirmed key inputs with counterparties. We also performed sensitivity analyses using independent sources of market data to evaluate the significance of the change in fair value of Level 3 energy related commodity contracts that would result from changes in underlying assumptions.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Philadelphia, Pennsylvania
February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Members
Clearway Energy LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Clearway Energy LLC and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), members’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes and financial statement schedule “Schedule I-Condensed Financial Information of Registrant” (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
We served as the Company’s auditor from 2012 to 2021.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 1, 2021

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions)	2021	2020	2019
Operating Revenues
Total operating revenues	$1,286	$1,199	$1,032
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	451	366	337
Depreciation, amortization and accretion	509	428	401
Impairment losses	6	24	33
General and administrative	38	33	27
Transaction and integration costs	7	9	3
Development costs	6	5	5
Total operating costs and expenses	1,017	865	806
Operating Income	269	334	226
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	32	7	83
Impairment loss on investment	—	(8)	—
Gain on sale of unconsolidated affiliate	—	49	—
Other income, net	3	4	9
Loss on debt extinguishment	(53)	(24)	(16)
Interest expense	(312)	(414)	(403)
Total other expense, net	(330)	(386)	(327)
Loss Before Income Taxes	(61)	(52)	(101)
Income tax expense	2	—	—
Net Loss	(63)	(52)	(101)
Less: Net loss attributable to noncontrolling interests	(173)	(113)	(71)
Net Income (Loss) Attributable to Clearway Energy LLC	$110	$61	$(30)

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2021	2020	2019
(In millions)
Net Loss	$(63)	$(52)	$(101)
Other Comprehensive Income
Unrealized gain on derivatives	22	2	8
Other comprehensive income	22	2	8
Comprehensive Loss	(41)	(50)	(93)
Less: Comprehensive loss attributable to noncontrolling interests	(171)	(115)	(70)
Comprehensive Income (Loss) Attributable to Clearway Energy LLC	$130	$65	(23)

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$179	$268
Restricted cash	475	197
Accounts receivable — trade	144	143
Inventory	37	42
Current assets held-for-sale	631	—
Prepayments and other current assets	65	58
Total current assets	1,531	708
Property, plant and equipment, net	7,650	7,217
Other Assets
Equity investments in affiliates	381	741
Intangible assets for power purchase agreements, net	2,419	1,230
Other intangible assets, net	80	140
Derivative instruments	6	1
Right-of-use assets, net	550	337
Other non-current assets	101	114
Total other assets	3,537	2,563
Total Assets	$12,718	$10,488
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current portion of long-term debt — external	$772	$384
Current portion of long-term debt — affiliate	1	1
Accounts payable — trade	74	72
Accounts payable — affiliates	110	20
Derivative instruments	46	38
Accrued interest expense	54	44
Current liabilities held-for-sale	494	—
Accrued expenses and other current liabilities	84	79
Total current liabilities	1,635	638
Other Liabilities
Long-term debt — external	6,939	6,585
Deferred income taxes	2	—
Derivative instruments	196	135
Long-term lease liabilities	561	345
Other non-current liabilities	168	173
Total other liabilities	7,866	7,238
Total Liabilities	9,501	7,876
Commitments and Contingencies	—	—
Members' Equity
Contributed capital	1,495	1,723
Retained earnings (accumulated deficit)	43	(50)
Accumulated other comprehensive loss	(13)	(33)
Noncontrolling interest	1,692	972
Total Members' Equity	3,217	2,612
Total Liabilities and Members’ Equity	$12,718	$10,488

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In millions)	2021	2020	2019
Cash Flows from Operating Activities
Net loss	$(63)	$(52)	$(101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(32)	(7)	(83)
Distributions from unconsolidated affiliates	38	61	34
Depreciation, amortization and accretion	509	428	401
Amortization of financing costs and debt discounts	14	15	15
Amortization of intangibles and out-of-market contracts	146	90	71
Loss on debt extinguishment	53	24	16
Reduction in carrying amount of right-of-use assets	11	4	7
Gain on sale of unconsolidated affiliate	—	(49)	—
Impairment losses	6	32	33
Change in deferred income taxes	2	—	—
Changes in derivative instruments	28	44	85
Loss on disposal of asset components	—	3	9
Cash provided (used) in changes in other working capital
Changes in prepaid and accrued liabilities for tolling agreements	5	(1)	1
Changes in other working capital	(16)	(47)	(19)
Net Cash Provided by Operating Activities	701	545	469
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(533)	—	(100)
Partnership interest acquisition	—	—	(29)
Acquisition of Drop Down Assets, net of cash acquired	(229)	(122)	(161)
Capital expenditures	(151)	(124)	(228)
Asset purchase from affiliate	(21)	—	—
Buyout of Wind TE Holdco non-controlling interest	—	—	(19)
Return of investment from unconsolidated affiliates	47	79	56
Investments in unconsolidated affiliates	—	(11)	(13)
Proceeds from sale of assets	—	90	20
Consolidation of DGPV Holdco 3 LLC	—	17	—
Other	22	9	6
Net Cash Used in Investing Activities	(865)	(62)	(468)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	680	247	174
Contributions from CEG, net of distributions	287	—	—
Buyout of Repowering Partnership II LLC noncontrolling interest	—	(70)	—
Proceeds from the issuance of class C units	—	62	100
Payments of distributions	(268)	(211)	(155)
Proceeds from the revolving credit facility	622	265	152
Payments for the revolving credit facility	(377)	(265)	(152)
Proceeds from issuance of long-term debt — external	1,728	1,084	1,215
Proceeds from issuance of long-term debt — affiliate	2	3	—
Payments of debt issuance costs	(20)	(20)	(25)
Payments for long-term debt — external	(2,292)	(1,482)	(1,264)
Payments for long-term debt — affiliate	(2)	(45)	(215)
Other	7	—	—
Net Cash Provided by (Used in) Financing Activities	367	(432)	(170)
Reclassification of Cash to Assets Held-for-Sale	(14)	—	—
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	189	51	(169)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	465	414	583
Cash, Cash Equivalents and Restricted Cash at End of Period	$654	$465	$414

Supplemental Disclosures
Interest paid, net of amount capitalized	$(337)	$(325)	$(307)
Non-cash investing and financing activities:
Reductions to fixed assets for accrued capital expenditures	(32)	(18)	(2)
Non-cash contributions from CEG, net of distributions	31	7	35
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

(In millions)	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members' Equity
Balances at December 31, 2018	$1,940	$86	$(44)	$200	$2,182
Net loss	—	(30)	—	(71)	(101)
Unrealized gain on derivatives	—	—	7	—	7
Buyout of Wind TE Holdco non-controlling interest	(9)	—	—	(10)	(19)
Contributions from CEG net of distributions, non-cash	7	4	—	24	35
Cumulative effect from change in accounting principle	—	(3)	—	—	(3)
Distributions paid to CEG on Class B and Class D units	(38)	(30)	—	—	(68)
Distributions paid to Clearway Energy, Inc., cash	(65)	(22)	—	—	(87)
Distributions paid to Clearway Energy, Inc., non-cash	(13)	—	—	—	(13)
Contributions to tax equity non-controlling interests, net of distributions, cash	(5)	—	—	248	243
Distributions to CEG, net of contributions, cash	—	—	—	(68)	(68)
Proceeds from the issuance of Class C Common Stock	100	—	—	—	100
Carlsbad Drop Down	(35)	—	—	—	(35)
Balances at December 31, 2019	$1,882	$5	$(37)	$323	$2,173
Net income (loss)	—	61	—	(113)	(52)
Unrealized gain on derivatives	—	—	4	(2)	2
Contributions from CEG, non-cash	8	—	—	(1)	7
Contributions from CEG, cash	—	—	—	6	6
Distributions to noncontrolling interests, non-cash	—	—	—	(3)	(3)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	361	361
DGPV Drop Down and Consolidation	(33)	—	—	13	(20)
Mesquite Star Drop Down and Consolidation	15	—	—	346	361
Langford Drop Down	(44)	—	—	—	(44)
Rosamond Central Drop Down	3	—	—	52	55
Lighthouse Partnership Yield Protection Agreement	(15)	—	—	—	(15)
Buyout of Repowering Partnership II LLC non-controlling interest	(60)	—	—	(10)	(70)
Net proceeds from the sales of units, Clearway Energy, Inc.	62	—	—	—	62
Distributions paid to CEG on Class B and Class D units	(36)	(54)	—	—	(90)
Distributions paid to Clearway Energy, Inc.	(59)	(62)	—	—	(121)
Balances at December 31, 2020	$1,723	$(50)	$(33)	$972	$2,612
Net income (loss)	—	110	—	(176)	(66)
Unrealized gain on derivatives	—	—	20	2	22
Contributions from CEG, net of distributions, non-cash	2	—	—	29	31
Contributions from CEG, net of distributions, cash	287	—	—	9	296
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	676	676
Distributions paid to CEG on Class B and Class D units	(96)	(17)	—	—	(113)
Distributions paid to Clearway Energy, Inc.	(155)	—	—	—	(155)
Lighthouse Partnership Yield Protection Agreement Amendment	15	—	—	—	15
Agua Acquisition	—	—	—	273	273
Rattlesnake Drop Down	(117)	—	—	—	(117)
Mesquite Sky Drop Down	(42)	—	—	(78)	(120)
Black Rock Drop Down	(122)	—	—	(15)	(137)
Balances at December 31, 2021	$1,495	$43	$(13)	$1,692	$3,217
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
The Company is one of the largest renewable energy owners in the U.S. with over 5,000 net MW of installed wind and solar generation projects. The Company's over 9,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities as well as the Thermal Business. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to increase distributions to its unit holders. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets.
On October 22, 2021, Clearway Energy Operating LLC entered into a binding agreement to sell the Thermal Business to KKR, or the Thermal Disposition. For further details of the Thermal Disposition, refer to Note 3, Acquisitions and Dispositions.
Clearway Energy, Inc., or Clearway, Inc., consolidates the results of the Company through its controlling interest, with CEG's interest shown as non-controlling interest in the consolidated financial statements. The holders of Clearway, Inc.'s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from the Company through its ownership of the Company's Class B and Class D units.
As of December 31, 2021, Clearway, Inc. owned 57.65% of the economic interests of the Company, with CEG owning 42.35% of the economic interests of the Company. For further discussion, see Note 11, Members' Equity.

The following table represents the structure of the Company as of December 31, 2021:
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company's consolidated financial statements have been prepared in accordance with GAAP. The FASB ASC is the source of authoritative GAAP to be applied by nongovernmental entities. In addition, the rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $146 million and $149 million as of December 31, 2021 and 2020, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Year ended December 31,
	2021	2020
	(In millions)
Cash and cash equivalents	$179	$268
Restricted cash	475	197
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$654	$465
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. As of December 31, 2021, these restricted funds comprised of $246 million designated to fund operating expenses, approximately $34 million designated for current debt service payments and $131 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $64 million is held in distributions reserve accounts.
In 2020, the members of the partnerships holding the Oahu Solar and Kawailoa Solar projects submitted applications to the state of Hawaii for refundable tax credits based on the cost of construction of the projects. In April 2021, the members of the partnerships contributed their respective portions of the tax credits in the amount of $49 million to the Oahu Solar and Kawailoa project companies, which was recorded to restricted cash on the Company's consolidated balance sheet with an offsetting adjustment to noncontrolling interests. In accordance with the projects' related agreements, the cash is held in a restricted account and utilized to offset invoiced amounts under the projects' PPAs. As of December 31, 2021, $20 million of the $49 million has been utilized to offset invoiced amounts under the projects' PPAs.
Accounts Receivable — Trade and Allowance for Credit Losses
Accounts receivable — trade are reported on the consolidated balance sheet at the invoiced amount adjusted for any write-offs and the allowance for credit losses. The allowance for credit losses is reviewed periodically based on amounts past due and significance. The allowance for credit losses was immaterial as of December 31, 2021 and 2020.
Inventory
Inventory consists principally of spare parts and fuel oil. Spare parts inventory is valued at weighted average cost, unless evidence indicates that the weighted average cost will not be recovered with a normal profit in the ordinary course of business.  Fuel oil inventory is valued at the lower of weighted average cost or market. The Company removes fuel inventories as they are used in the production of steam, chilled water or electricity.  Spare parts inventory is removed when used for repairs, maintenance or capital projects.
Property, Plant and Equipment
Property, plant and equipment are stated at cost; however impairment adjustments are recorded whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Significant additions or improvements extending asset lives are capitalized as incurred, while repairs and maintenance that do not improve or extend the life of the respective asset are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives. Certain assets and their related accumulated depreciation amounts are adjusted for asset retirements and disposals with the resulting gain or loss included in cost of operations in the consolidated statements of operations. For further discussion of the Company's property, plant and equipment refer to Note 4, Property, Plant and Equipment.
Construction in-progress represents cumulative construction costs, including the costs incurred for the purchase of major equipment and engineering costs and capitalized interest. Once the project achieves commercial operation, the Company reclassifies the amounts recorded in construction in progress to facilities and equipment.
Development costs include project development costs, which are expensed in the preliminary stages of a project and capitalized when the project is deemed to be commercially viable. Commercial viability is determined by one or a series of actions including, among others, Board of Director approval pursuant to a formal project plan that subjects the Company to significant future obligations that can only be discharged by the use of a Company asset. When a project is available for operations, capitalized interest and capitalized project development costs are reclassified to property, plant and equipment and depreciated on a straight-line basis over the estimated useful life of the project's related assets. Capitalized costs are charged to expense if a project is abandoned or management otherwise determines the costs to be unrecoverable.

Asset Impairments
Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate their carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360, Property, Plant and Equipment. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured as the excess of an asset's carrying amount over its fair value with the difference recorded in operating costs and expenses in the consolidated statements of operations. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques. For further discussion of the Company's long-lived asset impairments, refer to Note 9, Asset Impairments.
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
Debt Issuance Costs
Debt issuance costs are capitalized and amortized as interest expense on a basis which approximates the effective interest method over the term of the related debt. Debt issuance costs related to the long-term debt are presented as a direct deduction from the carrying amount of the related debt. Debt issuance costs related to the senior secured revolving credit facility line of credit are recorded as a non-current asset on the consolidated balance sheet and are amortized over the term of the credit facility.
Intangible Assets
Intangible assets represent contractual rights held by the Company. The Company recognizes specifically identifiable intangible assets including power purchase agreements, leasehold rights, customer relationships, customer contracts, emission allowances, RECs and development rights when specific rights and contracts are acquired. These intangible assets are amortized primarily on a straight-line basis. For further discussion of the Company's intangible assets, refer to Note 8, Intangible Assets.
Income Taxes
The Company is classified as a partnership for federal and state income tax purposes. Therefore, federal and most state income taxes are assessed at the partner level. The franchise tax imposed by the state of Texas, however, is being assessed at the level of certain project subsidiaries of the Company, and therefore reflected as an income tax expense of the Company.
For the year ended December 31, 2021, the Company recorded a deferred tax expense and associated deferred tax liability of $2 million with respect to future years. At December 31, 2021, the Company had no current tax liability.
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
Thermal Revenues
Steam and chilled water revenue is recognized as the Company transfers the product to the customer, based on customer usage as determined by meter readings taken at month-end. Some locations read customer meters throughout the month, and recognize estimated revenue for the period between meter read date and month-end. For thermal contracts, the Company’s performance obligation to deliver steam and chilled water is satisfied over time and revenue is recognized based on the invoiced amount. The Thermal Business subsidiaries collect and remit state and local taxes associated with sales to their customers, as required by governmental authorities. These taxes are presented on a net basis in the consolidated statements of operations.

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
On October 22, 2021, Clearway Energy Operating LLC entered into a binding agreement to sell the Thermal Business to KKR. For further details of the Thermal Disposition, refer to Note 3, Acquisitions and Dispositions.
Power Purchase Agreements, or PPAs
The majority of the Company’s revenues are obtained through PPAs or similar contractual agreements. Energy, capacity and, where applicable, renewable attributes, from the majority of the Company’s renewable energy assets and certain conventional energy plants is sold through long-term PPAs and tolling agreements to a single counterparty, which is often a utility or commercial customer. The majority of these PPAs are accounted for as operating leases as the Company retained its historical lease assessments and classification upon adoption of ASC 842, Leases. ASC 842 requires the minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. Judgment is required by management in determining the economic life of each generating facility, in evaluating whether certain lease provisions constitute minimum payments or represent contingent rent and other factors in determining whether a contract contains a lease and whether the lease is an operating lease or capital lease.
Certain of these leases have no minimum lease payments and all of the lease revenue derived from these leases is recorded as contingent rent on an actual basis when the electricity is delivered. The contingent lease revenue recognized in the years ended December 31, 2021, 2020 and 2019 was $741 million, $589 million and $537 million, respectively. See Note 15, Leases for additional information related to the Company's PPAs accounted for as leases.
Renewable Energy Credits, or RECs
As stated above, renewable energy credits, or RECs, are usually sold through long-term PPAs or through REC contracts with counterparties. Revenue from the sale of self-generated RECs is recognized when the related energy is generated and simultaneously delivered even in cases where there is a certification lag as it has been deemed to be perfunctory.
In a bundled contract to sell energy, capacity and/or self-generated RECs, all performance obligations are deemed to be delivered at the same time and hence, timing of recognition of revenue for all performance obligations is the same and occurs over time. In such cases, it is often unnecessary to allocate transaction price to multiple performance obligations.
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the year ended December 31, 2021, along with the reportable segment for each category:

	Year ended December 31, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$9	$784	$122	$915
Capacity revenue (a)	455	2	53	510
Other revenues	—	60	32	92
Contract amortization	(23)	(118)	(3)	(144)
Mark-to-market for economic hedges	—	(87)	—	(87)
Total operating revenue	441	641	204	1,286
Less: Lease revenue	(464)	(716)	(2)	(1,182)
Less: Contract amortization	23	118	3	144
Total revenue from contracts with customers	$—	$43	$205	$248
(a) See Note 15, Leases, for the amounts of energy and capacity revenue that relate to leases and are accounted for under ASC 842.

The following tables represent the Company’s disaggregation of revenue from contracts with customers for the year ended December 31, 2020, along with the reportable segment for each category:

	Year ended December 31, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$10	$609	$101	$720
Capacity revenue (a)	451	—	63	514
Other revenues	—	21	32	53
Contract amortization	(24)	(61)	(3)	(88)
Total operating revenue	437	569	193	1,199
Less: Lease revenue	(461)	(554)	(2)	(1,017)
Less: Contract amortization	24	61	3	88
Total revenue from contracts with customers	$—	$76	$194	$270
(a) See Note 15, Leases, for the amounts of energy and capacity revenue that relate to leases and are accounted for under ASC 842.
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the year ended December 31, 2019, along with the reportable segment for each category:

	Year ended December 31, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$5	$545	$120	$670
Capacity revenue (a)	348	—	54	402
Other revenues	—	10	30	40
Contract amortization	(7)	(61)	(3)	(71)
Mark-to-market for economic hedges	—	(9)	—	(9)
Total operating revenue	346	485	201	1,032
Less: Lease revenue	(353)	(509)	(2)	(864)
Less: Contract amortization	7	61	3	71
Total revenue from contracts with customers	$—	$37	$202	$239
(a) See Note 15, Leases, for the amounts of energy and capacity revenue that relate to leases and are accounted for under ASC 842.
Contract Amortization
Assets and liabilities recognized from power sales agreements assumed through acquisitions relating to the sale of electric capacity and energy in future periods arising from differences in contract and market prices are amortized to revenue over the term of each underlying contract based on actual generation and/or contracted volumes or on a straight-line basis, where applicable.
Contract Balances
The following table reflects the net amount of contract assets and liabilities included on the Company’s consolidated balance sheets as of December 31, 2021 and December 31, 2020:

(In millions)	December 31, 2021	December 31, 2020
Accounts receivable, net - Contracts with customers	$44	$57
Accounts receivable, net - Leases	100	86
Total accounts receivable, net	$144	$143

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
The Company's primary derivative instruments are interest rate instruments used to mitigate variability in earnings due to fluctuations in interest rates, power purchase or sale contracts used to mitigate variability in earnings due to fluctuations in market prices and commodity purchase contracts used to control customer reimbursable fuel cost. On an ongoing basis, the Company qualitatively assesses the effectiveness of its derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in cash flows of hedged items. If necessary, the Company will perform an analysis to measure the statistical correlation between the derivative and the associated hedged item to determine the effectiveness of such a contract designated as a hedge. The Company will discontinue hedge accounting if it is determined that the hedge is no longer effective. In this case, the gain or loss previously deferred in accumulated OCI would be frozen until the underlying hedged item is delivered unless the transaction being hedged is no longer probable of occurring in which case the amount in accumulated OCI would be immediately reclassified into earnings. If the derivative instrument is terminated, the effective portion of this derivative deferred in accumulated OCI will be frozen until the underlying hedged item is delivered.
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
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable — trade and derivative instruments, which are concentrated within entities engaged in the energy and financial industries. These industry concentrations may impact the overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. In addition, many of the Company's projects have only one customer. See Item 1A, Risk Factors, Risks related to the Company's Business, for a discussion on the Company’s dependence on major customers. See Note 6, Fair Value of Financial Instruments, for a further discussion of derivative concentrations and Note 12, Segment Reporting, for concentration of counterparties.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable — trade, accounts payable — trade, account payable — affiliate and accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments. See Note 6, Fair Value of Financial Instruments, for a further discussion of fair value of financial instruments.
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

Upon initial recognition of a liability for an ARO, other than when an ARO is assumed in an acquisition of the related long-lived asset, the asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its future value, while the capitalized cost is depreciated over the useful life of the related asset. The Company's AROs are primarily related to the future dismantlement of equipment on leased property and environmental obligations related to site closures and fuel storage facilities. The Company records AROs as part of other non-current liabilities on its consolidated balance sheet.
The following table represents the balance of ARO obligations as of December 31, 2021 and 2020, along with the additions and accretion related to the Company's ARO obligations for the year ended December 31, 2021:

(In millions)
Balance as of December 31, 2020	$117
Thermal Business AROs reclassified to held for sale	(1)
Revisions in estimates for current obligations	2
Additions	19
Accretion — expense	9
Balance as of December 31, 2021	$146
Guarantees
The Company enters into various contracts that include indemnification and guarantee provisions as a routine part of its business activities. Examples of these contracts include operation and maintenance agreements, service agreements, commercial sales arrangements and other types of contractual agreements with vendors and other third parties as well as affiliates. These contracts generally indemnify the counterparty for tax, environmental liability, litigation and other matters as well as breaches of representations, warranties and covenants set forth in these agreements. Because many of the guarantees and indemnities the Company issues to third parties and affiliates do not limit the amount or duration of its obligations to perform under them, there exists a risk that the Company may have obligations in excess of the amounts agreed upon in the contracts mentioned above. For those guarantees and indemnities that do not limit the liability exposure, the Company may not be able to estimate what the liability would be, until a claim is made for payment or performance, due to the contingent nature of these contracts.
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
Sale-Leaseback Arrangements
The Company is party to sale-leaseback arrangements that provide for the sale of certain assets to a third-party and simultaneous leaseback to the Company. In accordance with ASC 840-40, Sale-Leaseback Transactions, if the seller-lessee retains, through the leaseback, substantially all of the benefits and risks incident to the ownership of the property sold, the sale-leaseback transaction is accounted for as a financing arrangement. An example of this type of continuing involvement would include an option to repurchase the assets or the buyer-lessor having the option to sell the assets back to the Company. This provision is included in most of the Company’s sale-leaseback arrangements. As such, the Company accounts for these arrangements as financings.
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

Business and Asset Acquisitions
The Company accounts for its acquisitions in accordance with ASC 805, Business Combinations, or ASC 805. For third- party acquisitions, ASC 805 requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at fair value at the acquisition date. It also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity's financial statements to evaluate the nature and financial effects of the business combination. In addition, for business combinations, transaction costs are expensed as incurred. For asset acquisitions, identifiable assets acquired and liabilities assumed are recorded at acquisition date fair value. No goodwill is recognized and excess purchase price or negative goodwill are allocated to the acquired assets on a relative fair value basis. For acquisitions that relate to entities under common control, ASC 805 requires retrospective combination of the entities for all annual periods presented as if the combination has been in effect from the beginning of the earliest financial statement period presented or from the date the entities were under common control (if later than the beginning of the earliest financial statement period). The difference between the cash paid and historical value of the entities' equity is recorded as a distribution/contribution from/to CEG with the offset to noncontrolling interest.
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
Tax Equity Arrangements
Certain portions of the Company's noncontrolling interests in subsidiaries represent third-party interests in the net assets under certain tax equity arrangements, which are consolidated by the Company, that have been entered into to finance the cost of solar and wind facilities eligible for certain tax credits. Additionally, certain portions of the Company's investments in unconsolidated affiliates reflect the Company's interests in tax equity arrangements, that are not consolidated by the Company, that have been entered into to finance the cost of solar energy systems, under operating leases or PPAs, that are eligible for certain tax credits. The Company has determined that the provisions in the contractual agreements of these structures represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the noncontrolling interest and investment in unconsolidated affiliates that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the hypothetical liquidation at book value, or HLBV, method. Under the HLBV method, the amounts reported as noncontrolling interests and investment in unconsolidated affiliates represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The investors' interests in the results of operations of the funding structures are determined as the difference in noncontrolling interests and investment in unconsolidated affiliates at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds' investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period. In addition, in certain circumstances, the Company and its partners in the tax equity arrangements agree that certain tax benefits are to be utilized outside of the tax equity arrangements, which may result in differences in the amount an investor would hypothetically receive at the initial balance sheet date calculated strictly in accordance with related contractual agreements. These differences are recognized in the consolidated statement of operations using a systematic and rational method over the period during which the investor is expected to achieve its target return.
Reclassification
Certain prior year amounts have been reclassified for comparative purposes.

Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-4, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide for optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, which affects certain of the Company's debt and interest rate swap agreements. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. As of December 31, 2021, the Company has applied the amendments to all its eligible contract modifications, where applicable, during the reference rate reform period. Additionally, the Company has not elected any optional expedients provided in the standard.
Note 3 — Acquisitions and Dispositions
Acquisitions
Black Rock Drop Down — On December 29, 2021, the Company, through its indirect subsidiary Lighthouse Renewable Holding Sub LLC, acquired the Class B membership interests in Black Rock Wind Holding LLC from Clearway Renew LLC, a subsidiary of CEG, for $60 million in cash consideration, $37 million of which was paid on December 29, 2021 with the remaining $23 million paid in February 2022 after all remaining turbines were operational. Lighthouse Renewable Holding Sub LLC is a wholly-owned subsidiary of Lighthouse Renewable Holdco LLC, which is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration utilized to acquire their portion of the Class B membership interests. The Class A membership interests in Black Rock Wind Holding LLC were acquired by another third-party investor in 2020. Black Rock Wind Holding LLC, through its wholly-owned subsidiary, Black Rock Class B Holdco LLC, is the primary beneficiary and consolidates its interests in a tax equity fund, Black Rock TE Holdco LLC, that holds the Black Rock wind project, a 115 MW utility scale wind project located in Mineral County and Grant County, West Virginia, which achieved commercial operations in December 2021, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. As of December 31, 2021, 70 MW of the 115 MW rated capacity were operational, representing fourteen of the twenty-three wind turbines, and the remaining 45 MW rated capacity became operational in January 2022. A majority of the project’s output is backed by contracts with investment-grade counterparties with a 15-year weighted average contract life. The Black Rock operations are reflected in the Company's Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and not a business combination, therefore the Company consolidated the financial information for Black Rock on a prospective basis. The assets and liabilities transferred to the Company relate to interests under common control by GIP and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid of $60 million and the historical cost of the Company's acquired interests of $19 million was recorded as an adjustment to CEG's contributed capital balance. In addition, the Company reflected additional contributions paid by CEG and the portion of the Company’s purchase price utilized to repay long-term debt, totaling $133 million, as contributions from CEG in the statement of stockholders’ equity, and as an impact of the Black Rock Drop Down in noncontrolling interest.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of December 29, 2021:

(In millions)	Black Rock
Current assets (a)	$36
Property, plant and equipment	178
Right-of-use-assets	7
Other non-current assets	2
Total assets acquired	223

Long-term debt (b)	186
Long-term lease liabilities	7
Other current and non-current liabilities	11
Total liabilities assumed (c)	204
Net assets acquired	$19
(a) Includes $35 million reserved for project completion costs included in restricted cash on the Company's balance sheet at acquisition date, which is included within the $133 million contributed by CEG described above.
(b) Repaid at acquisition date utilizing $56 million contributed by the tax equity investor, $36 million from the cash equity investor and $61 million contributed by CEG, all recorded as contributions in noncontrolling interest, as well as $37 million of the Company's acquisition price. Of the $190 million contributed, $186 million was utilized to pay down the acquired debt and $4 million was utilized to pay associated fees. The $61 million contributed by CEG and the Company’s initial acquisition price of $37 million are also included within the $133 million contributed by CEG described above.
(c) Total liabilities assumed excludes amounts due to CEG as of December 31, 2021 for the remaining turbines that became operational in January 2022. The liabilities totaled $83 million, of which $59 million was received from the tax equity and cash equity investors and was held in escrow accounts as of December 31, 2021.
Mesquite Sky Drop Down — On December 17, 2021, the Company, through its indirect subsidiary Lighthouse Renewable Holdco 2 LLC, acquired the Class B membership interests of Mesquite Sky Holding LLC from Clearway Renew LLC, a subsidiary of CEG, for $61 million in cash consideration. Lighthouse Renewable Holdco 2 LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration utilized to acquire their portion of the Class B membership interests. The Class A membership interests of Mesquite Sky Holding LLC were acquired by another third-party investor in 2020. Mesquite Sky Holding LLC, through its wholly-owned subsidiary, Mesquite Sky Class B Holdco LLC, is the primary beneficiary and consolidates its interests in a tax equity fund, Mesquite Sky TE Holdco LLC, that holds the Mesquite Sky wind project, a 340 MW utility scale wind project located in Callahan County, Texas, which achieved commercial operations in December 2021, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. A majority of the project’s output is backed by contracts with investment-grade counterparties with a 12-year weighted average contract life. The Mesquite Sky operations are reflected in the Company's Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and not a business combination, therefore the Company consolidated the financial information for Mesquite Sky on a prospective basis. The assets and liabilities transferred to the Company relate to interests under common control by GIP and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the cash paid of $61 million and the historical cost of the Company's net liabilities assumed of $7 million was recorded as an adjustment to CEG's contributed capital balance. The difference between cash paid, interests acquired, and the balance in equity is capital reserved for project completion. In addition, the Company reflected additional contributions paid by CEG and the portion of the Company’s purchase price utilized to repay long-term debt, totaling $52 million, as contributions from CEG in the statement of stockholders’ equity, and as an impact of the Mesquite Sky drop down in noncontrolling interest.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of December 17, 2021:

(In millions)	Mesquite Sky
Current assets (a)	$46
Property, plant and equipment	377
Right-of use assets	45
Other non-current assets	7
Total assets acquired	475

Long-term debt (b)	355
Long-term lease liabilities	45
Derivative liabilities	43
Other current and non-current liabilities	39
Total liabilities assumed (c)	482
Net liabilities assumed	$(7)
(a) Includes $44 million reserved for project completion costs included in restricted cash on the Company's balance sheet at acquisition date, which is included within the $52 million contributed by CEG described above.
(b) Repaid at acquisition date utilizing $241 million contributed by the tax equity investor and $107 million contributed by the cash equity investor, both recorded as contributions in noncontrolling interest, as well as the Company's $61 million acquisition price. Of the $409 million contributed, $355 million was utilized to pay down the acquired debt and $1 million was utilized to pay associated fees. The remaining $53 million was distributed to CEG for the acquisition. The net of the Company’s $61 million acquisition price and the distribution to CEG of $53 million are included within the $52 million contributed by CEG described above.
(c) Total liabilities assumed excludes amounts due to CEG as of December 31, 2021 of $6 million, of which $5 million was received from the tax equity and cash equity investors and was held in escrow accounts as of December 31, 2021.
Utah Solar Portfolio Acquisition — On December 1, 2021, the Company acquired the remaining 50% equity interest in the Utah Solar Portfolio from Dominion Solar Projects III, Inc., for approximately $335 million before working capital and purchase price adjustments in the net amount of $5 million, representing total net consideration of $330 million. The Utah Solar Portfolio consists of seven utility-scale solar farms located in Utah, representing 530 MW of capacity. The assets within the portfolio sell power subject to 20-year PPAs with PacifiCorp that have approximately 15 years remaining under the agreements. Following the close of the transaction, the Company owns 100% of the membership interests in the Utah Solar Portfolio and consolidates the Utah Solar Portfolio. The Utah Solar Portfolio operations are included in the Company's Renewables segment. The acquisition was determined to be an asset acquisition and the cash consideration of $330 million, net of restricted cash acquired of $8 million, represented a net cash outflow of $322 million, which was allocated to the fair value of the assets acquired and liabilities assumed on the acquisition date. The acquisition was funded with the borrowings under the Bridge Loan Agreement, as described in Note 10, Long-term Debt.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of December 1, 2021:

(In millions)	Utah Solar Portfolio
Current assets	$20
Property, plant and equipment	258
Intangible assets for power purchase agreement	302
Other intangible assets	4
Right-of use assets	163
Total assets acquired	747

Long-term lease liabilities	163
Other current and non-current liabilities	24
Total liabilities assumed	187
Equity method investment removed	(230)
Net assets acquired	$330

Mt. Storm Wind Acquisition — On April 23, 2021, the Company acquired 100% of the equity interests in NedPower Mount Storm LLC, or Mt. Storm, from Castleton Commodities International for approximately $96 million before working capital and purchase price adjustments in the net amount of $4 million, representing a total net consideration of $100 million. Mt. Storm is a 264 MW wind project located in Grant County, West Virginia. Mt. Storm has a 10-year energy hedge with an investment-grade counterparty. The acquisition was determined to be an asset acquisition and the purchase price was allocated to the fair value of the assets acquired and liabilities assumed on the acquisition date as follows:

(In millions)	Mt. Storm
Current assets	$3
Property, plant and equipment	108
Other non-current assets	2
Total assets acquired	113

Derivative instruments	9
Other current and non-current liabilities	4
Total liabilities assumed	13
Net assets acquired	$100
Agua Caliente Acquisition — On February 3, 2021, the Company acquired an additional 35% equity interest in the Agua Caliente solar project from NRG Energy, Inc. for $202 million. Agua Caliente is a 290 MW solar project located in Dateland, Arizona in which Clearway previously owned a 16% equity interest. The project has a 25-year PPA with PG&E, with approximately 17 years remaining under the agreement. Following the close of the transaction, the Company owns a 51% equity interest in Agua Caliente. The Agua Caliente operations are included in the Company's Renewables segment. The acquisition was determined to be an asset acquisition and the cash consideration of $202 million, net of restricted cash acquired of $91 million, represented a net cash outflow of $111 million, which was allocated to the fair value of the assets acquired and liabilities assumed on the acquisition date. A third-party investor holds the remaining 49% equity interest in Agua Caliente, which is reflected in noncontrolling interest at fair value at the acquisition date.
The following is a summary of assets and liabilities obtained in connection with the acquisition as of February 3, 2021:

(In millions)	Agua Caliente
Restricted cash	$91
Property, plant and equipment	154
Intangible asset for power purchase agreement	1,022
Other current assets	9
Total assets acquired	1,276

Long-term debt	716
Other current and non-current liabilities	5
Total liabilities assumed	721
Noncontrolling interest	273
Equity method investment removed	(80)
Net assets acquired less noncontrolling interest	$202

Rattlesnake Drop Down — On January 12, 2021, the Company acquired CEG's equity interest and a third-party investor's minority interest in CWSP Rattlesnake Holding, LLC for $132 million in cash consideration. CWSP Rattlesnake Holding LLC indirectly consolidates the Rattlesnake wind project, a 160 MW wind facility with 144 MW of deliverable capacity in Adams County, Washington, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The project has a 20-year PPA with Avista Corporation, which began when the facility reached commercial operations in December 2020. The Rattlesnake operations are included in the Company's Renewables segment. The acquisition was determined to be an asset acquisition and not a business combination, therefore, the Company consolidated the financial information for Rattlesnake on a prospective basis. The assets and liabilities transferred to the Company relate to interests under common control by GIP and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid of $132 million and the historical cost of the Company's acquired interests of $14 million was recorded as an adjustment to CEG's contributed capital balance.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of January 12, 2021:

(In millions)	Rattlesnake
Current assets	$8
Property, plant and equipment	200
Right-of-use assets	12
Total assets acquired	220

Long-term debt (a)	176
Long-term lease liabilities	12
Other current and non-current liabilities	18
Total liabilities assumed	206
Net assets acquired	$14
(a) Repaid at acquisition date utilizing $107 million contributed by tax equity investor and $103 million contributed by CEG, both recorded as contributions in noncontrolling interest. Of the $210 million contributed, $176 million was utilized to pay down the acquired debt, $29 million was utilized to fund project reserve accounts and $5 million was utilized to pay associated fees.
Langford Drop Down — On November 20, 2020, the Company acquired 100% of the Class B membership interest in Langford Holding LLC from CEG for $55 million as well as a minority interest from a third-party investor for $9 million. Langford Holding LLC indirectly consolidates its interest in the Langford wind project as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The Langford project is a 160 MW wind project located in West Texas which achieved repowering commercial operations in November 2020. The Langford operations are included in the Company's Renewables segment and the acquisition was funded with cash on hand. The acquisition was determined to be an asset acquisition and not a business combination, therefore the Company consolidated the financial information for Langford on a prospective basis. The assets and liabilities transferred to the Company relate to interests under common control by GIP and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid of $64 million and the historical value of the Company's acquired interests of $21 million was recorded as an adjustment to noncontrolling interest.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of November 20, 2020:

(In millions)	Langford
Current assets	$4
Property, plant and equipment	138
Other non-current assets	15
Total assets acquired	157

Other current and non-current liabilities	17
Total liabilities assumed	17
Noncontrolling interests	119
Net assets acquired less noncontrolling interests	$21

Rosamond Central Drop Down — On December 21, 2020, Rosamond Solar Investment LLC, a subsidiary of the Company, acquired 100% of the Class A membership interests of Rosie TargetCo LLC from Renew Development HoldCo LLC, a subsidiary of CEG, for $23 million in cash consideration and an additional $1 million adjustment concurrent with the tax equity investor's final funding which was paid in January 2021. Rosie Target Co LLC is the primary beneficiary and consolidates its interest in a tax equity fund that owns the 192 MW Rosamond Central solar project, located in Kern County, California as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The Rosamond Central operations are included in the Company's Renewables segment. The acquisition was determined to be an asset acquisition and not a business combination, and therefore, the Company consolidated the financial information for Rosamond Central on a prospective basis. The assets and liabilities transferred to the Company relate to interests under common control by GIP and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid of $24 million and the historical value of the Company's acquired interests of $28 million was recorded as an adjustment to noncontrolling interest.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of December 21, 2020:

(In millions)	Rosamond Central
Current assets	$49
Property, plant and equipment	246
Other non-current assets	1
Total assets acquired	296

Long-term debt	205
Other current and non-current liabilities	11
Total liabilities assumed	216
Noncontrolling interests	52
Net assets acquired less noncontrolling interests	$28
Mesquite Star Drop Down — On September 1, 2020, the Company, through its indirect subsidiary Lighthouse Renewable Class A LLC, acquired the Class A membership interests in Lighthouse Renewable Holdco LLC (formerly Mesquite Star Pledgor LLC) from Clearway Renew LLC, a subsidiary of CEG, for $74 million in cash consideration inclusive of a purchase price adjustment received in the fourth quarter of 2020 concurrent with the partnership amendment referenced below. Lighthouse Renewable Holdco LLC indirectly owns 100% of the Class B membership interests in Mesquite Star Tax Equity Holdco LLC, a tax equity partnership that it consolidates as the primary beneficiary, and owns the Mesquite Star wind project, a 419 MW utility scale wind project located in Fisher County, Texas. A majority of the project's output is backed by contracts with investment-grade counterparties with a 12 year weighted average contract life. The Mesquite Star operations are reflected in the Company's Renewables segment and the acquisition was funded with cash on hand. The Company initially recorded its interest in Lighthouse Renewable Class A LLC as an equity method investment. The assets and liabilities transferred to the Company relate to interests under common control by GIP and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the $74 million cash paid and the historical value of the Company's acquired interests of $83 million was recorded as an adjustment to noncontrolling interest.
On December 21, 2020, Clearway Renew LLC sold the Class B membership interest in Lighthouse Renewable Holdco LLC to a third-party investor as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The investor and the Company amended the terms of the related partnership and as a result, the Company now consolidates its interest in the Mesquite Star wind project, through its consolidation of Lighthouse Renewable Holdco LLC. The membership interests acquired by the Company relate to interests under common control by GIP and were recorded at historical cost. The difference between the carrying value of the Company's equity method investment of $58 million and the historical value of the net assets consolidated for Mesquite Star of $63 million was recorded as an adjustment to noncontrolling interest.

The following table shows the balances that were consolidated effective on December 21, 2020:

(In millions)	Mesquite Star
Current assets	$22
Property, plant and equipment	443
Other non-current assets	31
Total assets acquired	496

Other current and non-current liabilities	87
Total liabilities assumed	87
Noncontrolling interests and redeemable noncontrolling interests	346
Net assets acquired less noncontrolling interests	$63
DG Residual Interest and SREC Contract Drop Down — On November 2, 2020, the Company acquired the Class B membership interests in DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3, or DGPV Holdco Entities, from Renew DG Holdings LLC, a subsidiary of CEG, for approximately $20 million in cash consideration and an SREC contract for approximately $24 million in cash consideration. The Company previously held the Class A membership interests in the DGPV Holdco Entities and accounted for its interests in DGPV Holdco 1 and DGPV Holdco 2 as equity method investments, while DGPV Holdco 3 was consolidated by the Company effective May 29, 2020 as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Subsequent to the acquisition of the remaining interests in the DGPV Holdco Entities, the Company transferred its interests to DG-CS Master Borrower LLC, and issued debt that was utilized to repay existing project-level debt outstanding and unwind interest rate swaps for certain of the tax equity arrangements related to the underlying project funds, as further described in Note 10, Long-term Debt. The acquired SREC contract is a contract to receive incremental cash flows related to renewable energy credits from certain underlying solar projects. The assets and liabilities transferred to the Company relate to interests under common control by GIP and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid for the residual interest of the DGPV Holdco Entities and the historical value of the net assets consolidated less the carrying value of the equity method investments was recorded as an adjustment to noncontrolling interest.
The following table shows the balances that were consolidated:

	November 2, 2020	May 29, 2020
(In millions)	DGPV Holdco 1 and 2 (a)	DGPV Holdco 3 (b)
Current assets	$29	$32
Property, plant and equipment, net	324	331
Intangible assets, net	19	1
Other non-current assets	52	37
Total assets acquired	424	401

Long-term debt	160	206
Other current and non-current liabilities	54	84
Total liabilities assumed	214	290
Noncontrolling interests and redeemable noncontrolling interests	5	6
Net assets acquired less noncontrolling interests	$205	$105
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
Dispositions
Thermal Disposition — On October 22, 2021, Clearway Energy Operating LLC entered into a binding agreement to sell the Thermal Business to KKR for total consideration of $1.9 billion, subject to customary closing adjustments. The closing of the transaction is subject to various customary closing conditions, approvals and consents and is expected to close in the first half of 2022. Effective with the approval by the Board of Directors and signing of the agreement to sell the Thermal Business, the Company concluded that all entities that are included within the Thermal Business will be treated as held for sale on a prospective basis, resulting in the assets and liabilities being reported as separate held for sale line items on the Company’s consolidated balance sheet as of December 31, 2021. Property, plant and equipment represents 78% and intangible assets represents 9% of assets classified as held for sale while long-term debt represents 85% of liabilities classified as held for sale. The Company expects to recognize a gain upon the completion of the Thermal Disposition. The Company's Thermal segment is comprised solely of the Thermal Business's results of operations.
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
Note 4 — Property, Plant and Equipment
The Company's major classes of property, plant, and equipment were as follows:

	December 31, 2021	December 31, 2020	Depreciable Lives
	(In millions)
Facilities and equipment	$9,747	$9,254	2 - 40 Years
Land and improvements	320	224
Construction in progress (a)	84	62
Total property, plant and equipment	10,151	9,540
Accumulated depreciation	(2,501)	(2,323)
Net property, plant and equipment	$7,650	$7,217

(a) As of December 31, 2021 and 2020, construction in progress includes $17 million and $14 million, respectively, of capital expenditures that relate to prepaid long-term service agreements in the Conventional segment.
Depreciation expense related to property, plant and equipment during the years ended December 31, 2021, 2020 and 2019 was $499 million, $420 million and $395 million, respectively. The Company accelerated depreciation of the Pinnacle wind project in connection with the repowering project, which resulted in additional depreciation expense in the amount of $34 million in 2021 and $9 million in 2020.
The Company recorded long-lived asset impairments during each of the years ended December 31, 2021 and December 31, 2020, as further described in Note 9, Asset Impairments.

Note 5 — Investments Accounted for by the Equity Method and Variable Interest Entities
Equity Method Investments
The Company's maximum exposure to loss as of December 31, 2021 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Avenal	50%	$4
Desert Sunlight	25%	239
Elkhorn Ridge	66.7%	29
GenConn (a)	50%	86
San Juan Mesa	75%	23
		$381
(a) GenConn is a variable interest entity.
As of December 31, 2021 and 2020, the Company had $14 million and $10 million, respectively, of undistributed earnings from its equity method investments.
The Company acquired its interest in Desert Sunlight on June 30, 2015, for $285 million, which resulted in a difference between the purchase price and the basis of the acquired assets and liabilities of $171 million. The difference is attributable to the fair value of the property, plant and equipment and power purchase agreements. The Company is amortizing the related basis differences to equity in earnings of unconsolidated subsidiaries over the related useful life of the underlying assets acquired.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was $345 million as of December 31, 2021.

The following tables present summarized financial information for the Company's equity method investments:

	Year Ended December 31,
	2021	2020	2019
Income Statement Data:	(In millions)
GenConn
Operating revenues	$55	$60	$60
Operating income	22	26	27
Net income	13	17	17
Desert Sunlight
Operating revenues	205	209	205
Operating income	146	142	123
Net income	112	88	58
Other (a) (b)
Operating revenues	49	299	318
Operating income	16	138	110
Net income	$13	$60	$50

		As of December 31,
		2021	2020
Balance Sheet Data:		(In millions)
GenConn
Current assets		$38	$40
Non-current assets		328	344
Current liabilities		15	17
Non-current liabilities		178	185
Desert Sunlight
Current assets		131	132
Non-current assets		1,228	1,244
Current liabilities		64	71
Non-current liabilities		904	921
Other (a) (b)
Current assets		26	177
Non-current assets		172	2,201
Current liabilities		24	114
Non-current liabilities		98	700
(a) Includes Avenal, Elkhorn Ridge, San Juan Mesa, DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3. DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3 were consolidated by the Company during 2020 and are therefore excluded from the summarized balance sheet data as of December 31, 2020.
(b) On February 3, 2021, the Company acquired an additional 35% equity interest in Agua Caliente and removed its equity investment in Agua Caliente and, on December 1, 2021, the Company acquired the remaining 50% equity investment in the Utah Solar Portfolio and removed its equity investment in the Utah Solar Portfolio. As a result, both Agua Caliente and the Utah Solar Portfolio are excluded from the summarized balance sheet data as of December 31, 2021 and from the summarized income statement data for the year ended December 31, 2021.
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

Summarized financial information for the Company's consolidated VIEs consisted of the following as of December 31, 2021:

(In millions)	Alta TE Holdco	Buckthorn Renewables, LLC	DGPV Funds(a)	Kawailoa Partnership	Langford TE Partnership LLC	Lighthouse Renewable Holdco LLC(b)	Lighthouse Renewable Holdco 2 LLC(c)
Other current and non-current assets	$53	$4	$104	$40	$17	$84	$83
Property, plant and equipment	331	202	592	135	132	605	377
Intangible assets	212	—	16	—	2	—	—
Total assets	596	206	712	175	151	689	460
Current and non-current liabilities	40	10	76	103	18	150	118
Total liabilities	40	10	76	103	18	150	118
Noncontrolling interest	13	44	6	48	66	416	239
Net assets less noncontrolling interests	$543	$152	$630	$24	$67	$123	$103
(a) DGPV Funds is comprised of DGPV Fund 2 LLC, Clearway & EFS Distributed Solar LLC, DGPV Fund 4 LLC, Golden Puma Fund LLC, Renew Solar CS4 Fund LLC and Chestnut Fund LLC.
(b) Lighthouse Renewable Holdco LLC consolidates Mesquite Star Tax Equity Holdco LLC and Black Rock TE Holdco LLC, which are also consolidated VIEs.
(c) Lighthouse Renewable Holdco 2 LLC consolidates Mesquite Sky TE Holdco LLC, which is also a consolidated VIE.

(In millions)	Oahu Solar Partnership	Pinnacle Repowering Partnership LLC	Rattlesnake TE Holdco LLC	Rosie Target Co LLC	Wildorado TE Holdco	Other(a)
Other current and non-current assets	$47	$12	$30	$26	$21	$16
Property, plant and equipment	172	108	194	251	225	168
Intangible assets	—	18	—	—	—	1
Total assets	219	138	224	277	246	185
Current and non-current liabilities	114	6	23	100	18	44
Total liabilities	114	6	23	100	18	44
Noncontrolling interest	31	78	98	140	121	84
Net assets less noncontrolling interests	$74	$54	$103	$37	$107	$57
(a) Other is comprised of Crosswind Transmission, LLC, Hardin Hilltop Wind LLC, Elbow Creek TE Holdco and Spring Canyon TE Holdco projects.
Pinnacle Repowering Partnership LLC — On February 26, 2021, the Company entered into an amended agreement with CWSP Pinnacle Holding LLC, an indirect subsidiary of CEG, with respect to Pinnacle Repowering Partnership LLC in order to facilitate the repowering of the Pinnacle wind project, a 54 MW wind facility located in Mineral County, West Virginia. On March 10, 2021, the Company contributed its interest in the Pinnacle wind project to Pinnacle Repowering Partnership LLC concurrent with entering into a financing agreement as further described in Note 7, Long-term Debt. The Company owns 100% of the Class A membership interests in Pinnacle Repowering Partnership LLC, which is a VIE, and the Company consolidates its interest as the primary beneficiary and managing member. CWSP Pinnacle Holding LLC owns 100% of the Class B membership interests in Pinnacle Repowering Partnership LLC and is entitled to allocations of 15% of the cash distributions from the partnership. On March 10, 2021, CWSP Pinnacle Holding LLC contributed $27 million in equipment to the partnership, which was a transfer of assets under common control and recorded at historical cost in property, plant and equipment, with a corresponding non-cash contribution in Pinnacle Repowering Partnership LLC's noncontrolling interests. Additionally, on March 10, 2021, the Pinnacle wind project acquired equipment from CEG for $21 million in cash consideration.

On December 15, 2021, in connection with the completion of the repowering of the project, a third-party tax equity investor acquired the Class A membership interests in Pinnacle Tax Equity Holdco LLC, which is a tax equity fund, and the holder of the Pinnacle wind project, for $48 million. The Company consolidates Pinnacle Tax Equity Holdco LLC, as primary beneficiary through its consolidated subsidiary Pinnacle Repowering Partnership LLC, who acts as managing member. In addition, upon completion of the repowering, the Company made a payment of $64 million, which was utilized along with the proceeds of the tax equity investment to repay the outstanding debt under the financing agreement referenced above. The Company utilizes the HLBV method to determine the net income or loss allocated to tax equity noncontrolling interest.
Rattlesnake TE Holdco LLC — As described in Note 3, Acquisitions and Dispositions, on January 12, 2021, the Company acquired CEG's equity interest and a third-party investor's minority interest in CWSP Rattlesnake Holding LLC for $132 million. CWSP Rattlesnake Holding LLC owns Rattlesnake Class B LLC, which owns the Class B membership interests in Rattlesnake TE Holdco LLC, which is a VIE. Rattlesnake Class B LLC is the primary beneficiary and managing member and consolidates its interest in Rattlesnake TE Holdco LLC, which owns the Rattlesnake wind project. Subsequent to the acquisition, on January 12, 2021 the third-party tax equity investor contributed $107 million into Rattlesnake TE Holdco LLC in exchange for the Class A membership interests. The proceeds from the tax equity contribution along with cash contributed by CEG were used to repay a portion of the $176 million of the outstanding principal under the Rattlesnake Class B LLC credit facility. The Company utilizes the HLBV method to determine the net income or loss allocated to tax equity noncontrolling interest.
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
Langford Tax Equity Partnership, LLC — As described in Note 3, Acquisitions and Dispositions, on November 20, 2020, the Company acquired 100% of the Class B membership interest in Langford Holding LLC from CEG for $55 million as well as 100% of the Class A membership interests in Langford Holding LLC from a third-party investor for $9 million. Langford Holding LLC owns 100% of the membership interests in Langford Class B Holdco LLC, which owns 100% of the Class B interest in Langford Tax Equity Partnership LLC, which indirectly owns 100% of the interest in a 160 MW wind project. Langford Tax Equity Partnership LLC is a variable interest entity. The Company is the primary beneficiary, through its position as managing member, and indirectly consolidates Langford Tax Equity Partnership LLC, through Langford Class B Holdco LLC. The Class A member is a tax equity investor whose interest is reflected as noncontrolling interest on the Company's consolidated balance sheet. The project achieved repowering COD in November 2020. The Company utilizes the HLBV method for income or loss allocation to the tax equity investor's noncontrolling interest.

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
On December 21, 2020, CEG sold its Class B membership interest in Lighthouse Renewable Holdco LLC to a third-party investor which resulted in a reconsideration event for consolidation of the entity. Upon the reconsideration event, the Company determined that it was the primary beneficiary of Lighthouse Renewable Holdco LLC. As such, effective on December 21, 2020, the Company consolidates Lighthouse Renewable Holdco LLC, and shows the Class B interests owned by the third-party investor as noncontrolling interests on the Company’s consolidated balance sheet. Through its Class A membership interests, the Company receives 50.01% of income and distributable cash. In addition, Lighthouse Renewable Holdco LLC holds the Class B interests in a tax equity fund, Mesquite Star Tax Equity Holdco LLC, that holds the Mesquite Star project. The tax equity investor's interest is shown as noncontrolling interest. The HLBV method is utilized to allocate the income or losses of Mesquite Star Tax Equity Holdco LLC. As described in Note 3, Acquisitions and Dispositions, on December 29, 2021, Lighthouse Renewable Holdco LLC, through its indirect wholly-owned subsidiary, Lighthouse Renewable Holding Sub LLC, acquired the Class B interests in a partnership, Black Rock Wind Holding LLC, which consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Black Rock TE Holdco LLC, that holds the Black Rock wind project. The tax equity investor’s interest is shown as noncontrolling interest and the HLBV method is utilized to allocate the income or losses of Black Rock TE Holdco LLC. As described in Note 3, Acquisitions and Dispositions, the third-party investor in Lighthouse Renewable Holdco LLC also acquired and contributed an interest in Black Rock Wind Holding LLC to Lighthouse Renewable Holdco LLC. The Company recorded the related noncontrolling interest at historical carrying amount, with the offset to contributed capital.
Lighthouse Renewable Holdco 2 LLC — On December 17, 2021, the Company formed Lighthouse Renewable Holdco 2 LLC, a partnership between the Company and a third-party investor. Lighthouse Renewable Holdco 2 LLC is a VIE and the Company is the primary beneficiary, through its role as managing member. As described in Note 3, Acquisitions and Dispositions, on December 17, 2021, Lighthouse Renewable Holdco 2 LLC acquired the Class B interests in a partnership, Mesquite Sky Holding LLC, which consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Mesquite Sky TE Holdco LLC, that holds the Mesquite Sky wind project. The tax equity investor’s interest is shown as noncontrolling interest and the HLBV method is utilized to allocate the income or losses of Mesquite Sky TE Holdco LLC. As described in Note 3, Acquisitions and Dispositions, the third-party investor in Lighthouse Renewable Holdco 2 LLC also acquired and contributed an interest in Mesquite Sky Holding LLC to Lighthouse Renewable Holdco 2 LLC. The Company recorded the related noncontrolling interest at historical carrying amount, with the offset to contributed capital.
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

On June 14, 2019, Repowering Partnership LLC was replaced with Repowering Partnership II LLC as the owner of the Elbow Creek and Wildorado Wind projects as well as Repowering Partnership Holdco LLC, which concurrently entered into a financing agreement for construction debt commitment totaling $352 million, as further described in Note 10, Long-term Debt.
Repowering of the Elbow Creek project was completed and on November 26, 2019, a third-party tax equity investor purchased 100% of the Class A membership interests in Elbow Creek Repowering Tax Equity Holdco LLC, or Elbow TE Holdco for $89 million pursuant to a membership interest purchase agreement dated June 14, 2019. The Company also contributed $4 million. In connection with the completion of the Elbow Creek repowering, the construction loan of $93 million was repaid with the proceeds from the combined proceeds from the tax equity investor and the Company. The Company began applying HLBV during the fourth quarter to allocate income between the partners of Elbow TE Holdco. In connection with the closing, the allocations of income at Repowering Partnership II LLC (which indirectly consolidates both projects) changed to 59.63% for Wind TE Holdco LLC (the Company member) and 40.37% for CWSP Wildorado Elbow Holding LLC (the CEG member). In addition, approximately half of the repowered Wildorado equipment was placed in service in December 2019, with the remaining equipment being placed in service in January of 2020. In connection with repowering of the projects, the Company revised the remaining useful life of the property, plant and equipment that was replaced, resulting in additional expense of $54 million during the year ended December 31, 2019 related to accelerated depreciation.
On February 7, 2020, a third- party tax equity investor purchased 100% of the Class A membership interests in Wildorado TE Holdco, for $148 million. In addition, the Company contributed $112 million to Wildorado TE Holdco. The combined proceeds were used to repay construction debt under the Repowering Partnership Holdco credit agreement, as described in Note 10, Long-term Debt. The third-party tax equity investor, or Wildorado Investor, will receive 99% of allocations of taxable income and other items until the Wildorado Investor obtains a specified return on its initial investment, or the last day of the PTC period, whichever occurs sooner. At such time, the allocations to the Wildorado Investor will change to 5%. Until such time, the Wildorado Investor will receive a variable percentage of cash distributions. Wildorado TE Holdco is a VIE and the Repowering Partnership II LLC is the primary beneficiary through its position as managing member. As a result, the Company consolidates Wildorado TE Holdco, with the Wildorado Investor's interest shown as noncontrolling interest. In connection with the Wildorado TE Holdco closing, the allocations of income at Repowering Partnership II LLC changed to 60.14% for Wind TE Holdco LLC (the Company member) and 39.86% for CWSP Wildorado Elbow Holding LLC (the CEG member).
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
Alta TE Holdco — On June 30, 2015, the Company sold an economic interest in Alta TE Holdco to a financial institution in order to monetize certain cash and tax attributes, primarily PTCs. The financial institution, or Alta Investor, receives 99% of allocations of taxable income and other items until the flip point, which occurs when the Alta Investor obtains a specified return on its initial investment, at which time the allocations to the Alta Investor change to 5%. The Company receives 94.34% until the flip point, at which time the allocations to the Company of distributable cash will change to 97.12%, unless the flip point will not have occurred by a specified date, which would result in 100% of distributable cash allocated to the Alta Investor until the flip point occurs. Alta TE Holdco is a VIE and the Company is the primary beneficiary through its position as managing member, and therefore consolidates Alta TE Holdco, with the Alta Investor's interest shown as noncontrolling interest. The Company utilizes the HLBV method to determine the net income or loss allocated to the noncontrolling interest.
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
For cash and cash equivalents, restricted cash, accounts receivable — trade, accounts payable — trade, accounts payable — affiliates and accrued expenses and current other liabilities, the carrying amounts approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The carrying amounts and estimated fair values of the Company’s recorded financial instruments not carried at fair market value or that do not approximate fair value are as follows:

	As of December 31, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Liabilities:
Long-term debt, including current portion — affiliate	$1	$1	$1	$1
Long-term debt, including current portion — external (a)	7,782	7,997	7,048	7,020

(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of December 31, 2021 and 2020:

	As of December 31, 2021		As of December 31, 2020
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$2,160	$5,838	$1,906	$5,115

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheets. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2021		As of December 31, 2020
	Fair Value	Fair Value (a)	Fair Value	Fair Value (a)
(In millions)	Level 2	Level 3	Level 2	Level 3
Derivative assets
Interest rate contracts	$6	$—	$1	$—
Other financial instruments (b)	—	25	—	29
Total assets	$6	$25	$1	$29
Derivative liabilities
Commodity contracts	$—	$179	$—	$44
Interest rate contracts	63	—	129	—
Total liabilities	$63	$179	$129	$44
(a) There were no derivative assets classified as Level 1 or Level 3 and no liabilities classified as Level 1 as of December 31, 2021 and December 31, 2020.
(b) SREC contract acquired on November 2, 2020.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Year ended December 31,
	2021	2020
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(15)	$(9)
Total losses for the period included in earnings	(93)	—
Contracts acquired	(52)	(6)
Settlements	6	—
Ending balance	$(154)	$(15)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of December 31,	$(93)	$1
Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of December 31, 2021, contracts valued with prices provided by models and other valuation techniques make up 74% of derivative liabilities and 100% of other financial instruments.
The Company’s significant positions classified as Level 3 include physical commodity contracts executed in illiquid markets. The significant unobservable inputs used in developing fair value include illiquid power tenors and location pricing, which is derived by extrapolating pricing as a basis to liquid locations. The tenor pricing and basis spread are based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available.

The following table quantifies the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of December 31, 2021:

	December 31, 2021
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Commodity Contracts	$—	$(179)	Discounted Cash Flow	Forward Market Price (per MWh)	$13.93	$56.06	$27.46
Other Financial Instruments	25	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	80,872 MWh	129,913 MWh	124,783 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of December 31, 2021:

Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of December 31, 2021, the non-performance reserve was a $17 million gain recorded primarily to total operating revenues in the consolidated statement of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. A significant portion of these commodity contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations or adverse financial conditions, which the Company is unable to predict. Certain subsidiaries of the Company sell the output of their facilities to PG&E, a significant counterparty of the Company, under long-term PPAs, and PG&E's credit rating is below investment-grade.

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
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of December 31, 2021, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy Related Commodities
As of December 31, 2021, the Company had energy-related derivative instruments extending through 2033. At December 31, 2021, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of December 31, 2021 and 2020:

		Total Volume
		December 31, 2021	December 31, 2020
Commodity	Units	(In millions)
Natural Gas	MMBtu	2	1
Power	MWh	(17)	(8)
Interest	Dollars	$1,326	$1,600

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$5	$8
Interest rate contracts long-term	2	—	3	15
Total Derivatives Designated as Cash Flow Hedges	$2	$—	$8	$23
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$17	$25
Interest rate contracts long-term	4	1	38	81
Commodity contracts current	—	—	24	5
Commodity contracts long-term	—	—	155	39
Total Derivatives Not Designated as Cash Flow Hedges	$4	$1	$234	$150
Total Derivatives	$6	$1	$242	$173
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of December 31, 2021 and 2020, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2021	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(179)	$—	$(179)
Total commodity contracts	$(179)	$—	$(179)
Interest rate contracts
Derivative assets	$6	$(5)	$1
Derivative liabilities	(63)	5	(58)
Total interest rate contracts	$(57)	$—	$(57)
Total derivative instruments	$(236)	$—	$(236)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2020	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(44)	$—	$(44)
Total commodity contracts	$(44)	$—	$(44)
Interest rate contracts
Derivative assets	$1	$—	$1
Derivative liabilities	(129)	—	(129)
Total interest rate contracts	$(128)	$—	$(128)
Total derivative instruments	$(172)	$—	$(172)
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Year ended December 31,
	2021	2020	2019
	(In millions)
Accumulated OCL beginning balance	$(35)	$(37)	$(45)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	11	11	22
Mark-to-market of cash flow hedge accounting contracts	11	(9)	(14)
Accumulated OCL ending balance	$(13)	$(35)	$(37)
Accumulated OCL attributable to noncontrolling interests	—	(2)	—
Accumulated OCL attributable to Clearway Energy LLC	$(13)	$(33)	$(37)
Losses expected to be realized from OCL during the next 12 months	$(9)
Amounts reclassified from accumulated OCL into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Operations
Mark-to-market gains and losses related to the Company's derivatives are recorded in the consolidated statements of operations as follows:

	Year ended December 31,
	2021	2020	2019
	(In millions)
Interest Rate Contracts (Mark-to-market interest expense)	$53	$(38)	$(65)
Commodity Contracts (Mark-to-market for economic hedging activities) (a)	(83)	(4)	(9)
(a) Relates to long-term commodity contracts at Elbow Creek Wind Project LLC, or Elbow Creek, Mesquite Star, Mt. Storm and Mesquite Sky and gains or losses are recognized in operating revenues.
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

Note 8 — Intangible Assets
Intangible Assets — The Company's intangible assets as of December 31, 2021 and 2020 primarily reflect intangible assets established from its business acquisitions and are comprised of the following:
•PPAs — Established predominantly with the acquisitions of the Alta Wind Portfolio, Walnut Creek, Tapestry, Laredo Ridge, Carlsbad Energy Center, Agua Caliente and the Utah Solar Portfolio. These represent the fair value of the PPAs acquired. These are amortized on a straight-line basis, over the term of the PPA.
•Leasehold Rights — Established with the acquisition of the Alta Wind Portfolio, this represents the fair value of contractual rights to receive royalty payments equal to a percentage of PPA revenue from certain projects. These are amortized as a reduction to operating revenue on a straight-line basis over the term of the PPAs.
•Customer relationships — Established with the acquisition of Energy Center Omaha and Energy Center Phoenix, these intangibles represent the fair value at the acquisition date of the businesses' customer base. The customer relationships related to Energy Center Omaha are amortized as a reduction to operating revenue, which approximates the expected discounted future net cash flows by year. These intangible assets are included in the Thermal Business and were reclassified to held for sale during the fourth quarter of 2021.
•Customer contracts — Established with the acquisition of Energy Center Phoenix, these intangibles represent the fair value at the acquisition date of contracts that primarily provide chilled water, steam and electricity to its customers. These contracts are amortized to revenues based on expected volumes. These intangible assets are included in the Thermal Business and were reclassified to held for sale during the fourth quarter of 2021.
•Emission Allowances — These intangibles primarily consist of SO2 and NOx emission allowances established with the El Segundo, Walnut Creek and Carlsbad Energy Center acquisitions. These emission allowances are held-for-use and are amortized to cost of operations, with NOx allowances amortized on a straight-line basis and SO2 allowances amortized based on units of production.
•Other — Consists of a) the acquisition date fair value of the contractual rights to a ground lease for South Trent and to utilize certain interconnection facilities for Blythe as well as land rights acquired in connection with the acquisition of Elbow Creek and Langford Wind; b) development rights related to certain solar business acquisitions; c) RECs acquired in connection with the acquisition of the Utah Solar Portfolio; and d) favorable leases acquired in connection with the acquisition of the Utah Star Portfolio.
The following tables summarize the components of intangible assets subject to amortization:

Year ended December 31, 2021	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Other	Total
(In millions)
January 1, 2021	$1,661	$86	$66	$15	$17	$12	$1,857
Acquisitions (a)	1,324	—	—	—	—	4	1,328
Reclassified to held for sale (b)	—	—	(66)	(15)	—	—	(81)
December 31, 2021	2,985	86	—	—	17	16	3,104
Less accumulated amortization	(566)	(30)	—	—	(3)	(6)	(605)
Net carrying amount	$2,419	$56	$—	$—	$14	$10	$2,499
(a) The weighted average life of acquired intangibles was 17 years for PPAs, 15 years for RECs and 15 years for favorable leases.
(b) Thermal Business intangible assets were reclassified to held for sale during the fourth quarter of 2021.

Year ended December 31, 2020	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Other	Total
(In millions)
January 1, 2020	$1,630	$86	$66	$15	$17	$8	$1,822
Consolidation of DGPV Holdco Entities	23	—	—	—	—	—	23
Other	8	—	—	—	—	4	12
December 31, 2020	1,661	86	66	15	17	12	1,857
Less accumulated amortization	(431)	(26)	(11)	(11)	(3)	(5)	(487)
Net carrying amount	$1,230	$60	$55	$4	$14	$7	$1,370

The Company recorded amortization expense of $143 million during the year ended December 31, 2021, $91 million for the year ended December 31, 2020 and $73 million for the year ended December 31, 2019. Of these amounts, $135 million for the year ended December 31, 2021, $88 million for the year ended December 31, 2020 and $72 million for the year ended December 31, 2019, were related to the amortization of intangible assets for power purchase agreements and were recorded to contract amortization expense, which reduced operating revenues in the consolidated statements of operations. The Company estimates the future amortization expense for its intangibles for the next five years as follows:

(In millions)

2022	$158
2023	155
2024	153
2025	153
2026	153
Note 9 — Asset Impairments
2021 Impairment Losses
During the fourth quarter of 2021 in preparation and review of its annual budget, the Company updated its long-term estimates of operating and capital expenditures and revised its assessment of long-term merchant power prices, which was primarily informed by present conditions and did not contemplate future policy changes, which could impact renewable energy power prices. The annual budget process coincides with the Company's annual impairment analysis of long-lived assets. The impairment analysis reviews certain qualitative factors as well as the fair value of the facilities against its carrying value to determine if impairment indicators are present. The impairment analysis indicated that the projected future cash flows for several wind projects within the Renewables segment no longer supported the recoverability of the carrying value of the related long-lived assets. As such, the Company recorded an impairment loss of $6 million, which primarily related to property, plant, and equipment to reflect the assets at fair market value. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the updated long-term budgets for each respective plant. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement.
2020 Impairment Losses
During the fourth quarter of 2020 in preparation and review of its annual budget, the Company updated its long-term estimates of operating and capital expenditures and revised its assessment of long-term merchant power prices, which was primarily informed by present conditions and did not contemplate future policy changes, which could impact renewable energy power prices. The annual budget process coincides with the Company's annual impairment analysis of long-lived assets. The impairment analysis reviews certain qualitative factors as well as the fair value of the facilities against its carrying value to determine if impairment indicators are present. The impairment analysis indicated that the projected future cash flows for several wind projects within the Renewables segment no longer supported the recoverability of the carrying value of the related long-lived assets. As such, the Company recorded an impairment loss of $24 million, which primarily related to property, plant, and equipment to reflect the assets at fair market value. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the updated long-term budgets for each respective plant. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement.
Additionally, during the fourth quarter of 2020, as the Company updated its estimated cash flows in connection with the preparation and review of the Company's annual budget, the Company determined that there was a significant decrease in the estimated future cash flows for its equity method investment in San Juan Mesa, a facility in the Renewables segment located in Elida, New Mexico. The decrease in the forecasted cash flows which was primarily driven by a decline in forecasted revenue in future merchant periods, was significant enough to be considered an indication of a decline in value of the investment that was not temporary. The Company concluded there was an other-than-temporary impairment of its investment and recorded an impairment loss of $8 million to reflect the investment at fair market value. The resulting fair value is a Level 3 fair value measurement.

2019 Impairment Losses
The Company recorded an impairment loss of $19 million related to a facility in the Thermal segment during the second quarter of 2019. The impairment was triggered by a potential sale negotiation with a third-party, which resulted in signing the purchase and sale agreement in September 2019, as further described in Note 3, Acquisitions and Dispositions. The fair value of the facility was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach utilized estimates of discounted future cash flows, which were Level 3 fair value measurement and include key inputs, such as forecasted power prices, operations and maintenance expense, and discount rates. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets.
Additionally, during the fourth quarter of 2019, as a result of the preparation and review of its annual budget and assessment of long-term merchant power prices, the Company updated its estimated future cash flows and determined that the future cash flows for several wind projects within the Renewables segment no longer supported the recoverability of the related long-lived asset. The annual budget process coincides with the Company's annual impairment analysis of long-lived assets. The impairment analysis reviewed certain qualitative factors as well as the fair value of the facilities against its carrying value to determine if impairment indicators are present. As such, the Company recorded an impairment loss of $14 million to reflect the assets at fair market value. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the updated long-term budgets for each respective plant. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement.

Note 10 — Long-term Debt
The Company's borrowings, including short-term and long-term portions consisted of the following:

	December 31, 2021	December 31, 2020	Interest rate % (a)	Letters of Credit Outstanding at December 31, 2021
	(In millions, except rates)
Intercompany Note with Clearway Energy, Inc.	$1	$1	1.490
2025 Senior Notes	—	600	5.750
2026 Senior Notes	—	350	5.000
2028 Senior Notes	850	850	4.750
2031 Senior Notes	925	—	3.750
2032 Senior Notes	350	—	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (b)	245	—	1.750	$83
Bridge Loan, due 2022 (c)	335	—	S+1.000
Project-level debt:
Agua Caliente Solar LLC, due 2037	684	—	2.395 - 3.633	45
Alta Wind Asset Management LLC, due 2031	13	14	L+2.625	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	756	800	5.696 - 7.015	34
Alta Wind Realty Investments LLC, due 2031	24	25	7.000	—
Borrego, due 2024 and 2038	54	57	Various	—
Buckthorn Solar, due 2025	123	126	L+1.750	21
Carlsbad Energy Holdings LLC, due 2027	136	156	L+1.625	62
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, due 2038	205	210	4.210	6
CVSR, due 2037	652	675	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	169	176	4.680	13
DG-CS Master Borrower LLC, due 2040	441	467	3.510	30
Duquesne, due 2059 (d)	—	95	4.620	—
El Segundo Energy Center, due 2023	193	250	L+1.875 - L+2.500	138
Energy Center Minneapolis Series D, E, F, G, H Notes, due 2025-2037 (d)	—	327	Various	—
Kawailoa Solar Portfolio LLC, due 2026	78	81	L+1.375	14
Laredo Ridge, due 2028	72	78	L+2.125	3
Marsh Landing, due 2023	84	146	L+2.375	46
NIMH Solar, due 2024	176	191	L+2.000	10
Oahu Solar Holdings LLC, due 2026	86	89	L+1.375	10
Rosie Class B LLC, due 2027	78	80	L+1.750	17
Tapestry, due 2031	85	143	L+1.375	12
Utah Solar Holdings, due 2036	273	290	3.590	10
Walnut Creek, due 2023	74	126	L+1.750	116
WCEP Holdings, LLC, due 2023	30	35	L+3.000	—
Other	180	199	Various	201
Subtotal project-level debt	5,073	5,243
Total debt	7,779	7,044
Less current maturities	(773)	(385)
Less net debt issuance costs	(71)	(79)
Add premiums (e)	4	5
Total long-term debt	$6,939	$6,585
(a) As of December 31, 2021, L+ equals 3 month LIBOR plus x%, except Clearway Energy Operating LLC Revolving Credit Facility, due 2023, Marsh Landing, due 2023, and Walnut Creek, due 2023, where L+ equals 1 month LIBOR plus x%
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement
(c) S+ equals SOFR, plus x%
(d) Thermal Business long-term debt reclassified to held for sale in the fourth quarter of 2021
(e) Premiums relate to the 2028 Senior Notes

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of December 31, 2021, the Company was in compliance with all of the required principal, interest, sinking fund and redemption covenants.
Bridge Loan Agreement
On November 30, 2021, Clearway Energy Operating LLC entered into a senior secured bridge credit agreement, or the Bridge Loan Agreement. The Bridge Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of $335 million. Borrowings under the term loan facility bear interest, at Clearway Energy Operating LLC’s option, at a rate per annum equal to either (a) term SOFR, plus a SOFR adjustment and a margin equal to 1.00% during the period from December 1, 2021 through May 31, 2022, and 1.25% thereafter or (b) a base rate plus a margin equal to 0.00% during the period from December 1, 2021 through May 31, 2022, and 0.25% thereafter. The Bridge Loan Agreement will mature no later than November 29, 2022 and the Company intends to use the proceeds from the Thermal Disposition to repay the outstanding principal balance of the term loans under the Bridge Loan Agreement. Borrowings under the Bridge Loan Agreement are guaranteed by Clearway Energy LLC and certain subsidiaries of Clearway Operating LLC, other than subsidiaries that are excluded project companies, and are secured by substantially all of the assets of Clearway Energy Operating LLC and its guarantor subsidiaries. The borrowings under the term loan facility were used to acquire the Utah Solar Portfolio on December 1, 2021, as further described in Note 3, Acquisitions and Dispositions.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
On November 30, 2021, Clearway Energy Operating LLC entered into the Sixth Amendment to Amended and Restated Credit Agreement, which amended the Company’s revolving credit facility to provide for an increase of the maximum permitted Borrower Leverage Ratio (as defined in the credit agreement governing the Company’s revolving credit facility) to 6.00 to 1.00 during the period commencing on November 30, 2021 and ending on the date which is the earliest of (i) two business days following the consummation of the Thermal Disposition, (ii) 120 days following the termination or expiration of the agreement entered into with KKR to sell the Thermal Business and (iii) the maturity date of the Bridge Loan Agreement, or the Leverage Period Termination Date. The Sixth Amendment also (i) permits the incurrence of the term loan facility under the Bridge Loan Agreement, (ii) permits the incurrence of hedging obligations, subject to certain conditions, and provides for a $40 million basket for cash collateral which may be provided to secure hedging obligations (iii) permits the prepayment of unsecured, junior or subordinated indebtedness at any time following the Leverage Period Termination Date, subject to certain conditions, including that, after giving effect to such payment, the Borrower Leverage Ratio would not be greater than 5.50 to 1.00 and the Borrower Interest Coverage Ratio (as defined in the credit agreement governing the Company's revolving credit facility) would not be less than 1.75 to 1.00 and (iv) implements certain other technical modifications.
As of December 31, 2021, the Company had $245 million in outstanding borrowings under the revolving credit facility and $83 million in letters of credit outstanding. During the year ended December 31, 2021, the Company borrowed $622 million under the revolving credit facility, and subsequently repaid $377 million utilizing cash on hand and proceeds from the issuance of the 2031 Senior Notes, as described below.
2032 Senior Notes
On October 1, 2021, Clearway Energy Operating LLC completed the sale of $350 million of senior unsecured notes due 2032, or the 2032 Senior Notes. The 2032 Senior Notes bear interest at 3.750% and mature on January 15, 2032. Interest on the 2032 Senior Notes is payable semi-annually on January 15 and July 15 of each year. The 2032 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly-owned current and future subsidiaries. The net proceeds from the 2032 Senior Notes were used, together with existing corporate liquidity, to repurchase the 2026 Senior Notes, as described below.
2026 Senior Notes Tender Offer and Redemption
In October 2021, the Company repurchased and redeemed an aggregate principal amount of $350 million of the 2026 Senior Notes, through the cash tender offer announced on September 24, 2021 and the redemption of the remaining principal amount of $227 million on October 25, 2021. The 2026 Senior Notes repurchased and redeemed in October 2021 were effectuated at a premium of approximately 103% for total consideration of $359 million and, as a result, the Company recorded a loss on extinguishment in the amount of $9 million. The Company recorded an additional $3 million loss on extinguishment to write off the remaining unamortized deferred financing fees related to the 2026 Senior Notes.

2031 Senior Notes
On March 9, 2021, Clearway Energy Operating LLC completed the sale of $925 million of senior unsecured notes due 2031, or the 2031 Senior Notes. The 2031 Senior Notes bear interest at 3.750% and mature on February 15, 2031. Interest on the 2031 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The 2031 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly-owned current and future subsidiaries. The net proceeds from the 2031 Senior Notes were used to repurchase the 2025 Senior Notes, as described below, as well as to repay amounts outstanding under the Company’s revolving credit facility and for general corporate purposes.
2025 Senior Notes Tender Offer and Redemption
In March 2021, the Company repurchased and redeemed an aggregate principal amount of $600 million of the 2025 Senior Notes, through the cash tender offer announced on March 2, 2021 and the redemption of the remaining principal amount of $183 million on March 17, 2021. The 2025 Senior Notes repurchased and redeemed in March 2021 were effectuated at a premium of approximately 106% for total consideration of $636 million and, as a result, the Company recorded a loss on extinguishment in the amount of $36 million. The Company recorded an additional $5 million loss on extinguishment to write off the remaining unamortized deferred financing fees related to the 2025 Senior Notes.
2020 Convertible Notes
The 2020 Convertible Notes matured on June 1, 2020 and the Company repaid the outstanding principal amount of $45 million. The repayment was funded by the issuance of the 2028 Senior Notes.
2028 Senior Notes
On May 21, 2020, the Company completed the issuance of an additional $250 million in aggregate principal amount of its 4.750% Senior Notes due 2028. The 2028 Senior Notes bear interest at 4.75% and mature on March 15, 2028. Interest on the 2028 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The 2028 Senior Notes are unsecured obligations of Clearway Energy Operating, LLC and are guaranteed by Clearway Energy, LLC and by certain of Clearway Energy Operating LLC’s wholly-owned current and future subsidiaries. The notes were issued at a price of 102% of par plus accrued interest from December 11, 2019. The net proceeds were utilized to repay the $45 million outstanding principal amount of the Company's 2020 Convertible Notes on June 1, 2020, as well as to repay amounts outstanding under the Company’s revolving credit facility and for general corporate purposes.
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
Intercompany Note with Clearway Energy, Inc.
On February 18, 2020, the Company entered into an intercompany demand promissory note with Clearway Energy, Inc. in the principal amount of $3 million. The unpaid principal amount bears interest at a rate equal to the short-term applicable federal rate, which is payable on the last day of each quarter, or at other times as agreed upon by the Company and Clearway Energy, Inc. As of December 31, 2021, $1 million was outstanding.
Project level Debt
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

Pinnacle Repowering Partnership HoldCo LLC
On March 10, 2021, the Company entered into a financing agreement for non-recourse debt for a total commitment of $126 million related to the repowering of the Pinnacle wind project. The debt consists of a construction loan at an interest rate of LIBOR plus 1.00%. The Company's initial borrowings of $79 million were utilized to repay $53 million of the outstanding balance under the Tapestry Wind LLC financing agreement, which related to the Pinnacle wind project, to pay vendor invoices and fees and to acquire certain equipment from Clearway Renew LLC to be utilized in the repowering project. On December 15, 2021, the Company repaid the outstanding principal amount of $117 million.
Rosamond Central (Rosie Class B LLC)
On December 21, 2020, as part of the acquisition of Rosie TargetCo LLC, as further descried in Note 3, Acquisitions and Dispositions, the Company assumed the Amended and Restated Financing Agreement, which provided for a construction loan of up to $91 million, a cash equity bridge loan of up to $24 million and an investment tax credit loan of up to $132 million.
On December 31, 2020, Rosie Class B, LLC converted the construction loan to a $80 million term loan and repaid the investment tax credit loan of $130 million, utilizing tax equity funding. The term loan bears annual interest at a rate of LIBOR plus an applicable margin, which is 1.75% per annum through the third anniversary of the term conversion, and 2.00% per annum thereafter through the maturity date of December 31, 2027. In addition, Rosie Class B LLC is party to several letter of credit facility agreements, not to exceed $23 million. As of December 31, 2021, a total of $17 million in letters of credit were outstanding.
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
On November 2, 2020, DG-CS Master Borrower LLC, a wholly-owned subsidiary of Clearway Energy Operating LLC, entered into a financing arrangement, which included the issuance of a $467 million term loan, as well as $30 million in letters of credit in support of debt service. The term loan bears interest at 3.51% and matures on September 30, 2040. The proceeds from the loan were utilized to repay existing project-level debt outstanding for Chestnut Borrower LLC, Renew Solar CS 4 Borrower LLC, DGPV 4 Borrower LLC and Puma Class B LLC of $107 million, $102 million, $92 million and $73 million, respectively and unwind related interest rate swaps in the amount of $42 million. The remaining proceeds were utilized to pay related fees and expenses and in part to acquire the Class B membership interests in the DGPV Holdco Entities and an SREC contract from CEG as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Concurrent with the refinancing, the projects were transferred under DG-CS Master Borrower LLC and the obligations under the financing arrangement are supported by the Company's interest in the projects.
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

NIMH Solar LLC
On September 30, 2020, the Alpine, Blythe and Roadrunner projects were transferred under NIMH Solar LLC, a wholly- owned subsidiary of Clearway Energy Operating LLC. Concurrently, total project-level debt outstanding for Alpine, Blythe and Roadrunner of $158 million was assigned to NIMH Solar LLC. The consolidated facility was amended to a term loan for $193 million, as well as $16 million in letters of credit in support of debt service and project obligations. The term loan bears interest at an annual rate of LIBOR, plus an applicable margin, which is 2.00% per annum through the third anniversary of closing, and 2.125% per annum thereafter through the maturity date in September 2024. As a result of the amendment the Company received $35 million, which was utilized to pay related fees and expenses and along with existing project level cash, provided a distribution to Clearway Energy Operating LLC of $45 million. The obligations under the financing arrangement are supported by the Company’s interests in the projects.
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
    The following table summarizes the swaps, some of which are forward starting as indicated, related to the Company's project level debt as of December 31, 2021:

	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2021 (In millions)	Effective Date	Maturity Date
Avra Valley	88%	2.33%	3-Month LIBOR	$35	November 30, 2012	November 30, 2030
Alta Wind Asset Management	100%	2.47%	3-Month LIBOR	13	May 22, 2013	May 15, 2031
Borrego	100%	0.476%	3-Month LIBOR	10	June 30, 2020	December 31, 2024
Buckthorn Solar	81%	Various	3-Month LIBOR	100	February 28, 2018	December 31, 2041
Carlsbad	100%	Various	3-Month LIBOR	136	Various	September 30, 2027
El Segundo	100%	Various	3-Month LIBOR	193	Various	Various
Kansas South	75%	2.368%	6-Month LIBOR	15	June 28, 2013	December 31, 2030
Kawailoa Solar	94%	Various	3-Month LIBOR	74	November 30, 2019	October 31, 2040
Laredo Ridge	100%	Various	3-Month LIBOR	72	December 17, 2014	December 31, 2028
Marsh Landing	100%	Various	3-Month LIBOR	84	June 28, 2013	June 30, 2023
NIMH Solar LLC	100%	Various	3-Month LIBOR	176	September 30, 2020	Various
Oahu Solar	96%	Various	3-Month LIBOR	83	November 30, 2019	October 31, 2040
Rosie Class B	95%	1.446%	3-Month LIBOR	74	December 31, 2020	Various
South Trent	90%	3.847%	3-Month LIBOR	31	June 14, 2019	June 30, 2028
Tapestry	100%	Various	3-Month LIBOR	85	Various	Various
Viento Funding II	100%	3.03%	6-Month LIBOR	29	Various	Various
Viento Funding II	100%	4.985%	6-Month LIBOR	21	July 11, 2023	June 30, 2028
Walnut Creek Energy	90%	3.543%	3-Month LIBOR	66	June 28, 2013	May 31, 2023
WCEP Holdings	97%	4.003%	3-Month LIBOR	29	June 28, 2013	May 31, 2023
Total				$1,326

Annual Maturities
Annual payments based on the maturities of the Company's debt, for the years ending after December 31, 2021, are as follows:

(In millions)
2022	$772
2023	709
2024	392
2025 (a)	369
2026 (a)	422
Thereafter (a)	5,537
Total	$8,201
(a) Annual payments based on the maturities of Thermal Business long-term debt reclassified to held for sale in the fourth quarter of 2021 are $4 million, $15 million and $404 million due in 2025, 2026 and thereafter, respectively.
Note 11 — Members' Equity
The following table lists the distributions paid on the Company's Class A, Class B, Class C and Class D units during the year ended December 31, 2021:

	Fourth Quarter 2021	Third Quarter 2021	Second Quarter 2021	First Quarter 2021
Distributions per Class A and Class B units	$0.3400	$0.3345	$0.3290	$0.3240
Distributions per Class C and Class D units	0.3400	0.3345	0.3290	0.3240
On February 17, 2022, the Company declared a quarterly distribution on its Class A, Class B, Class C and Class D units of $0.3468 per unit payable on March 15, 2022.

Note 12 — Segment Reporting
    The Company’s segment structure reflects how management currently operates and allocates resources. The Company's businesses are segregated based on conventional power generation, renewable businesses, which consist of solar and wind, and the Thermal Business, which is held for sale as of December 31, 2021. The Corporate segment reflects the Company's corporate costs and includes eliminating entries. The Company's chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA and CAFD, as well as net income (loss).
    The Company generated more than 10% of its revenues from the following customers for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
Customer	Conventional	Renewables	Conventional	Renewables	Conventional	Renewables
SCE	17%	16%	18%	16%	21%	19%
PG&E	10%	13%	10%	8%	12%	10%

	Year ended December 31, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$441	$641	$204	$—	$1,286
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	90	229	134	(2)	451
Depreciation, amortization and accretion	132	354	23	—	509
Impairment losses	—	6	—	—	6
General and administrative	—	—	4	34	38
Transaction and integration costs	—	—	—	7	7
Development costs	—	—	4	2	6
Operating income (loss)	219	52	39	(41)	269
Equity in earnings of unconsolidated affiliates	6	26	—	—	32
Other income, net	—	2	1	—	3
Loss on debt extinguishment	—	(1)	—	(52)	(53)
Interest expense, net	(53)	(142)	(18)	(99)	(312)
Income (loss) before income taxes	172	(63)	22	(192)	(61)
Income tax expense	—	2	—	—	2
Net Income (Loss)	172	(65)	22	(192)	(63)
Net Income (Loss) Attributable to Clearway Energy LLC	$172	$109	$22	$(193)	$110
Balance Sheet
Equity investment in affiliates	$86	$295	$—	$—	$381
Capital expenditures (b)	12	77	29	1	119
Total Assets (c)	$2,442	$9,603	$631	$42	$12,718

(a) Includes eliminations
(b) Includes accruals
(c) Thermal Business assets were reclassified to held for sale during the fourth quarter of 2021.

	Year ended December 31, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$437	$569	$193	$—	$1,199
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	90	147	131	(2)	366
Depreciation amortization and accretion	132	264	32	—	428
Impairment losses	—	24	—	—	24
General and administrative	—	—	3	30	33
Transaction and integration costs	—	—	—	9	9
Development costs	—	—	5	—	5
Operating income (loss)	215	134	22	(37)	334
Equity in earnings (losses) of unconsolidated affiliates	8	(1)	—	—	7
Impairment loss on investment	—	(8)	—	—	(8)
Gain on sale of unconsolidated affiliates	—	—	—	49	49
Other income, net	1	4	—	(1)	4
Loss on debt extinguishment	—	(21)	—	(3)	(24)
Interest expense, net	(84)	(216)	(19)	(95)	(414)
Net Income (Loss)	140	(108)	3	(87)	(52)
Net Income (Loss) Attributable to Clearway Energy LLC	$140	$4	$3	$(86)	$61
Balance Sheet
Equity investments in affiliates	$90	$651	$—	$—	$741
Capital expenditures (b)	12	44	50	—	106
Total Assets	$2,575	$7,157	$627	$129	$10,488

(a) Includes eliminations
(b) Includes accruals

	Year ended December 31, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$346	$485	$201	$—	$1,032
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	60	143	134	—	337
Depreciation amortization and accretion	103	271	27	—	401
Impairment losses	—	14	19	—	33
General and administrative	—	1	3	23	27
Transaction and integration costs	—	—	—	3	3
Development costs	—	—	5	—	5
Operating income (loss)	183	56	13	(26)	226
Equity in earnings of unconsolidated affiliates	9	74	—	—	83
Other income, net	2	6	—	1	9
Loss on debt extinguishment	—	(1)	—	(15)	(16)
Interest expense, net	(59)	(239)	(18)	(87)	(403)
Net Income (Loss)	135	(104)	(5)	(127)	(101)
Net Income (Loss) Attributable to Clearway Energy LLC	$135	$(33)	$(5)	$(127)	$(30)

(a) Includes eliminations

Note 13 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of CEG provide services to the Company and its project entities. Amounts due to CEG subsidiaries are recorded as accounts payable — affiliates and amounts due to the Company from CEG subsidiaries are recorded as accounts receivable — affiliates in the Company's consolidated balance sheet. The disclosures below summarize the Company's material related party transactions with CEG and its subsidiaries that are included in the Company's operating costs.
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $56 million, $37 million and $31 million for the years ended December 31, 2021, 2020 and 2019, respectively. There was a balance of $9 million and $10 million due to RENOM as of December 31, 2021 and 2020, respectively.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Clearway Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $14 million, $10 million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively. There was a balance of $2 million due to CEG as of both December 31, 2021 and 2020.

CEG Master Services Agreements
The Company is a party to Master Services Agreements with CEG, or MSAs, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. The Company incurred net expenses of $4 million, $2 million and $1 million under these agreements for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 14 — Commitments and Contingencies
Gas and Transportation Commitments
The Company has entered into contractual arrangements to procure power, fuel and associated transportation services for the Thermal Business. For the years ended December 31, 2021, 2020 and 2019, the Company purchased $40 million, $32 million, and $38 million, respectively, under such arrangements.
As of December 31, 2021, the Company's future minimum commitments under such outstanding agreements are estimated as follows:

(In millions)
2022	$7
2023	1
2024	—
2025	—
2026	—
Thereafter	—
Total	$8

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
Nebraska Public Power District Litigation
On January 11, 2019, Nebraska Public Power District, or NPPD, sent written notice to certain of the Company's subsidiaries which own the Laredo Ridge and Elkhorn Ridge wind projects alleging an event of default under each of the PPAs between NPPD and the projects. NPPD alleges that the Company moved forward with certain transactions without obtaining the consent of NPPD. NPPD threatened to terminate the applicable PPAs by February 11, 2019 if the alleged default was not cured. The Company filed a motion for a temporary restraining order and preliminary injunction in the U.S. District Court for the District of Nebraska relating to the Laredo Ridge project, and a similar motion in the District Court of Knox County, Nebraska for the Elkhorn Ridge project, to enjoin NPPD from taking any actions related to the PPAs. On February 19, 2019, the U.S. District Court in the Laredo Ridge matter approved a stipulation between the parties to provide for an injunction preventing NPPD from terminating the PPA pending disposition of the litigation. On February 26, 2019, the Knox County District Court approved a similar stipulation relating to the Elkhorn Ridge project. On April 13, 2020, the U.S. District Court granted the wind projects' motion for summary judgment and permanently enjoined NPPD from terminating the PPAs in reliance on the alleged events of default. The U.S. District Court decision was appealed by NPPD on May 11, 2020. On August 24, 2021, the U.S. Court of Appeals for the Eighth Circuit affirmed the U.S. District Court decision granting summary judgment. On October 18, 2021, the Appeals Court denied a petition by NPPD for rehearing and a request that the case be heard by the full Appeals Court. On November 2, 2021, the Knox County District Court issued an order dismissing the case with respect to the Elkhorn Ridge project. Accordingly, the federal case and the state case are now concluded.
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

Lessee
The Company records its operating lease liabilities at the present value of the lease payments over the lease term at lease commencement date. Lease payments include fixed payment amounts as well as variable rate payments based on an index initially measured at lease commencement date. Variable payments, including payments based on future performance and based on index changes, are recorded as the expense is incurred. The Company determines the relevant lease term by evaluating whether renewal and termination options are reasonably certain to be exercised. The Company uses its incremental borrowing rate to calculate the present value of the lease payments, based on information available at the lease commencement date.
The Company’s leases consist of land leases for numerous operating asset locations, real estate leases and equipment leases. The terms and conditions for these leases vary by the type of underlying asset.
Lease expense for the years ended December 31, 2021, 2020 and 2019 was comprised of the following:

(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease cost - Fixed	$27	$19	$13
Operating lease cost - Variable	15	9	8
Total lease cost	$42	$28	$21
Operating lease information as of December 31, 2021 and 2020 was as follows:

(In millions, except term and rate)	December 31, 2021	December 31, 2020
Right-of-use assets - operating leases, net (a) (b)	$550	$337

Short-term lease liability - operating leases (c)	$8	$8
Long-term lease liability - operating leases	561	345
Total lease liabilities (a) (b)	$569	$353

Weighted average remaining lease term (in years)	28	25
Weighted average discount rate	3.5%	4.3%

Cash paid for operating leases	$26	$19

(a) Increases in right-of-use assets and total lease liabilities are primarily due to third-party and drop down asset acquisitions, as further described in Note 3, Acquisitions and Dispositions.
(b) Thermal Business right-of-use assets and lease liabilities were reclassified to held for sale during the fourth quarter of 2021.
(c) Short-term lease liability balances are included within the accrued expenses and other current liabilities line item of the consolidated balance sheets as of December 31, 2021 and 2020.
Minimum future rental payments of operating lease liabilities as of December 31, 2021 are as follows:

(In millions)
2022	$28
2023	28
2024	28
2025	28
2026	29
Thereafter	801
Total lease payments (a)	942
Less imputed interest	(352)
Total lease liability - operating leases	$590
(a) Minimum future rental payments of the Thermal Business operating lease liabilities classified as held for sale are $1 million for each of 2022, 2023, 2024, 2025 and 2026, with $31 million due thereafter.

Oahu Solar Lease Agreements
The Oahu Solar projects are party to various land lease agreements with a wholly-owned subsidiary of CEG. The projects are leasing the land for a period of 35 years, with the ability to renew the lease for two additional five-year periods. The Company has a lease liability of $20 million as of both December 31, 2021 and 2020 and corresponding right-of-use asset of $18 million related to the lease as of both December 31, 2021 and 2020.
Rosamond Lease Agreement
The Rosamond Central project is party to a land lease agreement with a wholly-owned subsidiary of CEG. The project is leasing the land for a period of 35 years, with the ability to renew the lease for two additional five-year periods. The Company has a lease liability of $12 million as of both December 31, 2021 and 2020 and corresponding right-of-use asset of $11 million related to the lease as of both December 31, 2021 and 2020.
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
The following amounts of energy and capacity revenue are related to the Company’s operating leases:

	Conventional Generation	Renewables	Thermal	Total
December 31, 2021	(In millions)
Energy revenue	$9	$716	$2	$727
Capacity revenue	455	—	—	455
Operating revenue	$464	$716	$2	$1,182

	Conventional Generation	Renewables	Thermal	Total
December 31, 2020	(In millions)
Energy revenue	$10	$554	$2	$566
Capacity revenue	451	—	—	451
Operating revenue	$461	$554	$2	$1,017

	Conventional Generation	Renewables	Thermal	Total
December 31, 2019	(In millions)
Energy revenue	$5	$509	$2	$516
Capacity revenue	348	—	—	348
Operating revenue	$353	$509	$2	$864

Minimum future rent payments for the remaining periods related to the Conventional segment operating leases as of December 31, 2021 were as follows:

(In millions)
2022	$453
2023	261
2024	106
2025	107
2026	108
Thereafter	1,390
Total lease payments	$2,425
Property, plant and equipment, net related to the Company’s operating leases were as follows:

(In millions)	December 31, 2021	December 31, 2020
Property, plant and equipment	$8,981	$7,201
Accumulated depreciation	(2,827)	(1,964)
Net property, plant and equipment	$6,154	$5,237

Schedule I
Clearway Energy LLC (Parent)
Condensed Financial Information of Registrant
Condensed Statements of Operations

	Year ended December 31,
(In millions)	2021	2020	2019
Equity in earnings (losses) of consolidated affiliates	$110	$61	$(32)
Other income, net	—	—	2
Total other income, net	—	—	2
Net Income (Loss) Attributable to Clearway Energy LLC	$110	$61	$(30)

See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy LLC (Parent)
Condensed Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$33	$119
Investment in consolidated subsidiaries	1,497	1,545
Total Assets	$1,530	$1,664
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable — affiliates	$5	$24
Total Liabilities	5	24
Commitments and Contingencies
Members' Equity
Contributed capital	1,495	1,723
Retained earnings (Accumulated deficit)	43	(50)
Accumulated other comprehensive loss	(13)	(33)
Total Members' Equity	1,525	1,640
Total Liabilities and Members’ Equity	$1,530	$1,664
See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy LLC (Parent)
Condensed Statements of Cash Flows

	Years ended December 31,
	2021	2020	2019
	(In millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$—	$—	$—
Cash Flows from Investing Activities
Investments in consolidated affiliates	202	306	(211)
Net Cash Provided by (Used in) Investing Activities	202	306	(211)
Cash Flows from Financing Activities
Transfer of funds under intercompany cash management arrangement	(20)	(65)	(5)
Proceeds from issuance of Class C units	—	62	100
Payments of distributions	(268)	(211)	(155)
Net Cash Used in Financing Activities	(288)	(214)	(60)
Net (Decrease) Increase in Cash and Cash Equivalents	(86)	92	(271)
Cash and Cash Equivalents at Beginning of Period	119	27	298
Cash and Cash Equivalents at End of Period	$33	$119	$27
See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy LLC (Parent)
Notes to Condensed Financial Statements
Note 1 — Background and Basis of Presentation
Background
Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, is an energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP through its portfolio company, CEG. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses.
The Company is one of the largest renewable energy owners in the U.S. with over 5,000 net MW of installed wind and solar generation projects. The Company's over 9,000 net MW of assets includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities as well as the Thermal Business. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to increase distributions to its unit holders. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets.
Clearway Energy, Inc., or Clearway, Inc., consolidates the results of Clearway Energy LLC through its controlling interest, with CEG's interest shown as noncontrolling interest in the financial statements. The holders of Clearway, Inc.'s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from Clearway Energy LLC through its ownership of Clearway Energy LLC Class B and Class D units.
As of December 31, 2021, Clearway, Inc. owned 57.65% of the economic interests of the Company, with CEG owning 42.35% of the economic interests of the Company. For further discussion, see Note 11, Members' Equity.
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
Note 4 — Distributions
Cash distributions paid on the Company's Class A, Class B, Class C and Class D units, were $268 million, $211 million, and $155 million for the years ended December 31, 2021, 2020, and 2019, respectively.

EXHIBIT INDEX

Number	Description	Method of Filing
2.1*	Purchase and Sale Agreement, dated as of February 6, 2018, by and between NRG Gas Development Company, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.10 to Clearway Energy, Inc.'s Annual Report on Form 10-K filed on March 1, 2018.
2.2*	Purchase and Sale Agreement, dated as of December 6, 2019, by and between Clearway Energy Operating LLC and GIP III Zephyr Carlsbad Holdings, LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on December 9, 2019.
2.3	Purchase and Sale Agreement, dated as of November 19, 2020, by and between NRG Solar Sunrise LLC and Clearway AC Solar Holdings LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 20, 2020.
3.1	Certificate of Formation of NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 3.01(a) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.2	Certificate of Amendment of Certificate of Formation of NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 3.01(b) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.3	Third Amended and Restated Limited Liability Company Agreement of Clearway Energy Operating LLC.	Incorporated herein by reference to Exhibit 3.3. to the Company's Annual Report on Form 10-K filed on February 28, 2019.
3.4	Certificate of Formation of NRG Yield LLC.	Incorporated herein by reference to Exhibit 3.03(a) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.5	Certificate of Amendment of Certificate of Formation of NRG Yield LLC.	Incorporated herein by reference to Exhibit 3.03(b) to the Company's Registration Statement on Form S-4 filed on April 13, 2015.
3.6	Fourth Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.6 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
4.1	Indenture, dated December 11, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 12, 2019.
4.2	Form of 4.750% Senior Note due 2028.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 12, 2019.
4.3	First Supplemental Indenture, dated as of January 6, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2020.
4.4	Second Supplemental Indenture, dated as of February 26, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 3, 2020.
4.5	Third Supplemental Indenture, dated as of July 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 21, 2020.
4.6	Fourth Supplemental Indenture, dated as of August 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 20, 2020.
4.7	Fifth Supplemental Indenture, dated as of November 18, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 19, 2020.
4.8	Sixth Supplemental Indenture, dated as of December 1, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 4, 2020.
4.9	Seventh Supplemental Indenture, dated as of December 23, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 29, 2020.
4.10	Eighth Supplemental Indenture, dated as of February 3, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on February 5, 2021.
4.11	Indenture, dated March 9, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2021.
4.12	Form of 3.750% Senior Notes due 2031.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 9, 2021.

4.13	Ninth Supplemental Indenture, dated as of May 14, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 19, 2021.
4.14	First Supplemental Indenture, dated as of May 14, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 19, 2021.
4.15	Indenture, dated October 1, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 1, 2021.
4.16	Form of 3.750% Senior Notes due 2032.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 1, 2021.
4.17	Tenth Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 8, 2021.
4.18	Second Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 8, 2021.
4.19	First Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 8, 2021.
10.1	Third Amended and Restated Right of First Offer Agreement, dated as of August 31, 2018, by and between NRG Yield, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.5 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.2.1	Right of First Offer Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., Zephyr Renewables LLC and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 10.3 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.2.2	First Amendment to Right of First Offer Agreement, dated February 14, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on February 14, 2019.
10.2.3	Second Amendment to Right of First Offer Agreement, dated August 1, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019.
10.2.4	Third Amendment to Right of First Offer Agreement, dated as of December 6, 2019, by and between Clearway Energy Group LLC, Clearway Energy, Inc. and GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2019.
10.3	Master Services Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.4	Master Services Agreement, dated as of August 31, 2018, by and among Zephyr Renewables LLC, NRG Yield, Inc., NRG Yield LLC, and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 10.2 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
10.5	Termination Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.9 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on September 5, 2018.
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

Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2019.
10.6.7
Sixth Amendment to Amended and Restated Credit Agreement, effective as of November 30, 2021, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 1, 2021.
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
Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Quarterly Report on Form 10-Q, filed on August 9, 2016.
10.13	Assignment and Assumption Agreement, effective as of February 26, 2019, among Clearway Energy Operating LLC and GIP III Zephyr Carlsbad Holdings, LLC.	Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
10.14
Amended and Restated Exchange Agreement, dated as of May 14, 2015, by and among NRG Energy, Inc., NRG Yield, Inc., and NRG Yield LLC and, pursuant to a joinder thereto, dated as of August 31, 2018, Zephyr Renewables LLC.
Incorporated herein by reference to Exhibit 10.1 to Clearway Energy, Inc.'s Current Report on Form 8-K filed on May 15, 2015.
10.15†	Clearway Energy, Inc. Involuntary Severance Plan.	Incorporated herein by reference to Exhibit 10.26 to the Clearway Energy, Inc. Annual Report on Form 10-K filed on March 2, 2020.
10.16†	Clearway Energy, Inc. Executive Change-in-Control and General Severance Plan.	Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed on March 1, 2021.
10.17†	Clearway Energy, Inc. Key Management Change-in-Control and General Severance Plan.	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K, filed on March 1, 2021.
10.18*^	Purchase and Sale Agreement, dated as of April 17, 2020, by and between Clearway Energy Operating LLC and Clearway Renew LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2020.
10.19*^	Membership Interest Purchase Agreement, dated as of April 17, 2020, by and between Clearway Energy Operating LLC and SP Wind Holdings, LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 20, 2020.
10.20*^	Membership Interest Purchase Agreement, dated as of April 17, 2020, by and between CWSP Wildorado Elbow Holding LLC and Wind TE Holdco LLC.	Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 20, 2020.
10.21	Fourth Amendment to Right of First Offer Agreement, dated as of November 2, 2020, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2020.

10.22†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Renew Development HoldCo LLC and Rosamond Solar Investment LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2020.
10.23†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Clearway Renew LLC and Lighthouse Renewable Class A LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 22, 2020.
10.24†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Clearway Renew LLC and Lighthouse Renewable Class A LLC.	Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 22, 2020.
10.25*^	Second Amended and Restated Limited Liability Company Agreement of Pinnacle Repowering Partnership LLC, dated as of February 26, 2021.	Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K, filed on March 1, 2021.
10.26	Fifth Amendment to Right of First Offer Agreement, dated as of August 2, 2021, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on August 3, 2021.
10.27	Purchase and Sale Agreement, dated as of August 20, 2021, by and between Dominion Solar Projects III, Inc. and Utah Solar Holdings II LLC.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 23, 2021.
10.28	Amended and Restated Employment Agreement, dated September 23, 2021, by and between Clearway Energy, Inc. and Christopher Sotos.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 23, 2021.
10.29	Membership Interest Purchase Agreement, dated as of October 22, 2021, by and between Clearway Energy Operating LLC and KKR Thor Bidco, LLC.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 26, 2021.
10.30
Senior Secured Bridge Credit Agreement, dated as of November 30, 2021, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto.
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on December 1, 2021.
10.31*^	First Amendment to Membership Interest Purchase Agreement, dated as of December 17, 2021, by and among Lighthouse Renewable Class A LLC, Clearway Renew LLC and Clearway Energy Operating LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 18, 2022.
10.32*^	First Amendment to Membership Interest Purchase Agreement, dated as of December 29, 2021, by and among Lighthouse Renewable Class A LLC and Clearway Renew LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 18, 2022.
16.1	Letter from KPMG LLP, dated March 15, 2021.	Incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 15, 2021.
21.1	Subsidiaries of Clearway Energy LLC.	Filed herewith.
24.1	Power of Attorney.	Included on the signature page of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document)

†	Indicates exhibits that constitute compensatory plans or arrangements.
*	This filing excludes schedules pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request by the Commission.
^	Information in this exhibit identified by the mark “[***]” is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Registrant if disclosed.

Item 16 — Form 10-K Summary
None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY LLC (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2022

POWER OF ATTORNEY

    Each person whose signature appears below constitutes and appoints Christopher S. Sotos, Kevin P. Malcarney and Amelia McKeithen, each or any of them, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title
	/s/ CHRISTOPHER S. SOTOS	President and Chief Executive Officer
	Christopher S. Sotos	of Clearway Energy LLC (Principal Executive Officer)
Date:	February 25, 2022

	/s/ CHAD PLOTKIN	Executive Vice President and Chief Financial Officer
	Chad Plotkin	of Clearway Energy LLC (Principal Financial Officer)
Date:	February 25, 2022

	/s/ SARAH RUBENSTEIN	Senior Vice President and Chief Accounting Officer
	Sarah Rubenstein	of Clearway Energy LLC (Principal Accounting Officer)
Date:	February 25, 2022

CLEARWAY ENERGY, INC.		Sole Managing Member

	/s/ CHRISTOPHER S. SOTOS	President and Chief Executive Officer
	Christopher S. Sotos	of Clearway Energy, Inc.
Date:	February 25, 2022

Signature	Title	Date

/s/ NATHANIEL ANSCHUETZ	Director of Clearway Energy, Inc.	February 25, 2022
Nathaniel Anschuetz	Sole Managing Member of Clearway Energy LLC

/s/ JONATHAN BRAM	Director of Clearway Energy, Inc.	February 25, 2022
Jonathan Bram	Sole Managing Member of Clearway Energy LLC

/s/ BRIAN FORD	Director of Clearway Energy, Inc.	February 25, 2022
Brian Ford	Sole Managing Member of Clearway Energy LLC

/s/ BRUCE MACLENNAN	Director of Clearway Energy, Inc.	February 25, 2022
Bruce MacLennan	Sole Managing Member of Clearway Energy LLC

/s/ FERRELL MCCLEAN	Director of Clearway Energy, Inc.	February 25, 2022
Ferrell McClean	Sole Managing Member of Clearway Energy LLC

/s/ DANIEL B. MORE	Director of Clearway Energy, Inc.	February 25, 2022
Daniel B. More	Sole Managing Member of Clearway Energy LLC

/s/ E. STANLEY O'NEAL	Director of Clearway Energy, Inc.	February 25, 2022
E. Stanley O'Neal	Sole Managing Member of Clearway Energy LLC

/s/ CHRISTOPHER S. SOTOS	Director of Clearway Energy, Inc.	February 25, 2022
Christopher S. Sotos	Sole Managing Member of Clearway Energy LLC

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