Form 10-Q
period 2022-03-31
Clearway Energy LLC
filed 2022-05-05
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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
Yes ☐       No ☒
As of April 29, 2022, there were 34,599,645 Class A units outstanding, 42,738,750 Class B units outstanding, 81,766,240 Class C units outstanding, and 42,586,750 Class D units outstanding. There is no public market for the registrant's outstanding units.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as well as the following:
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Senior Notes	$600 million aggregate principal amount of 5.750% unsecured senior notes due 2025, issued by Clearway Energy Operating LLC, which were repurchased and redeemed in March 2021
2028 Senior Notes	$850 million aggregate principal amount of 4.750% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.750% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.750% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
ATM Programs	At-The-Market Equity Offering Programs
Bridge Loan Agreement	Senior secured bridge credit agreement entered into by Clearway Energy Operating LLC that provided a term loan facility in an aggregate principal amount of $335 million and was repaid on May 3, 2022
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of March 31, 2022 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments, and adjusted for development expenses

CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Master Services Agreements entered into as of August 31, 2018 between the Company, Clearway Energy, Inc., Clearway Energy Operating LLC and CEG
Clearway Energy Group LLC	The holder of all of Clearway Energy, Inc.’s Class B and Class D common shares, the Company’s Class B and Class D units and, from time to time, possibly shares of Clearway Energy, Inc.’s Class A and/or Class C common stock
Clearway Energy Operating LLC	The holder of the project assets that are owned by the Company
Company	Clearway Energy LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
Distributed Solar	Solar power projects, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIP	Global Infrastructure Partners
HLBV	Hypothetical Liquidation at Book Value
KKR	KKR Thor Bidco, LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LIBOR	London Inter-Bank Offered Rate
Mesquite Star	Mesquite Star Special LLC
MMBtu	Million British Thermal Units

Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NPNS	Normal Purchases and Normal Sales
OCL	Other comprehensive loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PPA	Power Purchase Agreement
RENOM	Clearway Renewable Operation & Maintenance LLC
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
Tax Act	Tax Cuts and Jobs Act of 2017
Thermal Business	The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
Thermal Disposition	On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR
U.S.	United States of America
Utah Solar Portfolio	Seven utility-scale solar farms located in Utah, representing 530 MW of capacity
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions)	2022	2021
Operating Revenues
Total operating revenues	$214	$237
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	128	110
Depreciation, amortization and accretion	124	128
General and administrative	12	10
Transaction and integration costs	2	2
Development costs	1	1
Total operating costs and expenses	267	251
Operating Loss	(53)	(14)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	4	4
Other income, net	—	1
Loss on debt extinguishment	(2)	(42)
Interest expense	(47)	(45)
Total other expense, net	(45)	(82)
Net Loss	(98)	(96)
Less: Loss attributable to noncontrolling interests and redeemable interests	(40)	(67)
Net Loss Attributable to Clearway Energy LLC	$(58)	$(29)
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
(In millions)	2022	2021
Net Loss	$(98)	$(96)
Other Comprehensive Income
Unrealized gain on derivatives	16	13
Other comprehensive income	16	13
Comprehensive Loss	(82)	(83)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable interests	(37)	(64)
Comprehensive Loss Attributable to Clearway Energy LLC	$(45)	$(19)
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$140	$179
Restricted cash	326	475
Accounts receivable — trade	153	144
Inventory	38	37
Derivative instruments	2	—
Current assets held-for-sale	653	631
Prepayments and other current assets	61	65
Total current assets	1,373	1,531
Property, plant and equipment, net	7,661	7,650
Other Assets
Equity investments in affiliates	374	381
Intangible assets for power purchase agreements, net	2,379	2,419
Other intangible assets, net	78	80
Derivative instruments	16	6
Right-of-use assets, net	528	550
Other non-current assets	119	101
Total other assets	3,494	3,537
Total Assets	$12,528	$12,718
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current portion of long-term debt — external	$770	$772
Current portion of long-term debt — affiliate	1	1
Accounts payable — trade	76	74
Accounts payable — affiliates	16	110
Derivative instruments	71	46
Accrued interest expense	40	54
Current liabilities held-for-sale	500	494
Accrued expenses and other current liabilities	55	84
Total current liabilities	1,529	1,635
Other Liabilities
Long-term debt — external	6,979	6,939
Deferred income taxes	2	2
Derivative instruments	252	196
Long-term lease liabilities	541	561
Other non-current liabilities	174	168
Total other liabilities	7,948	7,866
Total Liabilities	9,477	9,501
Commitments and Contingencies
Members’ Equity
Contributed capital	1,401	1,495
(Accumulated deficit) retained earnings	(40)	43
Accumulated other comprehensive loss	—	(13)
Noncontrolling interest	1,690	1,692
Total Members’ Equity	3,051	3,217
Total Liabilities and Members’ Equity	$12,528	$12,718
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In millions)	2022	2021
Cash Flows from Operating Activities
Net Loss	$(98)	$(96)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(4)	(4)
Distributions from unconsolidated affiliates	11	13
Depreciation, amortization and accretion	124	128
Amortization of financing costs and debt discounts	4	4
Amortization of intangibles	42	32
Loss on debt extinguishment	2	42
Reduction in carrying amount of right-of-use assets	4	2
Changes in derivative instruments	82	(27)
Cash used in changes in other working capital
Changes in prepaid and accrued liabilities for tolling agreements	(44)	(44)
Changes in other working capital	(30)	(3)
Net Cash Provided by Operating Activities	93	47
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	(111)
Acquisition of Drop Down Assets	(51)	(132)
Capital expenditures	(47)	(58)
Asset purchase from affiliate	—	(21)
Return of investment from unconsolidated affiliates	3	8
Other	3	—
Net Cash Used in Investing Activities	(92)	(314)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	26	126
(Distributions) contributions from CEG	(3)	103
Payments of distributions	(70)	(66)
Distributions to CEG of escrowed amounts	(64)	—
Proceeds from the revolving credit facility	80	195
Payments for the revolving credit facility	(20)	(170)
Proceeds from the issuance of long-term debt — external	194	1,004
Payments of debt issuance costs	(4)	(15)
Payments for long-term debt — external	(317)	(957)
Other	(6)	13
Net Cash (Used in) Provided by Financing Activities	(184)	233
Reclassification of Cash to Assets Held-for-Sale	(5)	—
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(188)	(34)
Cash, Cash Equivalents and Restricted Cash at beginning of period	654	465
Cash, Cash Equivalents and Restricted Cash at end of period	$466	$431
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
For the Three Months Ended March 31, 2022
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members’ Equity
Balances at December 31, 2021	$1,495	$43	$(13)	$1,692	$3,217
Net loss	—	(58)	—	(42)	(100)
Unrealized gain on derivatives	—	—	13	3	16
Distributions to CEG, net of contributions, cash	(3)	—	—	—	(3)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	28	28
Mesquite Sky Drop Down	(7)	—	—	(1)	(8)
Black Rock Drop Down	2	—	—	(1)	1
Mililani Drop Down	(41)	—	—	11	(30)
Distributions paid to Clearway Energy, Inc.	(40)	—	—	—	(40)
Distributions paid to CEG Class B and Class D unit holders	(5)	(25)	—	—	(30)
Balances at March 31, 2022	$1,401	$(40)	$—	$1,690	$3,051

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
For the Three Months Ended March 31, 2021
(Unaudited)

(In millions)	Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members’ Equity
Balances at December 31, 2020	$1,723	$(50)	$(33)	$972	$2,612
Net loss	—	(29)	—	(68)	(97)
Unrealized gain on derivatives	—	—	10	3	13
(Distributions) contributions from CEG, non-cash	(2)	—	—	29	27
Contributions from CEG, cash	103	—	—	—	103
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	126	126
Aqua Caliente acquisition	—	—	—	273	273
Rattlesnake Drop Down	(118)	—	—	—	(118)
Distributions paid to Clearway Energy, Inc.	(38)	—	—	—	(38)
Distributions paid to CEG Class B and Class D unit holders	(28)	—	—	—	(28)
Balances at March 31, 2021	$1,640	$(79)	$(23)	$1,335	$2,873

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
The Company is one of the largest renewable energy owners in the U.S. with over 5,000 net MW of installed wind and solar generation projects. The Company's over 7,500 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to increase distributions to its unit holders. Substantially all of the Company’s generation assets are under long-term contractual arrangements for the output or capacity from these assets.
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR. For further details of the Thermal Disposition, refer to Note 3, Acquisitions and Dispositions.
Clearway Energy, Inc. consolidates the results of the Company through its controlling interest, with CEG’s interest shown as contributed capital in the Company’s consolidated financial statements. The holders of Clearway Energy, Inc.’s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from the Company through its ownership of the Company's Class B and Class D units.
Clearway Energy, Inc. owned 57.68% of the economic interests of the Company, with CEG owning 42.32% of the economic interests of the Company as of March 31, 2022.

The following table represents the structure of the Company as of March 31, 2022:

GIP III Zephyr Acquisition Partners, L.P.
Clearway Energy Group LLC
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 54.93% Voting Interest
Class B Units and Class D Units Aggregate 42.32% Economic Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock Aggregate 45.07% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 57.68% Economic Interest
Clearway Energy LLC
Clearway Energy Operating LLC
Project companies

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements included in the Company’s 2021 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated financial position as of March 31, 2022, and results of operations, comprehensive loss and cash flows for the three months ended March 31, 2022 and 2021.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $95 million and $146 million as of March 31, 2022 and December 31, 2021, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$140	$179
Restricted cash	326	475
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$466	$654
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s projects that are restricted in their use. As of March 31, 2022, these restricted funds were comprised of $135 million designated to fund operating expenses, $38 million designated for current debt service payments and $135 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $18 million is held in distributions reserve accounts.
In 2020, the members of the partnerships holding the Oahu Solar and Kawailoa Solar projects submitted applications to the state of Hawaii for refundable tax credits based on the cost of construction of the projects. In 2021, the members of the partnerships contributed their respective portions of the tax credits in the amount of $49 million to the Oahu Solar and Kawailoa project companies, which was recorded to restricted cash on the Company’s consolidated balance sheet with an offsetting adjustment to noncontrolling interests. In accordance with the projects’ related agreements, the cash is held in a restricted account and utilized to offset invoiced amounts under the projects’ PPAs. As of March 31, 2022, $23 million of the $49 million has been utilized to offset invoiced amounts under the projects’ PPAs.
Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$2,623	$2,501
Intangible Assets Accumulated Amortization	646	605
Distributions
The following table lists distributions paid on the Company's Class A, B, C and D units during the three months ended March 31, 2022:

First Quarter 2022
Distributions per Class A, B, C and D unit	$0.3468
On May 4, 2022, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.3536 per unit payable on June 15, 2022 to unit holders of record as of June 1, 2022.

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
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR. For further details of the Thermal Disposition, refer to Note 3, Acquisitions and Dispositions.
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

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category for the three months ended March 31, 2022 and 2021, respectively:

	Three months ended March 31, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$—	$195	$37	$232
Capacity revenue (a)	114	—	14	128
Contract amortization	(6)	(36)	—	(42)
Other revenue	—	14	8	22
Mark-to-market for economic hedges	—	(126)	—	(126)
Total operating revenues	108	47	59	214
Less: Mark-to-market for economic hedges	—	126	—	126
Less: Lease revenue	(114)	(162)	(1)	(277)
Less: Contract amortization	6	36	—	42
Total revenue from contracts with customers	$—	$47	$58	$105
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$—	$162	$1	$163
Capacity revenue	114	—	—	114
Total	$114	$162	$1	$277

	Three months ended March 31, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$1	$126	$29	$156
Capacity revenue (a)	107	—	13	120
Contract amortization	(6)	(25)	(1)	(32)
Other revenue	—	9	8	17
Mark-to-market for economic hedges	—	(24)	—	(24)
Total operating revenues	102	86	49	237
Less: Mark-to-market for economic hedges	—	24	—	24
Less: Lease revenue	(108)	(145)	(1)	(254)
Less: Contract amortization	6	25	1	32
Total revenue from contracts with customers	$—	$(10)	$49	$39
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$1	$145	$1	$147
Capacity revenue	107	—	—	107
Total	$108	$145	$1	$254
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

Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(In millions)
Accounts receivable, net - Contracts with customers	$32	$44
Accounts receivable, net - Leases	121	100
Total accounts receivable, net	$153	$144
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide for optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, which affects certain of the Company’s debt and interest rate swap agreements. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. As of March 31, 2022, the Company has applied the amendments to all of its eligible contract modifications, where applicable, during the reference rate reform period. Additionally, the Company has not elected any optional expedients provided in the standard.
Note 3 — Acquisitions and Dispositions
Mililani I Drop Down — On March 25, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Mililani BL Borrower Holdco LLC, the indirect owner of the Mililani I solar project, a 39 MW solar project with 156 MWh of storage capacity that is currently under construction, located in Oahu, Hawaii, from Clearway Renew LLC, a subsidiary of CEG, for cash consideration of $22 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration of $14 million utilized to acquire their portion of the acquired entity. Mililani BL Borrower Holdco LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Mililani TE Holdco LLC, which directly holds the Mililani I solar project, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Mililani I has a 20-year power purchase agreement with an investment-grade utility that commences when the project achieves commercial operations. The Mililani I operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Mililani I on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control by GIP and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the cash paid of $22 million and the historical cost of the Company’s net liabilities assumed of $8 million was recorded as an adjustment to CEG’s contributed capital balance. In addition, the Company reflected $15 million of the Company’s purchase price, which was contributed back by CEG to pay down the acquired long-term debt, as distributions to CEG, net of contributions, in the consolidated statement of members’ equity.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of March 25, 2022:

(In millions)	Mililani I
Other current and non-current assets	$2
Property, plant and equipment	118
Right-of-use-assets	19
Total assets acquired	139

Long-term debt (a)	100
Long-term lease liabilities	20
Other current and non-current liabilities	27
Total liabilities assumed	147
Net liabilities assumed	$(8)
(a) Includes a $16 million construction loan, $27 million sponsor equity bridge loan and $60 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. The sponsor equity bridge loan was repaid at acquisition date utilizing $14 million from the cash equity investor, as well as $15 million of the Company's purchase price, which was contributed back to the Company by CEG, of which $27 million was utilized to pay down the acquired long-term debt and $2 million was utilized to pay associated fees. Also at acquisition date, the tax equity investor contributed $18 million into escrow, which is included in restricted cash on the Company's consolidated balance sheet at March 31, 2022. The tax equity investor will contribute an additional $42 million when the project reaches substantial completion, which will be utilized, along with the $18 million in escrow, to repay the $60 million tax equity bridge loan. The project is expected to achieve commercial operations in the second half of 2022.
Thermal Disposition — On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR for net proceeds of approximately $1.46 billion, inclusive of working capital, which excludes approximately $20 million in transaction expenses that were incurred in connection with the disposition. The Company estimates that the Thermal Disposition will result in a gain of approximately $1.31 billion. Effective with the approval by the Board of Directors and signing of the agreement to sell the Thermal Business on October 22, 2021, the Company concluded that all entities that are included within the Thermal Business will be treated as held for sale on a prospective basis, thus the assets and liabilities were reported as separate held for sale line items on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021. As of March 31, 2022, property, plant and equipment represented 76% and intangible assets represented 9% of assets classified as held for sale while long-term debt represented 83% of liabilities classified as held for sale. As of December 31, 2021, property, plant and equipment represented 78% and intangible assets represented 9% of assets classified as held for sale while long-term debt represented 85% of liabilities classified as held for sale. The Company’s Thermal segment is comprised solely of the Thermal Business's results of operations.
Note 4 — Investments Accounted for by the Equity Method and Variable Interest Entities
Entities that are Consolidated
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidations, or ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind and solar facilities, as further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company's 2021 Form 10-K.

Summarized financial information for the Company's consolidated VIEs consisted of the following as of March 31, 2022:

(In millions)	Alta TE Holdco	Buckthorn Renewables, LLC	DGPV Funds(a)	Kawailoa Partnership	Langford TE Partnership LLC	Lighthouse Renewable Holdco LLC (b)	Lighthouse Renewable Holdco 2 LLC(c)
Other current and non-current assets	$53	$4	$84	$39	$15	$112	$67
Property, plant and equipment	325	200	592	133	131	726	374
Intangible assets	209	—	15	—	2	—	—
Total assets	587	204	691	172	148	838	441
Current and non-current liabilities	38	10	75	96	47	302	132
Total liabilities	38	10	75	96	47	302	132
Noncontrolling interest	18	40	5	50	63	432	236
Net assets less noncontrolling interests	$531	$154	$611	$26	$38	$104	$73
(a) DGPV Funds is comprised of DGPV Fund 2 LLC, Clearway & EFS Distributed Solar LLC, DGPV Fund 4 LLC, Golden Puma Fund LLC, Renew Solar CS4 Fund LLC and Chestnut Fund LLC.
(b ) Lighthouse Renewable Holdco LLC consolidates Mesquite Star Tax Equity Holdco LLC, Black Rock TE Holdco LLC and Mililani TE Holdco LLC, which are also consolidated VIEs.
(c) Lighthouse Renewable Holdco 2 LLC consolidates Mesquite Sky TE Holdco LLC, which is also a consolidated VIE.

(In millions)	Oahu Solar Partnership	Pinnacle Repowering Partnership LLC	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	Wildorado TE Holdco	Other (a)
Other current and non-current assets	$46	$11	$15	$26	$18	$17
Property, plant and equipment	170	106	191	248	221	165
Intangible assets	—	18	—	—	—	1
Total assets	216	135	206	274	239	183
Current and non-current liabilities	107	4	16	98	18	57
Total liabilities	107	4	16	98	18	57
Noncontrolling interest	32	81	97	138	121	82
Net assets less noncontrolling interests	$77	$50	$93	$38	$100	$44
(a) Other is comprised of Crosswind Transmission, LLC, Hardin Hilltop Wind LLC, Elbow Creek TE Holdco and Spring Canyon TE Holdco projects.
The discussion below describes material changes to VIEs during the three months ended March 31, 2022.
Lighthouse Renewable Holdco LLC — As described in Note 3, Acquisitions and Dispositions, on March 25, 2022, Lighthouse Renewable Holdco LLC acquired the Class B interests in a partnership, Mililani BL Borrower Holdco LLC, which consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Mililani TE Holdco LLC, that holds the Mililani I solar project. The tax equity investor’s interest is shown as noncontrolling interest and the HLBV method is utilized to allocate the income or losses of Mililani TE Holdco LLC. The third-party investor in Lighthouse Renewable Holdco LLC also acquired and contributed an interest in Mililani BL Borrower Holdco LLC to Lighthouse Renewable Holdco LLC. The Company recorded the related noncontrolling interest at historical carrying amount, with the offset to contributed capital.

Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, but for which it is not considered the primary beneficiary. The Company accounts for its interests in these entities and entities in which it has a significant investment under the equity method of accounting, as further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company's 2021 Form 10-K.
The Company’s maximum exposure to loss as of March 31, 2022 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Avenal	50%	$3
Desert Sunlight	25%	237
Elkhorn Ridge	67%	28
GenConn (a)	50%	84
San Juan Mesa	75%	22
		$374
(a) GenConn is a variable interest entity.

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
For cash and cash equivalents, restricted cash, accounts receivable — trade, accounts payable — trade, accounts payable — affiliates and accrued expenses and other current liabilities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The carrying amounts and estimated fair values of the Company’s recorded financial instruments not carried at fair market value or that do not approximate fair value are as follows:

	As of March 31, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Long-term debt, including current portion — affiliate	$1	$1	$1	$1
Long-term debt, including current portion — external (a)	7,822	7,644	7,782	7,997

(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.

The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022		As of December 31, 2021
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$2,042	$5,603	$2,160	$5,838
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2022		As of December 31, 2021
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2	Level 3	Level 2	Level 3
Derivative assets:
Interest rate contracts	$18	$—	$6	$—
Other financial instruments (b)	—	24	—	25
Total assets	$18	$24	$6	$25
Derivative liabilities:
Commodity contracts	$—	$304	$—	$179
Interest rate contracts	19	—	63	—
Total liabilities	$19	$304	$63	$179
(a) There were no derivative assets classified as Level 1 or Level 3 and no liabilities classified as Level 1 as of March 31, 2022 and December 31, 2021.
(b) SREC contract.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended March 31,
	2022	2021
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(154)	$(15)
Total losses for the period included in earnings	(111)	(24)
Additions due to loss of NPNS exception	(21)	—
Settlements	6	—
Ending balance	$(280)	$(39)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of March 31, 2022	$(111)

Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of March 31, 2022, contracts valued with prices provided by models and other valuation techniques make up 94% of derivative liabilities and 100% of other financial instruments.
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
The following table quantifies the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of March 31, 2022:

	March 31, 2022
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Commodity Contracts	$—	$304	Discounted Cash Flow	Forward Market Price (per MWh)	$17.33	$95.02	$34.22
Other Financial Instruments	24	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	80,872 MWh	129,913 MWh	124,783 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of March 31, 2022:

Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of March 31, 2022, the non-performance reserve was a $32 million gain recorded primarily to total operating revenues in the consolidated statement of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.

Concentration of Credit Risk
In addition to the credit risk discussion as disclosed under Item 15 — Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s 2021 Form 10-K, the following item is a discussion of the concentration of credit risk for the Company's financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) monitoring of counterparties' credit limits on as needed basis; (iii) as applicable, the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. A significant portion of these commodity contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations or adverse financial conditions, which the Company is unable to predict. Certain subsidiaries of the Company sell the output of their facilities to PG&E, a significant counterparty of the Company, under long-term PPAs, and PG&E’s credit rating is below investment-grade.
Note 6 — Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company's 2021 Form 10-K.
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of March 31, 2022, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodities
As of March 31, 2022, the Company had energy-related derivative instruments extending through 2033. At March 31, 2022, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of March 31, 2022 and December 31, 2021:

		Total Volume
		March 31, 2022	December 31, 2021
Commodity	Units	(In millions)
Natural Gas	MMBtu	1	2
Power	MWh	(19)	(17)
Interest	Dollars	$1,223	$1,326

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$1	$5
Interest rate contracts long-term	6	2	—	3
Total Derivatives Designated as Cash Flow Hedges	$6	$2	$1	$8
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$2	$—	$8	$17
Interest rate contracts long-term	10	4	10	38
Commodity contracts current	—	—	62	24
Commodity contracts long-term	—	—	242	155
Total Derivatives Not Designated as Cash Flow Hedges	$12	$4	$322	$234
Total Derivatives	$18	$6	$323	$242
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of March 31, 2022 and December 31, 2021, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of March 31, 2022	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(304)	$—	$(304)
Total commodity contracts	$(304)	$—	$(304)
Interest rate contracts
Derivative assets	$18	$(3)	$15
Derivative liabilities	(19)	3	(16)
Total interest rate contracts	$(1)	$—	$(1)
Total derivative instruments	$(305)	$—	$(305)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2021	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(179)	$—	$(179)
Total commodity contracts	$(179)	$—	$(179)
Interest rate contracts:
Derivative assets	$6	$(5)	$1
Derivative liabilities	(63)	5	(58)
Total interest rate contracts	$(57)	$—	$(57)
Total derivative instruments	$(236)	$—	$(236)

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three months ended March 31,
	2022	2021
	(In millions)
Accumulated OCL beginning balance	$(13)	$(35)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	3	3
Mark-to-market of cash flow hedge accounting contracts	13	10
Accumulated OCL ending balance	3	(22)
Accumulated OCL attributable to noncontrolling interests	3	1
Accumulated OCL attributable to Clearway Energy LLC	$—	$(23)
Losses expected to be realized from OCL during the next 12 months	$(4)
Amounts reclassified from accumulated OCL into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Operations
Mark-to-market gains and losses related to the Company’s derivatives are recorded in the consolidated statements of operations as follows:

	Three months ended March 31,
	2022	2021
	(In millions)
Interest Rate Contracts (Interest expense)	$41	$47
Commodity Contracts (Mark-to-market for economic hedging activities)(a)	(125)	(22)
(a) Relates to long-term commodity contracts at Elbow Creek Wind Project LLC, or Elbow Creek, Mesquite Star, Mt. Storm, Langford and Mesquite Sky and gains or losses are recognized in operating revenues. During the three months ended March 31, 2022, the commodity contract for Langford, which previously met the NPNS exception, no longer qualified for NPNS treatment and, accordingly, is accounted for as a derivative and marked to market value through operating revenues.
A portion of the Company’s derivative commodity contracts relate to its Thermal Business for the purchase of fuel/electricity commodities based on the forecasted usage of the thermal district energy centers. Realized gains and losses on these contracts are reflected in the fuel costs that are permitted to be billed to customers through the related customer contracts or tariffs and, accordingly, no gains or losses are reflected in the consolidated statements of operations for these contracts.
See Note 5, Fair Value of Financial Instruments, for a discussion regarding concentration of credit risk.

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2021 Form 10-K. The Company’s borrowings, including short-term and long-term portions consisted of the following:

(In millions, except rates)	March 31, 2022	December 31, 2021	March 31, 2022 interest rate % (a)	Letters of Credit Outstanding at March 31, 2022
Intercompany Note with Clearway Energy, Inc.	$1	$1	0.970
2028 Senior Notes	850	850	4.750
2031 Senior Notes	925	925	3.750
2032 Senior Notes	350	350	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (b)	305	245	L+1.750	82
Bridge Loan, due 2022 (c)	335	335	S+1.000	—
Project-level debt:
Agua Caliente Solar LLC, due 2037	680	684	2.395 - 3.633	45
Alta Wind Asset Management LLC, due 2031	13	13	L+2.625	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	756	756	5.696 - 7.015	35
Alta Wind Realty Investments LLC, due 2031	23	24	7.000	—
Borrego, due 2024 and 2038	54	54	Various	—
Buckthorn Solar, due 2025	122	123	L+1.750	22
Carlsbad Energy Holdings LLC, due 2027	136	136	L+1.750	77
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, due 2038	205	205	4.210	6
CVSR, due 2037	638	652	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	160	169	4.680	13
DG-CS Master Borrower LLC, due 2040	434	441	3.510	30
El Segundo Energy Center, due 2023	154	193	L+1.875 - L+2.500	138
Kawailoa Solar Portfolio LLC, due 2026	78	78	L+1.375	14
Laredo Ridge, due 2028 (d)	—	72	L+2.125	—
Marsh Landing, due 2023	72	84	L+2.375	62
Mililani I, due 2022 and 2024	79	—	L+1.000 - L+1.250	3
NIMH Solar, due 2024	175	176	L+2.000	11
Oahu Solar Holdings LLC, due 2026	86	86	L+1.375	10
Rosie Class B LLC, due 2027	78	78	L+1.750	17
Tapestry Wind LLC, due 2031(d)	—	85	L+1.375	—
Utah Solar Holdings, due 2036	273	273	3.590	10
Viento Funding II, LLC, due 2023 and 2029 (d)	190	29	S+1.475	34
Walnut Creek, due 2023	62	74	L+1.750	126
WCEP Holdings, LLC, due 2023	29	30	L+3.000	—
Other	149	151	Various	191
Subtotal project-level debt:	5,053	5,073
Total debt	7,819	7,779
Less current maturities	(771)	(773)
Less net debt issuance costs	(73)	(71)
Add premiums (e)	4	4
Total long-term debt	$6,979	$6,939
(a) As of March 31, 2022, L+ equals 3 month LIBOR plus x%, except Clearway Energy Operating LLC Revolving Credit Facility, due 2023, Marsh Landing, due 2023, Mililani I, due 2022 and 2024, and Walnut Creek, due 2023, where L+ equals 1 month LIBOR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) S+ equals SOFR, plus x%.
(d) Laredo Ridge, due 2028; Tapestry Wind, LLC, due 2031; and Viento Funding II, LLC, due 2023 project-level debt was repaid on March 16, 2022 totaling $186 million and was replaced with $190 million in new project-level debt under Viento Funding II, LLC that was obtained on March 16, 2022 and is due in 2029, as discussed further below.
(e) Premiums relate to the 2028 Senior Notes.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of March 31, 2022, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the three months ended March 31, 2022.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of March 31, 2022, the Company had $305 million in outstanding borrowings under the revolving credit facility and $82 million in letters of credit outstanding. During the three months ended March 31, 2022, the Company borrowed $80 million under the revolving credit facility, and subsequently repaid $20 million. On May 3, 2022, the Company repaid the $305 million in outstanding borrowings under the revolving credit facility utilizing the proceeds received from the Thermal Disposition, as further described in Note 3, Acquisitions and Dispositions.
Bridge Loan Agreement
As of March 31, 2022, the Company had $335 million in outstanding borrowings under the Bridge Loan Agreement. On May 3, 2022, the Company repaid the $335 million in outstanding borrowings under the Bridge Loan Agreement utilizing proceeds received from the Thermal Disposition, as further described in Note 3, Acquisitions and Dispositions.
Project - level Debt
Viento Funding II, LLC
On March 16, 2022, the Company, through its indirect subsidiary, Viento Funding II, LLC, entered into a financing agreement which included the issuance of a $190 million term loan as well as $35 million in letters of credit, supported by the Company’s interests in the Elkhorn Ridge, Laredo Ridge, San Juan Mesa and Taloga wind projects. The term loan bears annual interest at a rate of SOFR plus a spread of 0.10% and an applicable margin, which is 1.35% per annum through the fourth anniversary of the term loan and 1.50% per annum thereafter through the maturity date of March 16, 2029. The proceeds from the term loan were used to pay off the existing debt in the amount of $186 million related to Laredo Ridge, Tapestry Wind LLC and Viento Funding II, LLC and to pay related financing costs. The Company recorded a loss on debt extinguishment of $2 million to expense unamortized debt issuance costs.
Mililani I
On March 25, 2022, as part of the acquisition of Mililani I, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement which included a $16 million construction loan that converts to a term loan upon completion of construction, $60 million tax equity bridge loan and a $27 million sponsor equity bridge loan. The sponsor equity bridge loan was repaid at acquisition date, utilizing $14 million from the cash equity investor, as well as $15 million of the Company’s acquisition price, which was contributed back by CEG, and $2 million was utilized to pay associated fees. The tax equity bridge loan will be repaid with the final proceeds from the tax equity investor that will be received when Mililani I achieves commercial operations, which is expected to occur in the second half of 2022.

Note 8 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company’s businesses are segregated based on conventional power generation, renewable businesses which consist of solar and wind, and the Thermal Business, which was classified as held for sale as of March 31, 2022. On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business. The Corporate segment reflects the Company’s corporate costs and includes eliminating entries. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, and CAFD, as well as net income (loss).

	Three months ended March 31, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$108	$47	$59	$—	$214
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	21	68	39	—	128
Depreciation, amortization and accretion	33	91	—	—	124
General and administrative	—	—	1	11	12
Transaction and integration costs	—	—	—	2	2
Development costs	—	—	1	—	1
Operating income (loss)	54	(112)	18	(13)	(53)
Equity in earnings of unconsolidated affiliates	1	3	—	—	4
Loss on debt extinguishment	—	(2)	—	—	(2)
Interest expense	(8)	(8)	(5)	(26)	(47)
Net Income (Loss)	$47	$(119)	$13	$(39)	$(98)
Total Assets (b)	$2,361	$9,461	$653	$53	$12,528
(a) Includes eliminations.
(b) Thermal Business assets were classified as held for sale at March 31, 2022.

	Three months ended March 31, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$102	$86	$49	$—	$237
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	27	52	31	—	110
Depreciation, amortization and accretion	34	87	7	—	128
General and administrative	—	—	1	9	10
Transaction and integration costs	—	—	—	2	2
Development costs	—	—	1	—	1
Operating income (loss)	41	(53)	9	(11)	(14)
Equity in earnings of unconsolidated affiliates	2	2	—	—	4
Other income, net	1	—	—	—	1
Loss on debt extinguishment	—	(1)	—	(41)	(42)
Interest expense	(11)	(4)	(5)	(25)	(45)
Net Income (Loss)	$33	$(56)	$4	$(77)	$(96)

Note 9 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of CEG provide services to the Company and its project entities. Amounts due to CEG subsidiaries are recorded as accounts payable — affiliates and amounts due to the Company from CEG subsidiaries are recorded as accounts receivable — affiliates in the Company’s consolidated balance sheets. The disclosures below summarize the Company’s material related party transactions with CEG and its subsidiaries that are included in the Company's operating costs.
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $15 million and $13 million for the three months ended March 31, 2022 and 2021, respectively. There was a balance of $9 million due to RENOM as of both March 31, 2022 and December 31, 2021.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Clearway Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $3 million for each of the three months ended March 31, 2022 and 2021. There was a balance of $2 million due to CEG as of both March 31, 2022 and December 31, 2021.
CEG Master Services Agreements
The Company is a party to Master Services Agreements with CEG, or MSAs, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. The Company incurred net expenses of $1 million under these agreements for each of the three months ended March 31, 2022 and 2021.

Note 10 — Contingencies
This note should be read in conjunction with the complete description under Item 15 — Note 14, Commitments and Contingencies, to the consolidated financial statements included in the Company's 2021 Form 10-K.
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
Buckthorn Solar Litigation
On October 8, 2019, the City of Georgetown, Texas, or Georgetown, filed a petition in the District Court of Williamson County, Texas naming Buckthorn Westex, LLC, the Company’s subsidiary that owns the Buckthorn Westex solar project, as the defendant, alleging fraud by nondisclosure and breach of contract in connection with the project and the PPA, and seeking (i) rescission and/or cancellation of the PPA, (ii) declaratory judgment that the alleged breaches constitute an event of default under the PPA entitling Georgetown to terminate, and (iii) recovery of all damages, costs of court, and attorneys’ fees. On November 15, 2019, Buckthorn Westex filed an original answer and counterclaims (i) denying Georgetown’s claims, (ii) alleging Georgetown has breached its contracts with Buckthorn Westex by failing to pay amounts due, and (iii) seeking relief in the form of (x) declaratory judgment that Georgetown’s alleged failure to pay amounts due constitute breaches of and an event of default under the PPA and that Buckthorn did not commit any events of default under the PPA, (y) recovery of costs, expenses, interest, and attorneys’ fees, and (z) such other relief to which it is entitled at law or in equity. The current deadline to complete discovery is June 24, 2022, and a bench trial is expected to be scheduled for September or October 2022. Buckthorn Westex believes the allegations of Georgetown are meritless, and Buckthorn Westex is vigorously defending its rights under the PPA.

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company's consolidated financial statements to this Form 10-Q, which present the results of operations for the three months ended March 31, 2022 and 2021. Also refer to the Company's 2021 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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
•Financial condition addressing liquidity position, sources and uses of cash, capital resources and requirements, commitments and off-balance sheet arrangements;
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
The Company is one of the largest renewable energy owners in the U.S. with over 5,000 net MW of installed wind and solar generation projects. The Company's over 7,500 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to increase distributions to its unit holders. Substantially all of the Company’s generation assets are under long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 12 years as of March 31, 2022 based on CAFD.
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR. For further details of the Thermal Disposition, refer to Note 3, Acquisitions and Dispositions.
As of March 31, 2022, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Counterparty	Expiration
Conventional
Carlsbad	100%	527	San Diego Gas & Electric	2038
El Segundo	100%	550	SCE	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Various	2023 - 2030
Walnut Creek	100%	485	SCE	2023 - 2026
Total Conventional		2,472
Utility Scale Solar
Agua Caliente	51%	148	PG&E	2039
Alpine	100%	66	PG&E	2033
Avenal	50%	23	PG&E	2031
Avra Valley	100%	27	Tucson Electric Power	2032
Blythe	100%	21	SCE	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	154	City of Georgetown, TX	2043
CVSR	100%	250	PG&E	2038
Desert Sunlight 250	25%	63	SCE	2034
Desert Sunlight 300	25%	75	PG&E	2039
Kansas South	100%	20	PG&E	2033
Kawailoa (b)	48%	24	Hawaiian Electric Company	2041
Oahu Solar Projects (b)	95%	58	Hawaiian Electric Company	2041
Roadrunner	100%	20	El Paso Electric	2031
Rosamond Central (b)	50%	96	Various	2035 - 2047
TA High Desert	100%	20	SCE	2033
Utah Solar Portfolio	100%	530	PacifiCorp	2036
Total Solar		1,621
Distributed Solar
DGPV Fund Projects (b)	100%	286	Various	2030 - 2044
Solar Power Partners (SPP) Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	21	Various	2023 -2039
Total Distributed Solar		332

Projects	Percentage Ownership	Net Capacity (MW)(a)	Counterparty	Expiration
Wind
Alta I	100%	150	SCE	2035
Alta II	100%	150	SCE	2035
Alta III	100%	150	SCE	2035
Alta IV	100%	102	SCE	2035
Alta V	100%	168	SCE	2035
Alta X (b)	100%	137	SCE	2038
Alta XI (b)	100%	90	SCE	2038
Black Rock (b)	50%	58	Toyota and AEP	2036
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b)	100%	122	Various	2029
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2022
Goat Wind	100%	150	Dow Pipeline Company	2025
Hardin	99%	15	Interstate Power and Light Company	2027
Langford (b)	100%	160	Goldman Sachs	2033
Laredo Ridge	100%	81	Nebraska Public Power District	2031
Lookout (b)	100%	38	Southern Maryland Electric Cooperative	2030
Mesquite Sky (b)	50%	170	Various	2033 - 2036
Mesquite Star (b)	50%	210	Various	2032 - 2035
Mt. Storm	100%	264	Citigroup	2031
Ocotillo	100%	59	N/A
Odin	99.9%	21	Missouri River Energy Services	2028
Pinnacle (b)	100%	54	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (d)	100%	160	Avista Corporation	2040
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	Southwestern Public Service Company	2027
Total Wind		3,285

Thermal generation (e)	100%	39	Various	Various

Total net generation capacity		7,749

Thermal equivalent MWt (c) (e)	97%	1,370	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of March 31, 2022.
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
(e) Includes Thermal assets sold on May 1, 2022, as further described in Item 1 — Note 3, Acquisitions and Dispositions.

Significant Events
Thermal Disposition
•On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR for net proceeds of approximately $1.46 billion, inclusive of working capital, which excludes approximately $20 million in transaction expenses that were incurred in connection with the disposition. The Company estimates that the Thermal Disposition will result in a gain of approximately $1.31 billion.
Corporate Financing Activities
•On May 3, 2022, the Company repaid (i) $305 million in outstanding borrowings under the revolving credit facility and (ii) $335 million in outstanding borrowings under the Bridge Loan Agreement utilizing proceeds received from the Thermal Disposition.
Project-Level Financing Activities
•On March 16, 2022, the Company, through its indirect subsidiary, Viento Funding II, LLC, entered into a financing agreement which included the issuance of a $190 million term loan as well as $35 million in letters of credit, supported by the Company’s interests in the Elkhorn Ridge, Laredo Ridge, San Juan Mesa and Taloga wind projects. The proceeds from the term loan were used to pay off the existing debt in the amount of $186 million related to Laredo Ridge, Tapestry Wind LLC and Viento Funding II, LLC and to pay related financing costs.
Drop Down Transactions
•On March 25, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Mililani BL Borrower Holdco LLC, the indirect owner of the Mililani I solar project, a 39 MW Solar project with 156 MWh of storage capacity that is currently under construction, located in Oahu, Hawaii, from Clearway Renew LLC, a subsidiary of CEG, for cash consideration of $22 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration of $14 million utilized to acquire their portion of the acquired entity. Mililani BL Borrower Holdco LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Mililani TE Holdco LLC, which directly holds the Mililani I solar project. Mililani I has a 20-year power purchase agreement with an investment-grade utility that commences when the project achieves commercial operations The acquisition was funded with existing sources of liquidity. As part of the acquisition of Mililani I, the Company assumed the project’s financing agreement which included a $16 million construction loan that converts to a term loan upon completion of construction, $60 million tax equity bridge loan and a $27 million sponsor equity bridge loan. The sponsor equity bridge loan was repaid at acquisition date, utilizing $14 million from the cash equity investor, as well as $15 million of the Company’s acquisition price, which was contributed back by CEG, and $2 million was utilized to pay associated fees. The tax equity bridge loan will be repaid with the final proceeds from the tax equity investor that will be received when Mililani I achieves commercial operations, which is expected to occur in the second half of 2022.
•In February 2022, in connection with the Company’s 2021 acquisition of the Class B membership interests in Black Rock Wind Holding LLC, through its indirect subsidiary Lighthouse Renewable Holding Sub LLC, from Clearway Renew LLC, a subsidiary of CEG, the Company paid an additional $23 million as final funding after all remaining turbines of the Black Rock wind project became operational. Concurrent with the final funding, the $59 million that was contributed in 2021 by third-party investors, consisting of $36 million contributed by the cash equity investor and $23 million contributed by the tax equity investor, was released to Clearway Renew LLC.
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

Proposed Federal Reclassification of Northern Long-Eared Bat — On March 23, 2022, the U.S. Fish and Wildlife Service (FWS) announced a proposal to reclassify the northern long-eared bat as endangered under the Endangered Species Act. The bat, currently listed as threatened, faces extinction due to the range-wide impacts of white-nose syndrome, a deadly disease affecting cave-dwelling bats across the continent. The northern long-eared bat is found in 37 states in the eastern and north central United States and in Canada. The Company is working with renewable energy industry groups to provide comments on the proposed reclassification as this proposal could affect renewable energy facility siting and operations. The proposed listing was recently published by FWS in the Federal Register and comments on the proposal are due by May 23, 2022. The Company is participating in this comment process through the renewable industry group.
The Company’s environmental matters are further described in the Company’s 2021 Form 10-K in Item 1, Business — Environmental Matters and Item 1A, Risk Factors.
Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2021 Form 10-K in Item 1, Business — Regulatory Matters and Item 1A, Risk Factors.
Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2021 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends Affecting Results of Operations and Future Business Performance.
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
As of the date of this report, the Company has not experienced any material financial or operational impacts related to COVID-19, or variants thereof. All of the Company’s facilities have remained operational. The Company will continue to assess any financial or operational impacts based on any future developments.
The Company cannot predict the full impact that COVID-19 and its variants will have on the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its unit holders and its ability to satisfy its debt service obligations at this time, due to numerous uncertainties. The ultimate impact will depend on future developments, including, among others, the ultimate geographic spread of the virus and related variants, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, including vaccines, the duration of the pandemic, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability and the timing and extent to which normal economic and operating conditions resume For additional discussion regarding risks associated with the COVID-19 pandemic, see Part I, Item 1A Risk Factors of the Company's 2021 Form 10-K.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended March 31,
(In millions)	2022	2021	Change
Operating Revenues
Energy and capacity revenues	$360	$276	$84
Other revenues	22	17	5
Contract amortization	(42)	(32)	(10)
Mark-to-market for economic hedges	(126)	(24)	(102)
Total operating revenues	214	237	(23)
Operating Costs and Expenses
Cost of fuels	22	19	3
Operations and maintenance	76	68	8
Other costs of operations	30	23	7
Depreciation, amortization and accretion	124	128	(4)
General and administrative	12	10	2
Transaction and integration costs	2	2	—
Development costs	1	1	—
Total operating costs and expenses	267	251	16
Operating Loss	(53)	(14)	(39)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	4	4	—
Other income, net	—	1	(1)
Loss on debt extinguishment	(2)	(42)	40
Derivative interest income	41	47	(6)
Other interest expense	(88)	(92)	4
Total other expense, net	(45)	(82)	37
Net Loss	(98)	(96)	(2)
Less: Loss attributable to noncontrolling interests and redeemable interests	(40)	(67)	27
Net Loss Attributable to Clearway Energy LLC	$(58)	$(29)	$(29)

	Three months ended March 31,
Business metrics:	2022	2021
Renewables MWh generated/sold (in thousands) (a)	3,319	2,530
Thermal MWt sold (in thousands)	652	611
Thermal MWh sold (in thousands)	14	13
Conventional MWh generated (in thousands) (a) (b)	132	165
Conventional equivalent availability factor	95.3%	83.2%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended March 31, 2022 and 2021
Operating Revenues
Operating revenues decreased by $23 million during the three months ended March 31, 2022, compared to the same period in 2021, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase due to a loss of $50 million in February 2021 related to net settlements of obligations for wind facilities that were unable to produce the required output during extreme weather conditions in Texas, as well as the 2021 acquisitions of Agua Caliente, Mt. Storm and the Utah Solar Portfolio	$74
Thermal Segment	Increase primarily driven by higher fuel prices passed through to customers and higher volumes, partially driven by weather	9
Conventional Segment	Increase driven by improved availability at the El Segundo facility due to the timing of annual planned maintenance outages	6
Mark-to-market for economic hedges	Increase in unrealized losses from changes in the fair value of commodity contracts, primarily driven by an increase in forward power prices in the ERCOT and PJM markets, as well as the 2021 acquisitions of Mt. Storm and Mesquite Sky and the mark-to-market of the Langford commodity contract, which previously qualified for the NPNS exception	(102)
Contract amortization	Increase primarily driven by amortization of the intangible assets for power purchase agreements related to the 2021 acquisitions of Agua Caliente and the Utah Solar Portfolio	(10)
		$(23)
Operations and Maintenance Expense
Operations and maintenance expense increased by $8 million during the three months ended March 31, 2022, compared to the same period in 2021, primarily from the 2021 acquisitions of Mt. Storm, Mesquite Sky and the Utah Solar Portfolio.
Other Costs of Operations Expense
Other cost of operations increased $7 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily from the 2021 acquisitions of Mt. Storm, Mesquite Sky and the Utah Solar Portfolio.
Loss on Debt Extinguishment
The Company recorded a loss on debt extinguishment of $2 million during the three months ended March 31, 2022, which reflects the write-off of previously deferred finance costs related to the Laredo Ridge, Tapestry Wind LLC and Viento Funding II, LLC, as further described in Note 7, Long-term Debt.
The Company recorded a loss on debt extinguishment of $42 million during the three months ended March 31, 2021, which primarily reflects the write-off of previously deferred finance costs and payment of premiums related to the redemption of the 2025 Senior Notes.

Loss Attributable to Noncontrolling Interests and Redeemable Interests
For the three months ended March 31, 2022, the Company had a loss of $40 million in attributable to noncontrolling interests and redeemable interests comprised of the following:

(In millions)
Losses attributable to third-party partnerships	$(22)
Losses attributable to tax equity financing arrangements and the application of HLBV	(18)
$(40)
For the three months ended March 31, 2021, the Company had a loss of $67 million attributable to noncontrolling interests and redeemable interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of HLBV	$(41)
Losses attributable to third-party partnerships	(26)
$(67)

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
Current Liquidity Position
As of March 31, 2022 and December 31, 2021, the Company's liquidity was approximately $574 million and $821 million, respectively, comprised of cash, restricted cash and availability under the Company's revolving credit facility.

(In millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$45	$33
Subsidiaries	95	146
Restricted cash:
Operating accounts	135	246
Reserves, including debt service, distributions, performance obligations and other reserves	191	229
Total cash, cash equivalents and restricted cash	$466	$654
Revolving credit facility availability	108	167
Total liquidity	$574	$821
The Company's liquidity includes $326 million and $475 million of restricted cash balances as of March 31, 2022 and December 31, 2021, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. As of March 31, 2022, these restricted funds were comprised of $135 million designated to fund operating expenses, approximately $38 million designated for current debt service payments and $135 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $18 million is held in distribution reserve accounts.
As of March 31, 2022, the Company had $305 million of borrowings under the revolving credit facility and $82 million in letters of credit outstanding. During the three months ended March 31, 2022, the Company borrowed $80 million under the revolving credit facility, and subsequently repaid $20 million. On May 3, 2022, the Company repaid the $305 million in outstanding borrowings under the revolving credit facility utilizing the proceeds received from the Thermal Disposition. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
Management believes that the Company's liquidity position, cash flows from operations, and availability under its revolving credit facility will be adequate to meet the Company’s financial commitments; debt service obligations; growth, operating and maintenance capital expenditures; and to fund distributions to Clearway Energy, Inc. and CEG.  Management continues to regularly monitor the Company's ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management.
Credit Ratings
Credit rating agencies rate a firm’s public debt securities. These ratings are utilized by the debt markets in evaluating a firm’s credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Company’s ability to pay principal, interest and preferred dividends. Rating agencies evaluate a firm's industry, cash flow, leverage, liquidity and hedge profile, among other factors, in their credit analysis of a firm's credit risk. As of March 31, 2022, the Company’s 2028 Senior Notes, 2031 Senior Notes and 2032 Senior Notes were rated BB by S&P and Ba2 by Moody’s.

Sources of Liquidity
The Company’s principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 1 — Note 7, Long-term Debt, to this Form 10-Q and Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2021 Form 10-K, the Company’s financing arrangements consist of corporate level debt, which includes Senior Notes and the revolving credit facility; the ATM Programs; and project-level financings for its various assets.
Thermal Disposition
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR for net proceeds of approximately $1.46 billion, inclusive of working capital , which excludes approximately $20 million in transaction expenses that were incurred in connection with the disposition. The Company estimates that the Thermal Disposition will result in a gain of approximately $1.31 billion.
Uses of Liquidity
The Company’s requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 1 — Note 7, Long-term Debt, to the consolidated financial statements; (ii) capital expenditures; (iii) off-balance sheet arrangements; (iv) acquisitions and investments; and (v) distributions.
Capital Expenditures
The Company’s capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance, and growth capital expenditures consisting of costs to construct new assets, costs to complete the construction of assets where construction is in process, and capital expenditures related to acquiring additional thermal customers.
For the three months ended March 31, 2022, the Company used approximately $47 million to fund capital expenditures, including growth expenditures of $36 million in the Renewables segment, $17 million incurred in connection with the Mesquite Sky wind project, $9 million incurred in connection with the Black Rock wind project, $5 million incurred in connection with the Rattlesnake wind project and $5 million incurred by other wind and solar projects. The Company also incurred $4 million of growth capital expenditures in the Thermal segment in connection with various development projects. In addition, the Company incurred $7 million in maintenance capital expenditures. The Company estimates $30 million of maintenance expenditures for 2022. These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates. Estimates for 2022 exclude any contributions from the Thermal segment for periods after the closing of the Thermal Disposition.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its business.
Mililani I Drop Down — On March 25, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Mililani BL Borrower Holdco LLC, the indirect owner of the Mililani I solar project, a 39 MW Solar project with 156 MWh of storage capacity that is currently under construction, located in Oahu, Hawaii, from Clearway Renew LLC, a subsidiary of CEG, for cash consideration of $22 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration of $14 million utilized to acquire their portion of the acquired entity. Mililani BL Borrower Holdco LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Mililani TE Holdco LLC, which directly holds the Mililani I solar project. Mililani I has a 20-year power purchase agreement with an investment-grade utility that commences when the project achieves commercial operations. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Mililani I, the Company assumed the project’s financing agreement which included a $16 million construction loan that converts to a term loan upon completion of construction, $60 million tax equity bridge loan and a $27 million sponsor equity bridge loan. The sponsor equity bridge loan was repaid at acquisition date, utilizing $14 million from the cash equity investor, as well as $15 million of the Company’s acquisition price, which was contributed back by CEG, and $2 million was utilized to pay associated fees. The tax equity bridge loan will be repaid with the final proceeds from the tax equity investor that will be received when Mililani I achieves commercial operations, which is expected to occur in the second half of 2022.

Black Rock Drop Down - In February 2022, in connection with the Company’s 2021 acquisition of the Class B membership interests in Black Rock Wind Holding LLC, through its indirect subsidiary Lighthouse Renewable Holding Sub LLC, from Clearway Renew LLC, as subsidiary of CEG, the Company paid an additional $23 million as final funding after all remaining turbines of the Black Rock wind project became operational. Concurrent with the final funding, the $59 million that was contributed in 2021 by third-party investors, consisting of $36 million contributed by the cash equity investor and $23 million contributed by the tax equity investor, was released to Clearway Renew LLC.
Bridge Loan Agreement
On May 3, 2022, the Company repaid the $335 million in outstanding borrowings under the Bridge Loan Agreement utilizing proceeds received from the Thermal Disposition.
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
The following table lists the distributions paid on the Company’s Class A, B, C and D units during the three months ended March 31, 2022:

First Quarter 2022
Distributions per Class A, B, C and D unit	$0.3468
On May 4, 2022, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.3536 per unit payable on June 15, 2022 to unit holders of record as of June 1, 2022.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
As of March 31, 2022, the Company has several investments with an ownership interest percentage of 50% or less in energy and an energy-related entity that is accounted for under the equity method. GenConn is a variable interest entity for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $341 million as of March 31, 2022. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company’s 2021 Form 10-K.

Cash Flow Discussion
The following table reflects the changes in cash flows for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three months ended March 31,
	2022	2021	Change
	(In millions)
Net cash provided by operating activities	$93	$47	$46
Net cash used in investing activities	(92)	(314)	222
Net cash (used in) provided by financing activities	(184)	233	(417)
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items	$75
Decrease in working capital primarily driven by the timing of accounts receivable collections and payments of accounts payable	(27)
Decrease in distributions from unconsolidated affiliates	(2)
$46
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Cash paid for Agua Caliente, net of cash acquired, in 2021	$111
Changes in cash paid for Drop Down assets	81
Cash paid to CEG in 2021 for equipment for the Pinnacle wind project repowering	21
Changes in capital expenditures	11
Other	(2)
$222
Net Cash (Used in) Provided by Financing Activities

Changes in net cash (used in) provided by financing activities were driven by:	(In millions)
Decrease in net contributions from CEG and noncontrolling interest members	$(206)
Decrease in proceeds from issuance of long-term debt, net of payments	(170)
Cash released from escrow distributed to CEG in 2022	(64)
Increase in distributions paid to unit holders	(4)
Increase in net borrowings under the revolving credit facility	35
Other	(8)
$(417)

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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2022, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2022. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 1 — Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2021	$(236)
Contracts realized or otherwise settled during the period	12
Contracts acquired during the period	(2)
Contracts added due to loss of NPNS exception	(22)
Changes in fair value	(57)
Fair value of contracts as of March 31, 2022	$(305)

	Fair value of contracts as of March 31, 2022
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(7)	$11	$(6)	$1	$(1)
Level 3	(62)	(71)	(55)	(116)	(304)
Total	$(69)	$(60)	$(61)	$(115)	$(305)
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
The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's critical accounting policies include income taxes and valuation allowance for deferred tax assets, accounting utilizing Hypothetical Liquidation at Book Value, or HLBV, and acquisition accounting.
Recent Accounting Developments
See Item 1 — Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with the Company's power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk, and credit risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2021 Form 10-K.
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
Most of the Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Item 15 — Note 10, Long-term Debt, to the Company's audited consolidated financial statements for the year ended December 31, 2021 included in the 2021 Form 10-K for more information about interest rate swaps of the Company's project subsidiaries.
If all of the interest rate swaps had been discontinued on March 31, 2022, the Company would have owed the counterparties $6 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of March 31, 2022, a 1% change in interest rates would result in an approximately $6 million change in market interest expense on a rolling twelve-month basis.
As of March 31, 2022, the fair value of the Company's debt was $7,645 million and the carrying value was $7,823 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by approximately $438 million.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the derivative contracts would cause no change to the net value of natural gas derivatives, and an increase of $0.50 per MMBtu in natural gas prices across the term of the derivative contracts would cause an increase of approximately $1 million to the net value of natural gas derivatives as of March 31, 2022. The impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivatives contracts would cause a change of approximately $8 million to the net value of power derivatives as of March 31, 2022.
Counterparty Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; and (ii) the use of credit mitigation measures such as prepayment arrangements or volumetric limits. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. See Item 1 — Note 5, Fair Value of Financial Instruments, to the consolidated financial statements for more information about concentration of credit risk.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through March 31, 2022, see Item 1 — Note 10, Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2021 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2021 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
Disclosure Pursuant to Item 2.01 of Form 8-K – Completion of Acquisition or Disposition of Assets.
As previously disclosed, on October 22, 2021, Clearway Energy Operating LLC, a subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to sell the Company’s Thermal Business to KKR. On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR for net proceeds of approximately $1.46 billion, which excludes approximately $20 million in transaction expenses that were incurred in connection with the disposition and is subject to certain post-closing adjustments.
The foregoing description of the Purchase Agreement is not complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2021, and is incorporated herein by reference.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1†*	First Amendment to Membership Interest Purchase Agreement, dated as of December 17, 2021, by and among Lighthouse Renewable Class A LLC, Clearway Renew LLC and Clearway Energy Operating LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 18, 2022.
10.2†*	First Amendment to Membership Interest Purchase Agreement, dated as of December 29, 2021, by and among Lighthouse Renewable Class A LLC and Clearway Renew LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 18, 2022.
10.3^	Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan, effective as of January 1, 2022.	Filed herewith.
10.4^	Clearway Energy, Inc. Annual Incentive Plan, effective as of January 1, 2022.	Filed herewith.
10.5^	Clearway Energy, Inc. Involuntary Severance Plan, effective as of January 1, 2022.	Filed herewith.
10.6^	Clearway Energy, Inc. Key Management Change-in-Control and General Severance Plan, effective as of January 1, 2022.	Filed herewith.
10.7^	Clearway Energy, Inc. Executive Change-in-Control and General Severance Plan, effective as of January 1, 2022.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.
______________

†
Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request.

*
Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.

^	Indicates exhibits that constitute compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY LLC (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
President and Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: May 5, 2022	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)