Form 10-Q
period 2022-06-30
Clearway Energy LLC
filed 2022-08-02
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

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
Yes ☐       No ☒
As of July 29, 2022, there were 34,599,645 Class A units outstanding, 42,738,750 Class B units outstanding, 82,196,386 Class C units outstanding, and 42,336,750 Class D units outstanding. There is no public market for the registrant's outstanding units.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believes,” “projects,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the following:
•The Company’s ability to maintain and grow its quarterly distributions;
•Potential risks related to COVID-19 (including any variant of the virus) or any other pandemic;
•Potential risks related to the Company's relationships with GIP and CEG, and following the expected closing of TotalEnergies’ acquisition of 50% of GIP’s interest in CEG, TotalEnergies;
•The Company’s ability to successfully identify, evaluate and consummate acquisitions from, and dispositions to, third parties;
•The Company’s ability to acquire assets from GIP or CEG;
•The Company’s ability to raise additional capital due to its indebtedness, corporate structure, market conditions or otherwise;
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
•The Company’s ability to operate its businesses efficiently, manage maintenance capital expenditures and costs effectively, and generate earnings and cash flows from its asset-based businesses in relation to its debt and other obligations;
•The willingness and ability of counterparties to the Company’s offtake agreements to fulfill their obligations under such agreements;
•The Company’s ability to enter into contracts to sell power and procure fuel on acceptable terms and prices as current offtake agreements expire;
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
•Cyber terrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss and the possibility that the Company may not have adequate insurance to cover losses resulting from such hazards or the inability of the Company’s insurers to provide coverage; and
•The Company’s ability to borrow additional funds and access capital markets, as well as the Company’s substantial indebtedness and the possibility that the Company may incur additional indebtedness going forward.
Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements included in this Quarterly Report on Form 10-Q should not be construed as exhaustive.

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
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of June 30, 2022 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments, and adjusted for development expenses

CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Master Services Agreements entered into as of August 31, 2018 between the Company, Clearway Energy, Inc., Clearway Energy Operating LLC and CEG
Clearway Energy Group LLC	The holder of all of Clearway Energy, Inc.’s Class B and Class D common shares, the Company’s Class B and Class D units and, from time to time, possibly shares of Clearway Energy, Inc.’s Class A and/or Class C common stock
Clearway Energy Operating LLC	The holder of the project assets that are owned by the Company
Company	Clearway Energy LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
Distributed Solar	Solar power projects, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FWS	U.S. Fish & Wildlife Service
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIP	Global Infrastructure Partners
HLBV	Hypothetical Liquidation at Book Value
KKR	KKR Thor Bidco, LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LIBOR	London Inter-Bank Offered Rate
Mesquite Star	Mesquite Star Special LLC

MMBtu	Million British Thermal Units
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NPNS	Normal Purchases and Normal Sales
OCI	Other comprehensive income
OCL	Other comprehensive loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PPA	Power Purchase Agreement
RENOM	Clearway Renewable Operation & Maintenance LLC
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
Tax Act	Tax Cuts and Jobs Act of 2017
Thermal Business	The Company’s thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
Thermal Disposition	On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR
TotalEnergies	TotalEnergies SE
U.S.	United States of America
Utah Solar Portfolio	Seven utility-scale solar farms located in Utah, representing 530 MW of capacity
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2022	2021	2022	2021
Operating Revenues
Total operating revenues	$368	$380	$582	$617
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	112	107	240	217
Depreciation, amortization and accretion	126	128	250	256
General and administrative	9	9	21	19
Transaction and integration costs	3	1	5	3
Development costs	1	1	2	2
Total operating costs and expenses	251	246	518	497
Gain on sale of business	1,291	—	1,291	—
Operating Income	1,408	134	1,355	120
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	10	8	14	12
Other income, net	5	1	5	2
Loss on debt extinguishment	—	—	(2)	(42)
Interest expense	(47)	(103)	(94)	(148)
Total other expense, net	(32)	(94)	(77)	(176)
Net Income (Loss)	1,376	40	1,278	(56)
Less: Loss attributable to noncontrolling interests and redeemable noncontrolling interests	(6)	(35)	(46)	(102)
Net Income Attributable to Clearway Energy LLC	$1,382	$75	$1,324	$46
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2022	2021	2022	2021
Net Income (Loss)	$1,376	$40	$1,278	$(56)
Other Comprehensive Income
Unrealized gain on derivatives	7	—	23	13
Other comprehensive income	7	—	23	13
Comprehensive Income (Loss)	1,383	40	1,301	(43)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5)	(38)	(42)	(102)
Comprehensive Income Attributable to Clearway Energy LLC	$1,388	$78	$1,343	$59
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$955	$179
Restricted cash	333	475
Accounts receivable — trade	222	144
Accounts receivable — affiliates	2	—
Inventory	39	37
Derivative instruments	9	—
Current assets held-for-sale	—	631
Prepayments and other current assets	75	65
Total current assets	1,635	1,531
Property, plant and equipment, net	7,545	7,650
Other Assets
Equity investments in affiliates	375	381
Intangible assets for power purchase agreements, net	2,340	2,419
Other intangible assets, net	79	80
Derivative instruments	35	6
Right-of-use assets, net	510	550
Other non-current assets	129	101
Total other assets	3,468	3,537
Total Assets	$12,648	$12,718
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current portion of long-term debt — external	$457	$772
Current portion of long-term debt — affiliate	—	1
Accounts payable — trade	59	74
Accounts payable — affiliates	17	110
Derivative instruments	75	46
Accrued interest expense	57	54
Current liabilities held-for-sale	—	494
Accrued expenses and other current liabilities	57	84
Total current liabilities	722	1,635
Other Liabilities
Long-term debt — external	6,605	6,939
Deferred income taxes	2	2
Derivative instruments	280	196
Long-term lease liabilities	527	561
Other non-current liabilities	179	168
Total other liabilities	7,593	7,866
Total Liabilities	8,315	9,501
Redeemable noncontrolling interest in subsidiaries	4	—
Commitments and Contingencies
Members’ Equity
Contributed capital	1,341	1,495
Retained earnings	1,342	43
Accumulated other comprehensive income (loss)	6	(13)
Noncontrolling interest	1,640	1,692
Total Members’ Equity	4,329	3,217
Total Liabilities and Members’ Equity	$12,648	$12,718
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(In millions)	2022	2021
Cash Flows from Operating Activities
Net Income (Loss)	$1,278	$(56)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(14)	(12)
Distributions from unconsolidated affiliates	17	16
Depreciation, amortization and accretion	250	256
Amortization of financing costs and debt discounts	7	7
Amortization of intangibles	82	70
Loss on debt extinguishment	2	42
Gain on sale of business	(1,291)	—
Reduction in carrying amount of right-of-use assets	7	5
Changes in derivative instruments	92	15
Cash used in changes in other working capital:
Changes in prepaid and accrued liabilities for tolling agreements	(74)	(76)
Changes in other working capital	(76)	(26)
Net Cash Provided by Operating Activities	280	241
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	(211)
Acquisition of Drop Down Assets	(51)	(132)
Capital expenditures	(81)	(93)
Asset purchase from affiliate	—	(21)
Return of investment from unconsolidated affiliates	6	20
Cash receipts from notes receivable	—	4
Proceeds from sale of business	1,457	—
Other	—	13
Net Cash Provided by (Used in) Investing Activities	1,331	(420)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	16	162
(Distributions to) contributions from CEG	(23)	103
Payments of distributions	(141)	(132)
Distributions to CEG of escrowed amounts	(64)	—
Proceeds from the revolving credit facility	80	300
Payments for the revolving credit facility	(325)	(233)
Proceeds from the issuance of long-term debt — external	214	1,016
Payments of debt issuance costs	(4)	(13)
Payments for short-term and long-term debt — external	(722)	(1,028)
Payments for long-term debt — affiliate	(1)	—
Other	(7)	9
Net Cash (Used in) Provided by Financing Activities	(977)	184
Net Increase in Cash, Cash Equivalents and Restricted Cash	634	5
Cash, Cash Equivalents and Restricted Cash at beginning of period	654	465
Cash, Cash Equivalents and Restricted Cash at end of period	$1,288	$470

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
For the Six Months Ended June 30, 2022
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Members’ Equity
Balances at December 31, 2021	$1,495	$43	$(13)	$1,692	$3,217
Net loss	—	(58)	—	(42)	(100)
Unrealized gain on derivatives	—	—	13	3	16
Distributions to CEG, net of contributions, cash	(3)	—	—	—	(3)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	28	28
Mesquite Sky Drop Down	(7)	—	—	(1)	(8)
Black Rock Drop Down	2	—	—	(1)	1
Mililani I Drop Down	(41)	—	—	11	(30)
Distributions paid to Clearway Energy, Inc.	(40)	—	—	—	(40)
Distributions paid to CEG Class B and Class D unit holders	(5)	(25)	—	—	(30)
Balances at March 31, 2022	$1,401	$(40)	$—	$1,690	$3,051
Net income (loss)	—	1,382	—	(10)	1,372
Unrealized gain on derivatives	—	—	6	1	7
Contributions from (distributions to) CEG, cash	11	—	—	(31)	(20)
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	(10)	(10)
Distributions paid to Clearway Energy, Inc.	(41)	—	—	—	(41)
Distributions paid to CEG Class B and Class D unit holders	(30)	—	—	—	(30)
Balances at June 30, 2022	$1,341	$1,342	$6	$1,640	$4,329
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
For the Six Months Ended June 30, 2021
(Unaudited)

(In millions)	Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members’ Equity
Balances at December 31, 2020	$1,723	$(50)	$(33)	$972	$2,612
Net loss	—	(29)	—	(68)	(97)
Unrealized gain on derivatives	—	—	10	3	13
(Distributions to) contributions from CEG, non-cash	(2)	—	—	29	27
Contributions from CEG, cash	103	—	—	—	103
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	126	126
Agua Caliente acquisition	—	—	—	273	273
Rattlesnake Drop Down	(118)	—	—	—	(118)
Distributions paid to Clearway Energy, Inc.	(38)	—	—	—	(38)
Distributions paid to CEG Class B and Class D unit holders	(28)	—	—	—	(28)
Balances at March 31, 2021	$1,640	$(79)	$(23)	$1,335	$2,873
Net income (loss)	—	75	—	(36)	39
Unrealized gain (loss) on derivatives	—	—	1	(2)	(1)
Contributions from CEG, non-cash	3	—	—	—	3
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	38	38
Rattlesnake Drop Down	1	—	—	—	1
Distributions paid to Clearway Energy, Inc.	(38)	—	—	—	(38)
Distributions paid to CEG Class B and Class D unit holders	(28)	—	—	—	(28)
Balances at June 30, 2021	$1,578	$(4)	$(22)	$1,335	$2,887
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Nature of Business
Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, is an energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. The Company is indirectly owned by Global Infrastructure Partners, or GIP. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. The Company is sponsored by GIP through GIP’s portfolio company, Clearway Energy Group LLC, or CEG. On May 25, 2022, TotalEnergies entered into an agreement to acquire 50% of GIP’s interest in CEG. The closing of the transaction is subject to customary conditions, including regulatory approvals, and is expected to close in the second half of 2022.
The Company is one of the largest renewable energy owners in the U.S. with over 5,000 net MW of installed wind and solar generation projects. The Company’s over 7,500 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to increase distributions to its unit holders. Substantially all of the Company’s generation assets are under long-term contractual arrangements for the output or capacity from these assets.
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR. For further details of the Thermal Disposition, refer to Note 3, Acquisitions and Dispositions.
Clearway Energy, Inc. consolidates the results of the Company through its controlling interest, with CEG’s interest shown as contributed capital in the Company’s consolidated financial statements. The holders of Clearway Energy, Inc.’s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from the Company through its ownership of the Company’s Class B and Class D units.
Clearway Energy, Inc. owned 57.74% of the economic interests of the Company, with CEG owning 42.26% of the economic interests of the Company as of June 30, 2022.

The following table represents the structure of the Company as of June 30, 2022:

GIP III Zephyr Acquisition Partners, L.P.
Clearway Energy Group LLC
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 54.93% Voting Interest
Class B Units and Class D Units Aggregate 42.26% Economic Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock Aggregate 45.07% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 57.74% Economic Interest
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated financial position as of June 30, 2022, and results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2022 and 2021.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $135 million and $146 million as of June 30, 2022 and December 31, 2021, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$955	$179
Restricted cash	333	475
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,288	$654
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s projects that are restricted in their use. As of June 30, 2022, these restricted funds were comprised of $143 million designated to fund operating expenses, $42 million designated for current debt service payments and $122 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $26 million is held in distributions reserve accounts.
In 2020, the members of the partnerships holding the Oahu Solar and Kawailoa Solar projects submitted applications to the state of Hawaii for refundable tax credits based on the cost of construction of the projects. In 2021, the members of the partnerships contributed their respective portions of the tax credits in the amount of $49 million to the Oahu Solar and Kawailoa project companies, which was recorded to restricted cash on the Company’s consolidated balance sheet with an offsetting adjustment to noncontrolling interests. In accordance with the projects’ related agreements, the cash is held in a restricted account and utilized to offset invoiced amounts under the projects’ PPAs. As of June 30, 2022, $30 million of the $49 million has been utilized to offset invoiced amounts under the projects’ PPAs.
Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$2,745	$2,501
Intangible Assets Accumulated Amortization	687	605
Distributions
The following table lists distributions paid on the Company's Class A, B, C and D units during the six months ended June 30, 2022:

	Second Quarter 2022	First Quarter 2022
Distributions per Class A, B, C and D unit	$0.3536	$0.3468
On August 1, 2022, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.3604 per unit payable on September 15, 2022 to unit holders of record as of September 1, 2022.

Redeemable Noncontrolling Interests
To the extent that a third party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. The following table reflects the changes in the Company’s redeemable noncontrolling interest balance for the six months ended June 30, 2022:

(In millions)
Balance as of December 31, 2021	$—
Cash distributions to redeemable noncontrolling interests	(2)
Comprehensive income attributable to redeemable noncontrolling interests	6
Balance as of June 30, 2022	$4
Revenue Recognition
Revenue from Contracts with Customers
The Company applies the guidance in ASC 606, Revenue from Contracts with Customers, or Topic 606, when recognizing revenue associated with its contracts with customers. The Company’s policies with respect to its various revenue streams are detailed below. In general, the Company applies the invoicing practical expedient to recognize revenue for the revenue streams detailed below, except in circumstances where the invoiced amount does not represent the value transferred to the customer.
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
Thermal Revenues
Steam and chilled water revenue is recognized as the Company transfers the product to the customer, based on customer usage as determined by meter readings taken at month-end. Some locations read customer meters throughout the month and recognize estimated revenue for the period between meter read date and month-end. For thermal contracts, the Company’s performance obligation to deliver steam and chilled water is satisfied over time and revenue is recognized based on the invoiced amount. The Thermal Business subsidiaries collect, and remit state and local taxes associated with sales to their customers, as required by governmental authorities. These taxes are presented on a net basis in the consolidated statements of income.
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
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category for the three and six months ended June 30, 2022 and 2021, respectively:

	Three months ended June 30, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$3	$306	$11	$320
Capacity revenue (a)	106	1	4	111
Contract amortization	(6)	(35)	—	(41)
Other revenue	—	27	3	30
Mark-to-market for economic hedges	—	(52)	—	(52)
Total operating revenues	103	247	18	368
Less: Mark-to-market for economic hedges	—	52	—	52
Less: Lease revenue	(109)	(268)	—	(377)
Less: Contract amortization	6	35	—	41
Total revenue from contracts with customers	$—	$66	$18	$84
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$3	$268	$—	$271
Capacity revenue	106	—	—	106
Total	$109	$268	$—	$377

	Three months ended June 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$2	$261	$29	$292
Capacity revenue (a)	113	—	15	128
Contract amortization	(6)	(30)	(1)	(37)
Other revenue	—	22	6	28
Mark-to-market for economic hedges	—	(31)	—	(31)
Total operating revenues	109	222	49	380
Less: Mark-to-market for economic hedges	—	31	—	31
Less: Lease revenue	(115)	(228)	—	(343)
Less: Contract amortization	6	30	1	37
Total revenue from contracts with customers	$—	$55	$50	$105
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$2	$228	$—	$230
Capacity revenue	113	—	—	113
Total	$115	$228	$—	$343

	Six months ended June 30, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$3	$501	$48	$552
Capacity revenue (a)	220	1	18	239
Contract amortization	(12)	(71)	—	(83)
Other revenue	—	41	11	52
Mark-to-market for economic hedges	—	(178)	—	(178)
Total operating revenues	211	294	77	582
Less: Mark-to-market for economic hedges	—	178	—	178
Less: Lease revenue	(223)	(430)	(1)	(654)
Less: Contract amortization	12	71	—	83
Total revenue from contracts with customers	$—	$113	$76	$189
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$3	$430	$1	$434
Capacity revenue	220	—	—	220
Total	$223	$430	$1	$654

	Six months ended June 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$3	$387	$58	$448
Capacity revenue (a)	220	—	28	248
Contract amortization	(12)	(55)	(2)	(69)
Other revenue	—	31	14	45
Mark-to-market for economic hedges	—	(55)	—	(55)
Total operating revenues	211	308	98	617
Less: Mark-to-market for economic hedges	—	55	—	55
Less: Lease revenue	(223)	(373)	(1)	(597)
Less: Contract amortization	12	55	2	69
Total revenue from contracts with customers	$—	$45	$99	$144
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$3	$373	$1	$377
Capacity revenue	220	—	—	220
Total	$223	$373	$1	$597
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

Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(In millions)
Accounts receivable, net - Contracts with customers	$60	$44
Accounts receivable, net - Leases	162	100
Total accounts receivable, net	$222	$144
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide for optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, which affects certain of the Company’s debt and interest rate swap agreements. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. As of June 30, 2022, the Company has applied the amendments to all of its eligible contract modifications, where applicable, during the reference rate reform period. Additionally, the Company has not elected any optional expedients provided in the standard.
Note 3 — Acquisitions and Dispositions
Mililani I Drop Down — On March 25, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Mililani BL Borrower Holdco LLC, the indirect owner of the Mililani I solar project, a 39 MW solar project with 156 MWh of storage capacity that is currently under construction, located in Oahu, Hawaii, from Clearway Renew LLC, a subsidiary of CEG, for cash consideration of $22 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration of $14 million utilized to acquire their portion of the acquired entity. Mililani BL Borrower Holdco LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Mililani TE Holdco LLC, which directly holds the Mililani I solar project, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Mililani I has a 20-year power purchase agreement with an investment-grade utility that commenced in July 2022. The Mililani I operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Mililani I on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control by GIP and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the cash paid of $22 million and the historical cost of the Company’s net liabilities assumed of $8 million was recorded as an adjustment to CEG’s contributed capital balance. In addition, the Company reflected $15 million of the Company’s purchase price, which was contributed back by CEG to pay down the acquired long-term debt, as distributions to CEG, net of contributions, in the consolidated statement of members’ equity.

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
(a) Includes a $16 million construction loan, $27 million sponsor equity bridge loan and $60 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. The sponsor equity bridge loan was repaid at acquisition date utilizing $14 million from the cash equity investor, as well as $15 million of the Company’s purchase price, which was contributed back to the Company by CEG, of which $27 million was utilized to pay down the acquired long-term debt and $2 million was utilized to pay associated fees. Also at acquisition date, the tax equity investor contributed $18 million into escrow, which was included in restricted cash on the Company’s consolidated balance sheet. The tax equity investor will contribute an additional $42 million when the project reaches substantial completion, which will be utilized, along with the $18 million in escrow, to repay the $60 million tax equity bridge loan. The project is expected to achieve substantial completion in the second half of 2022.
Thermal Disposition — On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR for net proceeds of approximately $1.46 billion, inclusive of working capital adjustments, which excludes approximately $18 million in transaction expenses that were incurred in connection with the disposition. The Thermal Disposition resulted in a gain on sale of business of approximately $1.29 billion, which is net of the $18 million in transaction expenses referenced above. The proceeds from the sale were utilized to repay certain borrowings outstanding as further described in Note 7, Long-term Debt, with the remaining proceeds invested in short-term investments classified as cash and cash equivalents on the Company’s consolidated balance sheet as of June 30, 2022. Effective with the approval by the Board of Directors and signing of the agreement to sell the Thermal Business on October 22, 2021, the Company concluded that all entities that are included within the Thermal Business will be treated as held for sale on a prospective basis, thus the assets and liabilities were reported as separate held for sale line items on the Company’s consolidated balance sheets as of December 31, 2021. As of December 31, 2021, property, plant and equipment represented 78% and intangible assets represented 9% of assets classified as held for sale while long-term debt represented 85% of liabilities classified as held for sale. The Company’s Thermal segment is comprised solely of the Thermal Business's results of operations.
Note 4 — Investments Accounted for by the Equity Method and Variable Interest Entities
Entities that are Consolidated
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidations, or ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind and solar facilities, as further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company’s 2021 Form 10-K.

Summarized financial information for the Company’s consolidated VIEs consisted of the following as of June 30, 2022:

(In millions)	Alta TE Holdco	Buckthorn Renewables, LLC	DGPV Funds(a)	Kawailoa Partnership	Langford TE Partnership LLC	Lighthouse Renewable Holdco LLC (b)	Lighthouse Renewable Holdco 2 LLC (c)
Other current and non-current assets	$61	$5	$92	$40	$15	$97	$56
Property, plant and equipment	318	198	585	132	129	723	368
Intangible assets	206	—	14	—	2	—	—
Total assets	585	203	691	172	146	820	424
Current and non-current liabilities	39	11	76	93	54	307	133
Total liabilities	39	11	76	93	54	307	133
Noncontrolling interest	31	37	10	51	62	423	234
Net assets less noncontrolling interests	$515	$155	$605	$28	$30	$90	$57
(a) DGPV Funds is comprised of DGPV Fund 2 LLC, Clearway & EFS Distributed Solar LLC, DGPV Fund 4 LLC, Golden Puma Fund LLC, Renew Solar CS4 Fund LLC and Chestnut Fund LLC.
(b) Lighthouse Renewable Holdco LLC consolidates Mesquite Star Tax Equity Holdco LLC, Black Rock TE Holdco LLC and Mililani TE Holdco LLC, which are also consolidated VIEs.
(c) Lighthouse Renewable Holdco 2 LLC consolidates Mesquite Sky TE Holdco LLC, which is also a consolidated VIE.

(In millions)	Oahu Solar Partnership	Pinnacle Repowering Partnership LLC	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	Wildorado TE Holdco	Other (a)
Other current and non-current assets	$50	$11	$14	$35	$22	$18
Property, plant and equipment	168	105	189	243	217	162
Intangible assets	—	17	—	—	—	1
Total assets	218	133	203	278	239	181
Current and non-current liabilities	105	4	16	100	18	69
Total liabilities	105	4	16	100	18	69
Noncontrolling interest	30	50	93	136	117	77
Net assets less noncontrolling interests	$83	$79	$94	$42	$104	$35
(a) Other is comprised of Crosswind Transmission, LLC, Hardin Hilltop Wind LLC, Elbow Creek TE Holdco and Spring Canyon TE Holdco projects.
The discussion below describes material changes to VIEs during the six months ended June 30, 2022.
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

Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, but for which it is not considered the primary beneficiary. The Company accounts for its interests in these entities and entities in which it has a significant investment under the equity method of accounting, as further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company’s 2021 Form 10-K.
The Company’s maximum exposure to loss as of June 30, 2022 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Avenal	50%	$5
Desert Sunlight	25%	239
Elkhorn Ridge	67%	26
GenConn (a)	50%	85
San Juan Mesa	75%	20
		$375
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
For cash and cash equivalents, restricted cash, accounts receivable — trade, accounts receivable — affiliates, accounts payable — trade, accounts payable — affiliates and accrued expenses and other current liabilities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The carrying amounts and estimated fair values of the Company’s recorded financial instruments not carried at fair market value or that do not approximate fair value are as follows:

	As of June 30, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Long-term debt, including current portion — affiliate	$—	$—	$1	$1
Long-term debt, including current portion — external (a)	7,131	6,617	7,782	7,997

(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company’s consolidated balance sheets.

The fair value of the Company’s publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022		As of December 31, 2021
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,795	$4,822	$2,160	$5,838
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2022		As of December 31, 2021
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2	Level 3	Level 2	Level 3
Derivative assets:
Interest rate contracts	$44	$—	$6	$—
Other financial instruments (b)	—	21	—	25
Total assets	$44	$21	$6	$25
Derivative liabilities:
Commodity contracts	$—	$353	$—	$179
Interest rate contracts	2	—	63	—
Total liabilities	$2	$353	$63	$179
(a) There were no derivative assets classified as Level 1 or Level 3 and no liabilities classified as Level 1 as of June 30, 2022 and December 31, 2021.
(b) SREC contract.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(280)	$(39)	$(154)	$(15)
Total losses for the period included in earnings	(74)	(33)	(184)	(57)
Additions due to loss of NPNS exception	—	—	(22)	—
Purchases	—	(9)	—	(9)
Settlements	22	2	28	2
Ending balance	$(332)	$(79)	$(332)	$(79)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of June 30, 2022	$(74)		$(184)

Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of June 30, 2022, contracts valued with prices provided by models and other valuation techniques make up 99% of derivative liabilities and 100% of other financial instruments.
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
The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions as of June 30, 2022:

	June 30, 2022
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Commodity Contracts	$—	$353	Discounted Cash Flow	Forward Market Price (per MWh)	$21.68	$109.37	$39.23
Other Financial Instruments	21	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	58,539 MWh	117,078 MWh	114,223 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2022:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of June 30, 2022, the non-performance reserve was a $47 million gain recorded primarily to total operating revenues in the consolidated statement of income. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed under Item 15 — Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s 2021 Form 10-K, the following item is a discussion of the concentration of credit risk for the Company’s financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) monitoring of counterparties' credit limits on as needed basis; (iii) as applicable, the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.

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
Note 6 — Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company’s 2021 Form 10-K.
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of June 30, 2022, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodities
As of June 30, 2022, the Company had energy-related derivative instruments extending through 2033. At June 30, 2022, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity as of June 30, 2022 and December 31, 2021:

		Total Volume
		June 30, 2022	December 31, 2021
Commodity	Units	(In millions)
Natural Gas	MMBtu	—	2
Power	MWh	(19)	(17)
Interest	Dollars	$1,200	$1,326

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$2	$—	$—	$5
Interest rate contracts long-term	8	2	—	3
Total Derivatives Designated as Cash Flow Hedges	$10	$2	$—	$8
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$7	$—	$1	$17
Interest rate contracts long-term	27	4	1	38
Commodity contracts current	—	—	74	24
Commodity contracts long-term	—	—	279	155
Total Derivatives Not Designated as Cash Flow Hedges	$34	$4	$355	$234
Total Derivatives	$44	$6	$355	$242
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of June 30, 2022 and December 31, 2021, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of June 30, 2022	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(353)	$—	$(353)
Total commodity contracts	$(353)	$—	$(353)
Interest rate contracts
Derivative assets	$44	$(2)	$42
Derivative liabilities	(2)	2	—
Total interest rate contracts	$42	$—	$42
Total derivative instruments	$(311)	$—	$(311)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2021	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(179)	$—	$(179)
Total commodity contracts	$(179)	$—	$(179)
Interest rate contracts:
Derivative assets	$6	$(5)	$1
Derivative liabilities	(63)	5	(58)
Total interest rate contracts	$(57)	$—	$(57)
Total derivative instruments	$(236)	$—	$(236)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated OCI (OCL) balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Accumulated OCI (OCL) beginning balance	$3	$(22)	$(13)	$(35)
Reclassified from accumulated OCI (OCL) to income due to realization of previously deferred amounts	2	3	5	6
Mark-to-market of cash flow hedge accounting contracts	5	(3)	18	7
Accumulated OCI (OCL) ending balance	10	(22)	10	(22)
Accumulated OCI attributable to noncontrolling interests	4	—	4	—
Accumulated OCI (OCL) attributable to Clearway Energy LLC	$6	$(22)	$6	$(22)
Losses expected to be realized from OCI during the next 12 months	$(1)		$(1)
Amounts reclassified from accumulated OCI (OCL) into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Income
Mark-to-market gains and losses related to the Company’s derivatives are recorded in the consolidated statements of income as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Interest Rate Contracts (Interest expense)	$36	$(11)	$77	$36
Commodity Contracts (Mark-to-market for economic hedging activities) (a)	(49)	(28)	(174)	(50)
(a) Relates to long-term commodity contracts at Elbow Creek Wind Project LLC, or Elbow Creek, Mesquite Star, Mt. Storm, Langford and Mesquite Sky and gains or losses are recognized in operating revenues. During the six months ended June 30, 2022, the commodity contract for Langford, which previously met the NPNS exception, no longer qualified for NPNS treatment and, accordingly, is accounted for as a derivative and marked to market value through operating revenues.
Prior to the Thermal Disposition, which is further described in Note 3, Acquisitions and Dispositions, a portion of the Company’s derivative commodity contracts were related to its Thermal Business for the purchase of fuel/electricity commodities based on the forecasted usage of the thermal district energy centers. Realized gains and losses on these contracts were reflected in the fuel costs that were permitted to be billed to customers through the related customer contracts or tariffs and, accordingly, no gains or losses were reflected in the consolidated statements of income for these contracts through the period that the Company owned the Thermal Business.
See Note 5, Fair Value of Financial Instruments, for a discussion regarding concentration of credit risk.

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2021 Form 10-K. The Company’s borrowings, including short-term and long-term portions consisted of the following:

(In millions, except rates)	June 30, 2022	December 31, 2021	June 30, 2022 interest rate % (a)	Letters of Credit Outstanding at June 30, 2022
Intercompany Note with Clearway Energy, Inc.	$—	$1	2.210
2028 Senior Notes	850	850	4.750
2031 Senior Notes	925	925	3.750
2032 Senior Notes	350	350	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (b)	—	245	L+1.750	$87
Bridge Loan, due 2022 (c)	—	335	S+1.250
Project-level debt:
Agua Caliente Solar LLC, due 2037	677	684	2.395 - 3.633	45
Alta Wind Asset Management LLC, due 2031	12	13	L+2.625	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	727	756	5.696 - 7.015	22
Alta Wind Realty Investments LLC, due 2031	23	24	7.000	—
Borrego, due 2024 and 2038	54	54	Various	—
Buckthorn Solar, due 2025	122	123	L+1.750	23
Carlsbad Energy Holdings LLC, due 2027	136	136	L+1.750	82
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, due 2038	203	205	4.210	10
CVSR, due 2037	638	652	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	160	169	4.680	13
DG-CS Master Borrower LLC, due 2040	434	441	3.510	30
El Segundo Energy Center, due 2023	154	193	L+1.875 - L+2.500	138
Kawailoa Solar Portfolio LLC, due 2026	78	78	L+1.375	15
Laredo Ridge, due 2028 (d)	—	72	L+2.125	—
Marsh Landing, due 2023	65	84	L+2.375	73
Mililani I, due 2022 and 2024	98	—	L+1.000 - L+1.250	2
NIMH Solar, due 2024	171	176	L+2.000	16
Oahu Solar Holdings LLC, due 2026	85	86	L+1.375	11
Rosie Class B LLC, due 2027	78	78	L+1.750	17
Tapestry Wind LLC, due 2031 (d)	—	85	L+1.375	—
Utah Solar Holdings, due 2036	267	273	3.590	15
Viento Funding II, LLC, due 2023 and 2029 (d)	188	29	S+1.475	26
Walnut Creek, due 2023	55	74	L+1.750	133
WCEP Holdings, LLC, due 2023	28	30	L+3.000	—
Other	142	151	Various	191
Subtotal project-level debt:	5,002	5,073
Total debt	7,127	7,779
Less current maturities	(457)	(773)
Less net debt issuance costs	(69)	(71)
Add premiums (e)	4	4
Total long-term debt	$6,605	$6,939
(a) As of June 30, 2022, L+ equals 3 month LIBOR plus x%, except Clearway Energy Operating LLC Revolving Credit Facility, due 2023, Marsh Landing, due 2023, Mililani I, due 2022 and 2024, and Walnut Creek, due 2023, where L+ equals 1 month LIBOR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) S+ equals SOFR, plus x%.
(d) Laredo Ridge, due 2028; Tapestry Wind, LLC, due 2031; and Viento Funding II, LLC, due 2023 project-level debt were repaid on March 16, 2022 totaling $186 million and was replaced with $190 million in new project-level debt under Viento Funding II, LLC that was obtained on March 16, 2022 and is due in 2029, as discussed further below.
(e) Premiums relate to the 2028 Senior Notes.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of June 30, 2022, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the six months ended June 30, 2022.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of June 30, 2022, the Company had no outstanding borrowings under the revolving credit facility and $87 million in letters of credit outstanding. During the six months ended June 30, 2022, the Company borrowed $80 million under the revolving credit facility and repaid $325 million, $305 million of which was repaid on May 3, 2022, utilizing the proceeds received from the Thermal Disposition.
Bridge Loan Agreement
On May 3, 2022, the Company repaid the $335 million in outstanding borrowings under the Bridge Loan Agreement utilizing proceeds received from the Thermal Disposition, as further described in Note 3, Acquisitions and Dispositions.
Project-level Debt
Mililani I
On March 25, 2022, as part of the acquisition of Mililani I, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement which included a $16 million construction loan that converts to a term loan upon completion of construction, $60 million tax equity bridge loan and a $27 million sponsor equity bridge loan. The sponsor equity bridge loan was repaid at acquisition date, utilizing $14 million from the cash equity investor, as well as $15 million of the Company’s acquisition price, which was contributed back by CEG, and $2 million was utilized to pay associated fees. The tax equity bridge loan will be repaid with the final proceeds from the tax equity investor that will be received when Mililani I achieves substantial completion, which is expected to occur in the second half of 2022. Subsequent to the Mililani I acquisition, the Company borrowed an additional $22 million in construction loans. As of June 30, 2022, the Company had $38 million in outstanding construction loans in addition to the $60 million tax equity bridge loan referenced above.
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

Note 8 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company’s businesses are segregated based on conventional power generation, renewable businesses which consist of solar and wind, and the Thermal Business, which was sold to KKR on May 1, 2022, as further described in Note 3, Acquisitions and Dispositions. The Corporate segment reflects the Company’s corporate costs and includes eliminating entries. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, and CAFD, as well as net income (loss).

	Three months ended June 30, 2022
(In millions)	Conventional Generation	Renewables	Thermal (a)	Corporate (b)	Total
Operating revenues	$103	$247	$18	$—	$368
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	28	73	11	—	112
Depreciation, amortization and accretion	33	93	—	—	126
General and administrative	—	—	1	8	9
Transaction and integration costs	—	—	—	3	3
Development costs	—	—	1	—	1
Total operating costs and expenses	61	166	13	11	251
Gain on sale of business	—	—	—	1,291	1,291
Operating income	42	81	5	1,280	1,408
Equity in earnings of unconsolidated affiliates	1	9	—	—	10
Other income, net	—	4	—	1	5
Interest expense	(10)	(11)	(1)	(25)	(47)
Net Income	$33	$83	$4	$1,256	$1,376
Total Assets (a)	$2,363	$9,446	$—	$839	$12,648
(a) The Thermal Business was sold on May 1, 2022.
(b) Includes eliminations.

	Three months ended June 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$109	$222	$49	$—	$380
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	23	54	31	(1)	107
Depreciation, amortization and accretion	31	89	8	—	128
General and administrative	—	1	—	8	9
Transaction and integration costs	—	—	—	1	1
Development costs	—	—	1	—	1
Operating income (loss)	55	78	9	(8)	134
Equity in earnings of unconsolidated affiliates	2	6		—	8
Other (expense) income, net	(1)	1	1	—	1
Interest expense	(16)	(58)	(4)	(25)	(103)
Net Income (Loss)	$40	$27	$6	$(33)	$40

	Six months ended June 30, 2022
(In millions)	Conventional Generation	Renewables	Thermal (a)	Corporate (b)	Total
Operating revenues	$211	$294	$77	$—	$582
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	49	141	50	—	240
Depreciation, amortization and accretion	66	184	—	—	250
General and administrative	—	—	2	19	21
Transaction and integration costs	—	—	—	5	5
Development costs	—	—	2	—	2
Total operating costs and expenses	115	325	54	24	518
Gain on sale of business	—	—	—	1,291	1,291
Operating income (loss)	96	(31)	23	1,267	1,355
Equity in earnings of unconsolidated affiliates	2	12	—	—	14
Other income, net	—	4	—	1	5
Loss on debt extinguishment	—	(2)	—	—	(2)
Interest expense	(18)	(19)	(6)	(51)	(94)
Net Income	$80	$(36)	$17	$1,217	$1,278
(a) The Thermal Business was sold on May 1, 2022.
(b) Includes eliminations.

	Six months ended June 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$211	$308	$98	$—	$617
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	50	106	62	(1)	217
Depreciation, amortization and accretion	65	176	15	—	256
General and administrative	—	1	1	17	19
Transaction and integration costs	—	—	—	3	3
Development costs	—	—	2	—	2
Operating income (loss)	96	25	18	(19)	120
Equity in earnings of unconsolidated affiliates	4	8	—	—	12
Other income, net	—	1	1	—	2
Loss on debt extinguishment	—	(1)	—	(41)	(42)
Interest expense	(27)	(62)	(9)	(50)	(148)
Net Income (Loss)	$73	$(29)	$10	$(110)	$(56)
Note 9 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of CEG provide services to the Company and its project entities. Amounts due to CEG subsidiaries are recorded as accounts payable — affiliates and amounts due to the Company from CEG subsidiaries are recorded as accounts receivable — affiliates in the Company’s consolidated balance sheets. The disclosures below summarize the Company’s material related party transactions with CEG and its subsidiaries that are included in the Company’s operating costs.
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $15 million and $14 million for the three months ended June 30, 2022 and 2021, respectively. The Company incurred total expenses for these services of $30 million and $27 million for the six months ended June 30, 2022 and 2021, respectively. There was a balance of $9 million due to RENOM as of both June 30, 2022 and December 31, 2021.

Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $5 million and $4 million for the three months ended June 30, 2022 and 2021, respectively. The Company incurred expenses under these agreements of $8 million and $7 million for the six months ended June 30, 2022 and 2021, respectively. There was a balance of $2 million due to CEG as of both June 30, 2022 and December 31, 2021.
CEG Master Services Agreements
The Company is a party to Master Services Agreements with CEG, or MSAs, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. The Company incurred net expenses of $1 million under these agreements for both the three months ended June 30, 2022, and 2021. The Company incurred net expenses of $2 million under these agreements for both the six months ended June 30, 2022, and 2021.
Note 10 — Contingencies
This note should be read in conjunction with the complete description under Item 15 — Note 14, Commitments and Contingencies, to the consolidated financial statements included in the Company’s 2021 Form 10-K.
The Company’s material legal proceedings are described below. The Company believes that it has valid defenses to these legal proceedings and intends to defend them vigorously. The Company records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As applicable, the Company has established an adequate reserve for the matters discussed below. In addition, legal costs are expensed as incurred. Management assesses such matters based on current information and makes a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. The Company is unable to predict the outcome of the legal proceedings below or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company’s liabilities and contingencies could be at amounts that are different from its currently recorded reserves and that such difference could be material.
In addition to the legal proceedings noted below, the Company and its subsidiaries are party to other litigation or legal proceedings arising in the ordinary course of business. In management’s opinion, the disposition of these ordinary course matters will not materially adversely affect the Company’s consolidated financial position, results of operations, or cash flows.
Buckthorn Solar Litigation
On October 8, 2019, the City of Georgetown, Texas, or Georgetown, filed a petition in the District Court of Williamson County, Texas naming Buckthorn Westex, LLC, the Company’s subsidiary that owns the Buckthorn Westex solar project, as the defendant, alleging fraud by nondisclosure and breach of contract in connection with the project and the PPA, and seeking (i) rescission and/or cancellation of the PPA, (ii) declaratory judgment that the alleged breaches constitute an event of default under the PPA entitling Georgetown to terminate, and (iii) recovery of all damages, costs of court, and attorneys’ fees. On November 15, 2019, Buckthorn Westex filed an original answer and counterclaims (i) denying Georgetown’s claims, (ii) alleging Georgetown has breached its contracts with Buckthorn Westex by failing to pay amounts due, and (iii) seeking relief in the form of (x) declaratory judgment that Georgetown’s alleged failure to pay amounts due constitute breaches of and an event of default under the PPA and that Buckthorn did not commit any events of default under the PPA, (y) recovery of costs, expenses, interest, and attorneys’ fees, and (z) such other relief to which it is entitled at law or in equity. The case is currently in discovery and is expected to proceed to trial in June 2023. Buckthorn Westex believes the allegations of Georgetown are meritless, and Buckthorn Westex is vigorously defending its rights under the PPA.

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company’s historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company’s consolidated financial statements to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2022 and 2021. Also refer to the Company’s 2021 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition.
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
•Known trends that may affect the Company’s results of operations and financial condition in the future; and
•Critical accounting policies which are most important to both the portrayal of the Company’s financial condition and results of operations, and which require management's most difficult, subjective or complex judgment.

Executive Summary
Introduction and Overview
Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, is an energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. The Company is indirectly owned by Global Infrastructure Partners, or GIP. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. The Company is sponsored by GIP through GIP's portfolio company, Clearway Energy Group LLC, or CEG. On May 25, 2022, TotalEnergies entered into an agreement to acquire 50% of GIP’s interest in CEG. The closing of the transaction is subject to customary conditions, including regulatory approvals, and is expected to close in the second half of 2022.
The Company is one of the largest renewable energy owners in the U.S. with over 5,000 net MW of installed wind and solar generation projects. The Company’s over 7,500 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to increase distributions to its unit holders. Substantially all of the Company’s generation assets are under long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 11 years as of June 30, 2022 based on CAFD.
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR. For further details of the Thermal Disposition, refer to Note 3, Acquisitions and Dispositions.
As of June 30, 2022, the Company’s operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Expiration
Conventional
Carlsbad	100%	527	San Diego Gas & Electric	2038
El Segundo	100%	550	SCE	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Various	2023 - 2030
Walnut Creek	100%	485	SCE	2023 - 2026
Total Conventional		2,472
Utility Scale Solar
Agua Caliente	51%	148	PG&E	2039
Alpine	100%	66	PG&E	2033
Avenal	50%	23	PG&E	2031
Avra Valley	100%	27	Tucson Electric Power	2032
Blythe	100%	21	SCE	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	154	City of Georgetown, TX	2043
CVSR	100%	250	PG&E	2038
Desert Sunlight 250	25%	63	SCE	2034
Desert Sunlight 300	25%	75	PG&E	2039
Kansas South	100%	20	PG&E	2033
Kawailoa (b)	48%	24	Hawaiian Electric Company	2041
Oahu Solar Projects (b)	95%	58	Hawaiian Electric Company	2041
Roadrunner	100%	20	El Paso Electric	2031
Rosamond Central (b)	50%	96	Various	2035 - 2047
TA High Desert	100%	20	SCE	2033
Utah Solar Portfolio	100%	530	PacifiCorp	2036
Total Utility Scale Solar		1,621
Distributed Solar
DGPV Fund Projects (b)	100%	286	Various	2030 - 2044
Solar Power Partners (SPP) Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	21	Various	2023 -2039
Total Distributed Solar		332

Projects	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Expiration
Wind
Alta I	100%	150	SCE	2035
Alta II	100%	150	SCE	2035
Alta III	100%	150	SCE	2035
Alta IV	100%	102	SCE	2035
Alta V	100%	168	SCE	2035
Alta X (b)	100%	137	SCE	2038
Alta XI (b)	100%	90	SCE	2038
Black Rock (b)	50%	58	Toyota and AEP	2036
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b)	100%	122	Various	2029
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2022
Goat Wind	100%	150	Dow Pipeline Company	2025
Hardin	99%	15	Interstate Power and Light Company	2027
Langford (b)	100%	160	Goldman Sachs	2033
Laredo Ridge	100%	81	Nebraska Public Power District	2031
Lookout (b)	100%	38	Southern Maryland Electric Cooperative	2030
Mesquite Sky (b)	50%	170	Various	2033 - 2036
Mesquite Star (b)	50%	210	Various	2032 - 2035
Mt. Storm	100%	264	Citigroup	2031
Ocotillo	100%	59	N/A
Odin	99.9%	21	Missouri River Energy Services	2028
Pinnacle (b)	100%	54	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (c)	100%	160	Avista Corporation	2040
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	Southwestern Public Service Company	2027
Total Wind		3,285
Total net generation capacity		7,710

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company’s percentage ownership in the facility as of June 30, 2022.
(b) Projects are part of tax equity arrangements and ownership percentage is based on cash to be distributed, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
(c) Rattlesnake has a deliverable capacity of 144 MW.

Significant Events
Thermal Disposition
•On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR for net proceeds of approximately $1.46 billion, inclusive of working capital adjustments, which excludes approximately $18 million in transaction expenses that were incurred in connection with the disposition. The transaction resulted in a gain on sale of business of approximately $1.29 billion, which is net of the $18 million in transaction expenses referenced above. The proceeds from the sale were utilized to repay certain borrowings outstanding, as described under “Corporate Financing Activities” below, with the remaining proceeds invested in short-term investments classified as cash and cash equivalents on the Company’s consolidated balance sheet as of June 30, 2022.
Capistrano Portfolio Acquisition
•On June 23, 2022, an indirect subsidiary of the Company entered into a binding agreement to acquire the Capistrano Portfolio from Capistrano Wind Partners, LLC, an indirect subsidiary of CEG, for cash consideration of $255 million, plus the assumption of $160 million of non-recourse debt, subject to working capital and other closing adjustments. The Capistrano Portfolio consists of five wind projects located in Texas, Nebraska and Wyoming with a combined capacity of 413 MW. Concurrent with the acquisition, the Company has also entered into a development agreement with CEG, whereby CEG will pay $10 million to the Company to partially fund the acquisition of the Capistrano Portfolio for an exclusive right to develop, construct and repower the projects in the Capistrano Portfolio, or the Rights Fee. After factoring in estimated closing adjustments, proceeds from the Rights Fee and new non-recourse debt, the Company expects its long-term corporate capital commitment to acquire the Capistrano Portfolio to be between approximately $110 and $130 million, which the Company expects to fund with cash on hand. The transaction is subject to customary regulatory approvals and is expected to close in the second half of 2022.
Drop Down Transactions
•On March 25, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Mililani BL Borrower Holdco LLC, the indirect owner of the Mililani I solar project, a 39 MW Solar project with 156 MWh of storage capacity that is currently under construction, located in Oahu, Hawaii, from Clearway Renew LLC, a subsidiary of CEG, for cash consideration of $22 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration of $14 million utilized to acquire their portion of the acquired entity. Mililani BL Borrower Holdco LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Mililani TE Holdco LLC, which directly holds the Mililani I solar project. Mililani I has a 20-year power purchase agreement with an investment-grade utility that commenced in July 2022. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Mililani I, the Company assumed the project’s financing agreement which included a $16 million construction loan that converts to a term loan upon completion of construction, $60 million tax equity bridge loan and a $27 million sponsor equity bridge loan. The sponsor equity bridge loan was repaid at acquisition date, utilizing $14 million from the cash equity investor, as well as $15 million of the Company’s acquisition price, which was contributed back by CEG, and $2 million was utilized to pay associated fees. The tax equity bridge loan will be repaid with the final proceeds from the tax equity investor that will be received when Mililani I achieves substantial completion, which is expected to occur in the second half of 2022.
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
Marsh Landing Resource Adequacy Agreements
•In July 2022, the Company contracted with several load serving entities to sell the remaining 20% of Marsh Landing’s available capacity commencing in May 2023. The agreements are for approximately three and a half years. Marsh Landing’s capacity is now 100% contracted for a weighted average contract tenor of approximately four years commencing in May 2023.

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
As of the date of this report, the Company has not experienced any material financial or operational impacts related to COVID-19, or variants thereof. All of the Company’s facilities have remained operational. The Company will continue to assess any financial or operational impacts based on any future developments. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part I, Item 1A, Risk Factors, of the Company’s 2021 Form 10-K.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended June 30,			Six months ended June 30,
(In millions)	2022	2021	Change	2022	2021	Change
Operating Revenues
Energy and capacity revenues	$431	$420	$11	$791	$696	$95
Other revenues	30	28	2	52	45	7
Contract amortization	(41)	(37)	(4)	(83)	(69)	(14)
Mark-to-market for economic hedges	(52)	(31)	(21)	(178)	(55)	(123)
Total operating revenues	368	380	(12)	582	617	(35)
Operating Costs and Expenses
Cost of fuels	7	16	(9)	29	35	(6)
Operations and maintenance	76	69	7	152	137	15
Other costs of operations	29	22	7	59	45	14
Depreciation, amortization and accretion	126	128	(2)	250	256	(6)
General and administrative	9	9	—	21	19	2
Transaction and integration costs	3	1	2	5	3	2
Development costs	1	1	—	2	2	—
Total operating costs and expenses	251	246	5	518	497	21
Gain on sale of business	1,291	—	1,291	1,291	—	1,291
Operating Income	1,408	134	1,274	1,355	120	1,235
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	10	8	2	14	12	2
Other income, net	5	1	4	5	2	3
Loss on debt extinguishment	—	—	—	(2)	(42)	40
Derivative interest income (expense)	36	(11)	47	77	36	41
Other interest expense	(83)	(92)	9	(171)	(184)	13
Total other expense, net	(32)	(94)	62	(77)	(176)	99
Net Income (Loss)	1,376	40	1,336	1,278	(56)	1,334
Less: Loss attributable to noncontrolling interests and redeemable noncontrolling interests	(6)	(35)	29	(46)	(102)	56
Net Income Attributable to Clearway Energy LLC	$1,382	$75	$1,307	$1,324	$46	$1,278

	Three months ended June 30,		Six months ended June 30,
Business metrics:	2022	2021	2022	2021
Renewables MWh generated/sold (in thousands) (a)	4,416	3,370	7,735	5,900
Thermal MWt sold (in thousands) (b)	183	457	835	1,068
Thermal MWh sold (in thousands) (b)	5	13	19	26
Conventional MWh generated (in thousands) (a) (c)	289	282	421	447
Conventional equivalent availability factor	88.3%	97.2%	91.8%	90.2%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR.
(c) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended June 30, 2022 and 2021
Operating Revenues
Operating revenues decreased by $12 million during the three months ended June 30, 2022, compared to the same period in 2021, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase primarily due to the acquisitions of the Utah Solar Portfolio in December 2021 and Mt. Storm in April 2021, along with increased wind generation at Alta and various other wind facilities	$51
Conventional Segment	Decrease driven by the timing of annual planned maintenance outages at the El Segundo facility	(6)
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022	(32)
Mark-to-market for economic hedges	Increase in unrealized losses from changes in the fair value of commodity contracts, primarily driven by the 2021 acquisitions of Mesquite Sky and Mt. Storm and the mark-to-market of the Langford commodity contract, which previously qualified for the NPNS exception	(21)
Contract amortization	Increase primarily driven by amortization of the intangible assets for power purchase agreements related to the 2021 acquisition of the Utah Solar Portfolio	(4)
		$(12)
Cost of Fuels
Cost of fuels decreased by $9 million during the three months ended June 30, 2022, compared to the same period in 2021, due to the sale of the Thermal Business on May 1, 2022, as further described in Note 3, Acquisitions and Dispositions.
Operations and Maintenance Expense
Operations and maintenance expense increased by $7 million during the three months ended June 30, 2022, compared to the same period in 2021, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase primarily from the 2021 acquisitions of the Utah Solar Portfolio, Mesquite Sky, Black Rock and Mt. Storm.	$10
Conventional Segment	Increase primarily driven by the timing of the annual planned maintenance outages at El Segundo	5
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022	(8)
		$7
Other Costs of Operations Expense
Other cost of operations increased $7 million during the three months ended June 30, 2022, compared to the same period in 2021, primarily from the 2021 acquisitions of Mt. Storm, Mesquite Sky, Black Rock and the Utah Solar Portfolio, as well as the timing of property tax payments.
Gain on Sale of Business
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR resulting in a gain on sale of business of approximately $1.29 billion, as further described in Note 3, Acquisitions and Dispositions.

Interest Expense
Interest expense decreased by $56 million during the three months ended June 30, 2022, compared to the same period in 2021, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps	$(48)
Decrease in interest expense due to decreased principal balances of project-level debt	(5)
Decrease in interest due to the sale of the Thermal Business on May 1, 2022	(3)
$(56)
Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the three months ended June 30, 2022, the Company had a loss of $6 million attributable to noncontrolling interests and redeemable noncontrolling interests with respect to its tax equity financing arrangements and application of the HLBV method.
For the three months ended June 30, 2021, the Company had a loss of $35 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of HLBV	$(36)
Income attributable to third-party partnerships	1
$(35)

Management’s Discussion of the Results of Operations for the Six Months Ended June 30, 2022 and 2021
Operating Revenues
Operating revenues decreased by $35 million during the six months ended June 30, 2022, compared to the same period in 2021, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase due to a loss of $50 million in February 2021 related to net settlements of obligations for wind facilities that were unable to produce the required output during extreme weather conditions in Texas, as well as the 2021 acquisitions of the Utah Solar Portfolio, Agua Caliente, Mesquite Sky, Black Rock and Mt. Storm	$125
Thermal Segment	Decrease due to the sale of the Thermal business on May 1, 2022	(23)
Mark-to-market economic hedging activities	Increase in unrealized losses from changes in the fair value of commodity contracts, primarily driven by an increase in forward power prices in the ERCOT and PJM markets, as well as the 2021 acquisitions of Mt. Storm and Mesquite Sky and the mark-to-market of the Langford commodity contract, which previously qualified for the NPNS exception	(123)
Contract amortization	Increase primarily driven by amortization of the intangible assets for power purchase agreements related to the 2021 acquisitions of Agua Caliente and the Utah Solar Portfolio	(14)
		$(35)
Cost of Fuels

Cost of fuels decreased by $6 million during the six months ended June 30, 2022, compared to the same period in 2021, due to the sale of the Thermal Business on May 1, 2022, as further described in Note 3, Acquisitions and Dispositions.
Operations and Maintenance Expense
Operations and maintenance expense increased by $15 million during the six months ended June 30, 2022, compared to the same period in 2021, primarily due to the 2021 acquisitions of the Utah Solar Portfolio, Mesquite Sky, Black Rock and Mt. Storm, partially offset by the sale of the Thermal Business on May 1, 2022, as further described in Note 3, Acquisitions and Dispositions.
Other Costs of Operations Expense
Other costs of operations expense increased by $14 million during the six months ended June 30, 2022, compared to the same period in 2021, primarily from the 2021 acquisitions of Mt. Storm, Mesquite Sky, Black Rock and the Utah Solar Portfolio, as well as the timing of property tax payments and refunds for certain projects.
Gain on Sale of Business
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR resulting in a gain on sale of business of approximately $1.29 billion, as further described in Note 3, Acquisitions and Dispositions.
Loss on Debt Extinguishment
The Company recorded a loss on debt extinguishment of $2 million during the six months ended June 30, 2022, which reflects the write-off of previously deferred finance costs related to the Laredo Ridge, Tapestry Wind LLC and Viento Funding II, LLC, as further described in Note 7, Long-term Debt.
The Company recorded a loss on debt extinguishment of $42 million during the six months ended, June 30, 2021, which primarily reflects the write-off of previously deferred finance costs and payment of premiums related to the redemption of the 2025 Senior Notes.

Interest Expense
Interest expense decreased by $54 million during the six months ended June 30, 2022, compared to the same period in 2021, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps	$(43)
Decrease in interest expense due to decreased principal balances of project-level debt	(9)
Decrease in interest expense due to the sale of the Thermal Business on May 1, 2022	(3)
Amortization of deferred financing costs related to the Bridge Loan that was entered into during the fourth quarter of 2021 and paid in full on May 3, 2022	1
$(54)
Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the six months ended June 30, 2022, the Company had a loss of $46 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of HLBV	$(24)
Losses attributable to third-party partnerships	(22)
$(46)
For the six months ended June 30, 2021, the Company had a loss of $102 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of HLBV	$(77)
Losses attributable to third-party partnerships	(25)
$(102)

Liquidity and Capital Resources
The Company’s principal liquidity requirements are to meet its financial commitments, finance current operations, fund capital expenditures, including acquisitions from time to time, service debt and pay distributions. As a normal part of the Company’s business, depending on market conditions, the Company will from time to time consider opportunities to repay, redeem, repurchase or refinance its indebtedness. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause the Company to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.
Current Liquidity Position
As of June 30, 2022 and December 31, 2021, the Company’s liquidity was approximately $1.70 billion and $821 million, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

(In millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$820	$33
Subsidiaries	135	146
Restricted cash:
Operating accounts	143	246
Reserves, including debt service, distributions, performance obligations and other reserves	190	229
Total cash, cash equivalents and restricted cash	$1,288	$654
Revolving credit facility availability	408	167
Total liquidity	$1,696	$821
The Company’s liquidity includes $333 million and $475 million of restricted cash balances as of June 30, 2022 and December 31, 2021, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s projects that are restricted in their use. As of June 30, 2022, these restricted funds were comprised of $143 million designated to fund operating expenses, approximately $42 million designated for current debt service payments and $122 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $26 million is held in distribution reserve accounts.
As of June 30, 2022, the Company had no outstanding borrowings under the revolving credit facility and $87 million in letters of credit outstanding. During the six months ended June 30, 2022, the Company borrowed $80 million under the revolving credit facility and repaid $325 million, $305 million of which was repaid on May 3, 2022, utilizing the proceeds received from the Thermal Disposition. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
Management believes that the Company’s liquidity position, cash flows from operations, and availability under its revolving credit facility will be adequate to meet the Company’s financial commitments; debt service obligations; growth, operating and maintenance capital expenditures; and to fund distributions to Clearway Energy, Inc. and CEG.  Management continues to regularly monitor the Company’s ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management.
Sources of Liquidity
The Company’s principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Note 7, Long-term Debt, to this Form 10-Q and Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2021 Form 10-K, the Company’s financing arrangements consist of corporate level debt, which includes Senior Notes and the revolving credit facility; the ATM Programs; and project-level financings for its various assets.

Thermal Disposition
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR for net proceeds of approximately $1.46 billion, inclusive of working capital adjustments, which excludes approximately $18 million in transaction expenses that were incurred in connection with the disposition. The transaction resulted in a gain on sale of business of approximately $1.29 billion, which is net of the $18 million in transaction expenses referenced above. The proceeds from the sale were utilized to repay certain borrowings outstanding, as further described in Note 7, Long-term Debt, with the remaining proceeds invested in short-term investments classified as cash and cash equivalents on the Company’s consolidated balance sheet as of June 30, 2022.
Credit Ratings
Credit rating agencies rate a firm’s public debt securities. These ratings are utilized by the debt markets in evaluating a firm’s credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Company’s ability to pay principal, interest and preferred dividends. Rating agencies evaluate a firm’s industry, cash flow, leverage, liquidity and hedge profile, among other factors, in their credit analysis of a firm’s credit risk. As of June 30, 2022, the Company’s 2028 Senior Notes, 2031 Senior Notes and 2032 Senior Notes were rated BB by S&P and Ba2 by Moody’s.
Uses of Liquidity
The Company’s requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 7, Long-term Debt, to the consolidated financial statements; (ii) capital expenditures; (iii) off-balance sheet arrangements; (iv) acquisitions and investments; and (v) distributions.
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
For the six months ended June 30, 2022, the Company used approximately $81 million to fund capital expenditures, including growth expenditures of $65 million in the Renewables segment, funded through construction-related financing. Renewables segment capital expenditures included $21 million incurred in connection with the Mililani solar project, $21 million incurred in connection with the Mesquite Sky wind project, $13 million incurred in connection with the Black Rock wind project, $5 million incurred in connection with the Rattlesnake wind project and $5 million incurred by other wind and solar projects. Prior to the sale of the Thermal Business on May 1, 2022, the Company incurred $4 million of growth capital expenditures in the Thermal segment in connection with various development projects. In addition, the Company incurred $12 million in maintenance capital expenditures. The Company estimates $30 million of maintenance expenditures for 2022. These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its business.
Capistrano Portfolio Acquisition — On June 23, 2022, an indirect subsidiary of the Company entered into a binding agreement to acquire the Capistrano Portfolio from Capistrano Wind Partners, LLC, an indirect subsidiary of CEG, for cash consideration of $255 million, plus the assumption of $160 million of non-recourse debt, subject to working capital and other closing adjustments. The Capistrano Portfolio consists of five wind projects located in Texas, Nebraska and Wyoming with a combined capacity of 413 MW. Concurrent with the acquisition, the Company has also entered into a development agreement with CEG, whereby CEG will pay $10 million to the Company to partially fund the acquisition of the Capistrano Portfolio for an exclusive right to develop, construct and repower the projects in the Capistrano Portfolio, or the Rights Fee. After factoring in estimated closing adjustments, proceeds from the Rights Fee and new non-recourse debt, the Company expects its long-term corporate capital commitment to acquire the Capistrano Portfolio to be between approximately $110 and $130 million, which the Company expects to fund with cash on hand. The transaction is subject to customary regulatory approvals and is expected to close in the second half of 2022.

Mililani I Drop Down — On March 25, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Mililani BL Borrower Holdco LLC, the indirect owner of the Mililani I solar project, a 39 MW Solar project with 156 MWh of storage capacity that is currently under construction, located in Oahu, Hawaii, from Clearway Renew LLC, a subsidiary of CEG, for cash consideration of $22 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration of $14 million utilized to acquire their portion of the acquired entity. Mililani BL Borrower Holdco LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Mililani TE Holdco LLC, which directly holds the Mililani I solar project. Mililani I has a 20-year power purchase agreement with an investment-grade utility that commenced in July 2022. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Mililani I, the Company assumed the project’s financing agreement which included a $16 million construction loan that converts to a term loan upon completion of construction, $60 million tax equity bridge loan and a $27 million sponsor equity bridge loan. The sponsor equity bridge loan was repaid at acquisition date, utilizing $14 million from the cash equity investor, as well as $15 million of the Company’s acquisition price, which was contributed back by CEG, and $2 million was utilized to pay associated fees. The tax equity bridge loan will be repaid with the final proceeds from the tax equity investor that will be received when Mililani I achieves substantial completion, which is expected to occur in the second half of 2022.
Black Rock Drop Down — In February 2022, in connection with the Company’s 2021 acquisition of the Class B membership interests in Black Rock Wind Holding LLC, through its indirect subsidiary Lighthouse Renewable Holding Sub LLC, from Clearway Renew LLC, as subsidiary of CEG, the Company paid an additional $23 million as final funding after all remaining turbines of the Black Rock wind project became operational. Concurrent with the final funding, the $59 million that was contributed in 2021 by third-party investors, consisting of $36 million contributed by the cash equity investor and $23 million contributed by the tax equity investor, was released to Clearway Renew LLC.
Bridge Loan Agreement
On May 3, 2022, the Company repaid the $335 million in outstanding borrowings under the Bridge Loan Agreement utilizing proceeds received from the Thermal Disposition.
Cash Distributions to Clearway Energy, Inc. and CEG
The Company intends to distribute to its unit holders in the form of a quarterly distribution all of the CAFD it generates each quarter, less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. Distributions on the Company’s units are subject to available capital, market conditions and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash distributions will continue to be paid in the foreseeable future.
The following table lists the distributions paid on the Company’s Class A, B, C and D units during the six months ended June 30, 2022:

	Second Quarter 2022	First Quarter 2022
Distributions per Class A, B, C and D unit	$0.3536	$0.3468
On August 1, 2022, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.3604 per unit payable on September 15, 2022 to unit holders of record as of September 1, 2022.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
As of June 30, 2022, the Company has several investments with an ownership interest percentage of 50% or less in energy and an energy-related entity that is accounted for under the equity method. GenConn is a variable interest entity for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $338 million as of June 30, 2022. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company’s capital expenditure programs, as disclosed in the Company’s 2021 Form 10-K.

Cash Flow Discussion
The following table reflects the changes in cash flows for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six months ended June 30,
	2022	2021	Change
	(In millions)
Net cash provided by operating activities	$280	$241	$39
Net cash provided by (used in) investing activities	1,331	(420)	1,751
Net cash (used in) provided by financing activities	(977)	184	(1,161)
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items	$86
Increase in distributions from unconsolidated affiliates	1
Increase in working capital primarily driven by the timing of accounts receivable collections and payments of accounts payable	(30)
Transaction expenses paid on May 1, 2022 in connection with the sale of the Thermal Business	(18)
$39
Net Cash Provided By (Used in) Investing Activities

Changes to net cash provided by (used in) investing activities were driven by:	(In millions)
Proceeds from the sale of the Thermal Business	$1,457
Cash paid for Agua Caliente, net of cash acquired, in 2021	211
Decrease in cash paid for Drop Down assets	81
Cash paid to CEG in 2021 for equipment for the Pinnacle wind project repowering	21
Decrease in capital expenditures	12
Decrease in the return of investment from unconsolidated affiliates	(14)
Other	(17)
$1,751
Net Cash (Used in) Provided by Financing Activities

Changes in net cash (used in) provided by financing activities were driven by:	(In millions)
Decrease in proceeds from the issuance of long-term debt, net of payments	$(497)
Decrease in proceeds from the revolving credit facility, net of payments	(312)
Decrease in contributions from noncontrolling interest members, net of distributions	(146)
Decrease in contributions from CEG, net of distributions	(126)
Cash released from escrow distributed to CEG in 2022	(64)
Increase in payments of distributions	(9)
Other	(7)
$(1,161)

Fair Value of Derivative Instruments
The Company may enter into commodity purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2022, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2022. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2021	$(236)
Contracts realized or otherwise settled during the period	38
Contracts acquired during the period	(4)
Contracts added due to loss of NPNS exception	(22)
Changes in fair value	(87)
Fair value of contracts as of June 30, 2022	$(311)

	Fair value of contracts as of June 30, 2022
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$8	$20	$6	$8	$42
Level 3	(74)	(89)	(68)	(122)	(353)
Total	$(66)	$(69)	$(62)	$(114)	$(311)
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As discussed below in Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risk, the Company, measures the sensitivity of the portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. The Company’s risk management policy places a limit on one-day holding period VaR, which limits the net open position.

Critical Accounting Policies and Estimates
The Company’s discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and the fair value of certain assets and liabilities. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies has not changed.
On an ongoing basis, the Company evaluates these estimates, utilizing historic experience, consultation with experts and other methods the Company considers reasonable. Actual results may differ substantially from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the information that gives rise to the revision becomes known.
The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies include income taxes and valuation allowance for deferred tax assets, accounting utilizing Hypothetical Liquidation at Book Value, or HLBV, and acquisition accounting.
Recent Accounting Developments
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with the Company’s power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk, and credit risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2021 Form 10-K.
Interest Rate Risk
The Company is exposed to fluctuations in interest rates through its issuance of variable rate debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. See Note 6, Derivative Instruments and Hedging Activities, for more information.
Most of the Company’s project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project-level debt. See Item 15 — Note 10, Long-term Debt, to the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the 2021 Form 10-K for more information about interest rate swaps of the Company’s project subsidiaries.
If all of the interest rate swaps had been discontinued on June 30, 2022, the Company would have owed the counterparties $34 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2022, a change of 1%, or 100 basis points, in interest rates would result in an approximately $1 million change in market interest expense on a rolling twelve-month basis.
As of June 30, 2022, the fair value of the Company’s debt was $6.62 billion and the carrying value was $7.13 billion. The Company estimates that a decrease of 1%, or 100 basis points, in market interest rates would have increased the fair value of its long-term debt by approximately $389 million.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company’s activities and in the management of the Company’s assets and liabilities.
Commodity Price Risk
Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities, and correlations between various commodities, such as electricity and emissions credits. The Company manages the commodity price risk of its merchant generation operations by entering into derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted power sales. The portion of forecasted transactions hedged may vary based upon management's assessment of market, weather, operation and other factors.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivatives contracts would cause a change of approximately $7 million to the net value of power derivatives as of June 30, 2022.
Counterparty Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; and (ii) the use of credit mitigation measures such as prepayment arrangements or volumetric limits. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. See Note 5, Fair Value of Financial Instruments, to the consolidated financial statements for more information about concentration of credit risk.

ITEM 4 — Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Company’s principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through June 30, 2022, see Note 10, Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company’s 2021 Form 10-K. There have been no material changes in the Company’s risk factors since those reported in its 2021 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1	Eleventh Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 1, 2022.
4.2	Third Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 1, 2022.
4.3	Second Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 1, 2022.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY LLC (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
President and Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: August 2, 2022	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)