Form 10-Q
period 2022-09-30
Clearway Energy LLC
filed 2022-11-02
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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
Yes ☐       No ☒
As of October 31, 2022, there were 34,599,645 Class A units outstanding, 42,738,750 Class B units outstanding, 82,204,753 Class C units outstanding, and 42,336,750 Class D units outstanding. There is no public market for the registrant's outstanding units.

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
•Potential risks related to the Company's relationships with GIP, TotalEnergies and CEG;
•The Company’s ability to successfully identify, evaluate and consummate acquisitions from, and dispositions to, third parties;
•The Company’s ability to acquire assets from GIP, TotalEnergies or CEG;
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
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of September 30, 2022 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments, and adjusted for development expenses

Capistrano Wind Portfolio	Five wind projects representing 413 MW of capacity, which includes Broken Bow and Crofton Bluffs located in Nebraska, Cedro Hill located in Texas and Mountain Wind Power I and II located in Wyoming
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Master Services Agreements entered into as of August 31, 2018 between the Company, Clearway, Inc., Clearway Energy Operating LLC and CEG
Clearway, Inc.	Clearway Energy, Inc., the holder of the Company’s Class A and Class C units
Clearway Energy Group LLC	The holder of all of Clearway, Inc.’s Class B and Class D common shares, the Company’s Class B and Class D units and, from time to time, possibly shares of Clearway, Inc.’s Class A and/or Class C common stock
Clearway Energy Operating LLC	The holder of the project assets that are owned by the Company
Company	Clearway Energy LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
Distributed Solar	Solar power projects, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FWS	U.S. Fish & Wildlife Service
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIP	Global Infrastructure Partners
HLBV	Hypothetical Liquidation at Book Value

IRA	Inflation Reduction Act of 2022
KKR	KKR Thor Bidco, LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LIBOR	London Inter-Bank Offered Rate
Mesquite Star	Mesquite Star Special LLC
MMBtu	Million British Thermal Units
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to Clearway, Inc. net of collateral
NOLs	Net Operating Losses
NPNS	Normal Purchases and Normal Sales
OCI	Other comprehensive income
OCL	Other comprehensive loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PPA	Power Purchase Agreement
RENOM	Clearway Renewable Operation & Maintenance LLC
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
Tax Act	Tax Cuts and Jobs Act of 2017
Thermal Business	The Company’s thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
Thermal Disposition	On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR
TotalEnergies	TotalEnergies SE
U.S.	United States of America
Utah Solar Portfolio	Seven utility-scale solar farms located in Utah, representing 530 MW of capacity
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2022	2021	2022	2021
Operating Revenues
Total operating revenues	$340	$351	$922	$968
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	98	117	338	334
Depreciation, amortization and accretion	129	131	379	387
General and administrative	8	10	29	29
Transaction and integration costs	—	1	5	4
Development costs	—	3	2	5
Total operating costs and expenses	235	262	753	759
Gain on sale of business	—	—	1,291	—
Operating Income	105	89	1,460	209
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	14	20	28	32
Other income, net	5	1	10	3
Loss on debt extinguishment	—	—	(2)	(42)
Interest expense	(49)	(84)	(143)	(232)
Total other expense, net	(30)	(63)	(107)	(239)
Net Income (Loss)	75	26	1,353	(30)
Less: Loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3)	(12)	(49)	(114)
Net Income Attributable to Clearway Energy LLC	$78	$38	$1,402	$84
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2022	2021	2022	2021
Net Income (Loss)	$75	$26	$1,353	$(30)
Other Comprehensive Income
Unrealized gain on derivatives and changes in accumulated OCI/OCL	14	4	37	17
Other comprehensive income	14	4	37	17
Comprehensive Income (Loss)	89	30	1,390	(13)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1)	(10)	(43)	(112)
Comprehensive Income Attributable to Clearway Energy LLC	$90	$40	$1,433	$99
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$793	$179
Restricted cash	363	475
Accounts receivable — trade	200	144
Inventory	48	37
Derivative instruments	23	—
Current assets held-for-sale	—	631
Prepayments and other current assets	61	65
Total current assets	1,488	1,531
Property, plant and equipment, net	7,437	7,650
Other Assets
Equity investments in affiliates	377	381
Intangible assets for power purchase agreements, net	2,537	2,419
Other intangible assets, net	78	80
Derivative instruments	71	6
Right-of-use assets, net	519	550
Other non-current assets	89	101
Total other assets	3,671	3,537
Total Assets	$12,596	$12,718
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current portion of long-term debt — external	$493	$772
Current portion of long-term debt — affiliate	5	1
Accounts payable — trade	53	74
Accounts payable — affiliates	16	110
Derivative instruments	79	46
Accrued interest expense	41	54
Current liabilities held-for-sale	—	494
Accrued expenses and other current liabilities	104	84
Total current liabilities	791	1,635
Other Liabilities
Long-term debt — external	6,519	6,939
Deferred income taxes	2	2
Derivative instruments	291	196
Long-term lease liabilities	541	561
Other non-current liabilities	191	168
Total other liabilities	7,544	7,866
Total Liabilities	8,335	9,501
Redeemable noncontrolling interest in subsidiaries	7	—
Commitments and Contingencies
Members’ Equity
Contributed capital	1,316	1,495
Retained earnings	1,328	43
Accumulated other comprehensive income (loss)	25	(13)
Noncontrolling interest	1,585	1,692
Total Members’ Equity	4,254	3,217
Total Liabilities and Members’ Equity	$12,596	$12,718
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2022	2021
Cash Flows from Operating Activities
Net Income (Loss)	$1,353	$(30)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(28)	(32)
Distributions from unconsolidated affiliates	25	25
Depreciation, amortization and accretion	379	387
Amortization of financing costs and debt discounts	10	10
Amortization of intangibles	123	107
Loss on debt extinguishment	2	42
Gain on sale of business	(1,291)	—
Reduction in carrying amount of right-of-use assets	10	8
Changes in derivative instruments and amortization of accumulated OCI/OCL	77	44
Cash used in changes in other working capital:
Changes in prepaid and accrued liabilities for tolling agreements	24	20
Changes in other working capital	(70)	(51)
Net Cash Provided by Operating Activities	614	530
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	(211)
Acquisition of Drop Down Assets	(51)	(132)
Acquisition of Capistrano Wind Portfolio, net of cash acquired	(223)	—
Capital expenditures	(95)	(124)
Asset purchase from affiliate	—	(21)
Return of investment from unconsolidated affiliates	12	37
Proceeds from sale of business	1,457	—
Other	—	21
Net Cash Provided by (Used in) Investing Activities	1,100	(430)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	2	148
(Distributions to) contributions from CEG	(16)	103
Tax-related distributions	(19)	—
Payments of distributions	(214)	(199)
Distributions to CEG of escrowed amounts	(64)	—
Proceeds from the revolving credit facility	80	377
Payments for the revolving credit facility	(325)	(300)
Proceeds from the issuance of long-term debt — external	219	1,037
Proceeds from the issuance of long-term debt — affiliate	5	—
Payments of debt issuance costs	(4)	(13)
Payments for short-term and long-term debt — external	(868)	(1,170)
Payments for long-term debt — affiliate	(1)	(1)
Other	(7)	8
Net Cash Used in Financing Activities	(1,212)	(10)
Net Increase in Cash, Cash Equivalents and Restricted Cash	502	90
Cash, Cash Equivalents and Restricted Cash at beginning of period	654	465
Cash, Cash Equivalents and Restricted Cash at end of period	$1,156	$555

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
For the Nine Months Ended September 30, 2022
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Members’ Equity
Balances at December 31, 2021	$1,495	$43	$(13)	$1,692	$3,217
Net loss	—	(58)	—	(42)	(100)
Unrealized gain on derivatives and changes in accumulated OCL	—	—	13	3	16
Distributions to CEG, net of contributions, cash	(3)	—	—	—	(3)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	28	28
Mesquite Sky Drop Down	(7)	—	—	(1)	(8)
Black Rock Drop Down	2	—	—	(1)	1
Mililani I Drop Down	(41)	—	—	11	(30)
Distributions paid to Clearway, Inc.	(40)	—	—	—	(40)
Distributions paid to CEG Class B and Class D unit holders	(5)	(25)	—	—	(30)
Balances at March 31, 2022	1,401	(40)	—	1,690	3,051
Net income (loss)	—	1,382	—	(10)	1,372
Unrealized gain on derivatives and changes in accumulated OCI	—	—	6	1	7
Contributions from (distributions to) CEG, cash	11	—	—	(31)	(20)
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	(10)	(10)
Distributions paid to Clearway, Inc.	(41)	—	—	—	(41)
Distributions paid to CEG Class B and Class D unit holders	(30)	—	—	—	(30)
Balances at June 30, 2022	1,341	1,342	6	1,640	4,329
Net income (loss)	—	78	—	(6)	72
Unrealized gain on derivatives and changes in accumulated OCI	—	—	12	2	14
(Distributions to) contributions from CEG, non-cash	(17)	—	—	13	(4)
Contributions from (distributions to) CEG, cash	8	—	—	(1)	7
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	(14)	(14)
Capistrano Wind Portfolio Acquisition	4	—	7	—	11
Kawailoa Sale to Clearway Renew LLC	(20)	—	—	(49)	(69)
Tax-related distributions	—	(19)	—	—	(19)
Distributions paid to Clearway, Inc.	—	(42)	—	—	(42)
Distributions paid to CEG Class B and Class D unit holders	—	(31)	—	—	(31)
Balances at September 30, 2022	$1,316	$1,328	$25	$1,585	$4,254

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
For the Nine Months Ended September 30, 2021
(Unaudited)

(In millions)	Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Members’ Equity
Balances at December 31, 2020	$1,723	$(50)	$(33)	$972	$2,612
Net loss	—	(29)	—	(68)	(97)
Unrealized gain on derivatives and changes in accumulated OCL	—	—	10	3	13
(Distributions to) contributions from CEG, non-cash	(2)	—	—	29	27
Contributions from CEG, cash	103	—	—	—	103
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	126	126
Agua Caliente acquisition	—	—	—	273	273
Rattlesnake Drop Down	(118)	—	—	—	(118)
Distributions paid to Clearway, Inc.	(38)	—	—	—	(38)
Distributions paid to CEG Class B and Class D unit holders	(28)	—	—	—	(28)
Balances at March 31, 2021	1,640	(79)	(23)	1,335	2,873
Net income (loss)	—	75	—	(36)	39
Unrealized gain (loss) on derivatives and changes in accumulated OCL	—	—	1	(2)	(1)
Contributions from CEG, non-cash	3	—	—	—	3
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	38	38
Rattlesnake Drop Down	1	—	—	—	1
Distributions paid to Clearway, Inc.	(38)	—	—	—	(38)
Distributions paid to CEG Class B and Class D unit holders	(28)	—	—	—	(28)
Balances at June 30, 2021	1,578	(4)	(22)	1,335	2,887
Net income (loss)	—	38	—	(13)	25
Unrealized gain on derivatives and changes in accumulated OCL	—	—	4	1	5
Contributions from CEG, non-cash	2	—	—	—	2
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	(11)	(11)
Distributions paid to Clearway, Inc.	(39)	—	—	—	(39)
Distributions paid to CEG Class B and Class D unit holders	(26)	(2)	—	—	(28)
Balances at September 30, 2021	$1,515	$32	$(18)	$1,312	$2,841

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Nature of Business
Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, is an energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP and TotalEnergies through the portfolio company, Clearway Energy Group LLC, or CEG, which became equally owned by GIP and TotalEnergies as of September 12, 2022, when TotalEnergies acquired, through its investment in an intermediate holding company, 50% of GIP’s interest in CEG. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. TotalEnergies is a global multi-energy company.
The Company is one of the largest renewable energy owners in the U.S. with over 5,500 net MW of installed wind and solar generation projects. The Company’s over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to increase distributions to its unit holders. Substantially all of the Company’s generation assets are under long-term contractual arrangements for the output or capacity from these assets.
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR. For further details of the Thermal Disposition, refer to Note 3, Acquisitions and Dispositions.
Clearway Energy, Inc., or Clearway, Inc., consolidates the results of the Company through its controlling interest, with CEG’s interest shown as contributed capital in the Company’s consolidated financial statements. The holders of Clearway, Inc.’s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from the Company through its ownership of the Company’s Class B and Class D units.
As of September 30, 2022, Clearway, Inc. owned 57.86% of the economic interests of the Company, with CEG owning 42.14% of the economic interests of the Company.

The following table represents a summarized structure of the Company as of September 30, 2022:

Global Infrastructure Partners (a)
TotalEnergies SE (a)
Clearway Energy Group LLC
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 54.93% Voting Interest
Class B Units and Class D Units Aggregate 42.14% Economic Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock Aggregate 45.07% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 57.86% Economic Interest
Clearway Energy LLC
Clearway Energy Operating LLC
Project companies

(a) GIP and TotalEnergies each own 50% of CEG through an intermediate holding company.

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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated financial position as of September 30, 2022, and results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2022 and 2021.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $168 million and $146 million as of September 30, 2022 and December 31, 2021, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$793	$179
Restricted cash	363	475
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,156	$654
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s projects that are restricted in their use. As of September 30, 2022, these restricted funds were comprised of $144 million designated to fund operating expenses, $66 million designated for current debt service payments and $124 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $29 million is held in distributions reserve accounts.
In 2020, the members of the partnerships holding the Oahu Solar and Kawailoa Solar projects submitted applications to the state of Hawaii for refundable tax credits based on the cost of construction of the projects. In 2021, the members of the partnerships contributed their respective portions of the tax credits in the amount of $27 million to the Oahu Solar and $22 million to the Kawailoa Solar project companies, which were recorded to restricted cash on the Company’s consolidated balance sheet with an offsetting adjustment to noncontrolling interests. In accordance with the projects’ related agreements, the cash is held in a restricted account and utilized to offset invoiced amounts under the projects’ PPAs. On August 1, 2022, the Company sold its Class A interests in the Kawailoa Partnership, which consolidates the Kawailoa Solar project, to Clearway Renew LLC, as further described in Note 3, Acquisitions and Dispositions, resulting in the removal of $7 million that remained in restricted cash at the time of sale. As of September 30, 2022, $22 million of the $27 million previously contributed to the Oahu Solar projects has been utilized to offset invoiced amounts under the projects’ PPAs.
Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$3,124	$2,501
Intangible Assets Accumulated Amortization	728	605
Distributions
The following table lists distributions paid on the Company's Class A, B, C and D units during the nine months ended September 30, 2022:

	Third Quarter 2022	Second Quarter 2022	First Quarter 2022
Distributions per Class A, B, C and D unit	$0.3604	$0.3536	$0.3468
On November 2, 2022, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.3672 per unit payable on December 15, 2022 to unit holders of record as of December 1, 2022.
In addition to the quarterly distributions, the Company paid $19 million in additional distributions, $11 million of which was distributed to Clearway, Inc. and $8 million of which was distributed to CEG, during the third quarter of 2022 in order for Clearway, Inc. to make certain tax payments associated with the sale of the Thermal Business.

Redeemable Noncontrolling Interests
To the extent that a third party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. The following table reflects the changes in the Company’s redeemable noncontrolling interest balance for the nine months ended September 30, 2022:

(In millions)
Balances at December 31, 2021	$—
Cash distributions to redeemable noncontrolling interests	(2)
Comprehensive income attributable to redeemable noncontrolling interests	9
Balances at September 30, 2022	$7
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
Power Purchase Agreements, or PPAs
The majority of the Company’s revenues are obtained through PPAs or similar contractual agreements. Energy, capacity and where applicable, renewable attributes, from the majority of the Company’s renewable energy assets and certain conventional energy plants is sold through long-term PPAs and tolling agreements to a single counterparty, which is often a utility or commercial customer. The majority of these PPAs are accounted for as operating leases as the Company retained its historical lease assessments and classification upon adoption of ASC 842, Leases. ASC 842 requires the minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. Judgment is required by management in determining the economic life of each generating facility, in evaluating whether certain lease provisions constitute minimum payments or represent contingent rent and other factors in determining whether a contract contains a lease and whether the lease is an operating lease or capital lease. Certain of these PPAs have no minimum lease payments and all of the lease revenue under these PPAs is recorded as contingent rent on an actual basis when the electricity is delivered.
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
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three months ended September 30, 2022
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$2	$272	$274
Capacity revenue (a)	106	1	107
Contract amortization	(6)	(36)	(42)
Other revenues	—	18	18
Mark-to-market for economic hedges	—	(17)	(17)
Total operating revenues	102	238	340
Less: Mark-to-market for economic hedges	—	17	17
Less: Lease revenue	(108)	(226)	(334)
Less: Contract amortization	6	36	42
Total revenue from contracts with customers	$—	$65	$65
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$2	$226	$228
Capacity revenue	106	—	106
Total	$108	$226	$334

	Three months ended September 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$3	$231	$33	$267
Capacity revenue (a)	120	1	12	133
Contract amortization	(5)	(32)	(1)	(38)
Other revenues	—	14	10	24
Mark-to-market for economic hedges	—	(35)	—	(35)
Total operating revenues	118	179	54	351
Less: Mark-to-market for economic hedges	—	35	—	35
Less: Lease revenue	(123)	(198)	(1)	(322)
Less: Contract amortization	5	32	1	38
Total revenue from contracts with customers	$—	$48	$54	$102
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$3	$198	$1	$202
Capacity revenue	120	—	—	120
Total	$123	$198	$1	$322

	Nine months ended September 30, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$5	$773	$48	$826
Capacity revenue (a)	326	2	18	346
Contract amortization	(18)	(107)	—	(125)
Other revenues	—	59	11	70
Mark-to-market for economic hedges	—	(195)	—	(195)
Total operating revenues	313	532	77	922
Less: Mark-to-market for economic hedges	—	195	—	195
Less: Lease revenue	(331)	(656)	(1)	(988)
Less: Contract amortization	18	107	—	125
Total revenue from contracts with customers	$—	$178	$76	$254
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$5	$656	$1	$662
Capacity revenue	326	—	—	326
Total	$331	$656	$1	$988

	Nine months ended September 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$6	$618	$91	$715
Capacity revenue (a)	340	1	40	381
Contract amortization	(17)	(87)	(3)	(107)
Other revenues	—	45	24	69
Mark-to-market for economic hedges	—	(90)	—	(90)
Total operating revenues	329	487	152	968
Less: Mark-to-market for economic hedges	—	90	—	90
Less: Lease revenue	(346)	(571)	(2)	(919)
Less: Contract amortization	17	87	3	107
Total revenue from contracts with customers	$—	$93	$153	$246
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$6	$571	$2	$579
Capacity revenue	340	—	—	340
Total	$346	$571	$2	$919
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

Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(In millions)
Accounts receivable, net - Contracts with customers	$47	$44
Accounts receivable, net - Leases	153	100
Total accounts receivable, net	$200	$144
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide for optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, which affects certain of the Company’s debt and interest rate swap agreements. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. As of September 30, 2022, the Company has applied the amendments to all of its eligible contract modifications, where applicable, during the reference rate reform period. Additionally, the Company has not elected any optional expedients provided in the standard.
Note 3 — Acquisitions and Dispositions
Acquisitions
Waiawa Drop Down — On October 3, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Waiawa BL Borrower Holdco LLC, the indirect owner of the Waiawa solar project, a 36 MW solar project with matching storage capacity that is currently under construction and located in Honolulu, Hawaii, from Clearway Renew LLC, a subsidiary of CEG, for cash consideration of $20 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration of $12 million, which was utilized to acquire their portion of the acquired entity. Waiawa BL Borrower Holdco LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Waiawa TE Holdco LLC, which directly holds the Waiawa solar project. Waiawa has a 20-year PPA with an investment-grade utility that commences when the project reaches commercial operations, as defined in the PPA. The acquisition was funded with existing sources of liquidity.
Capistrano Wind Portfolio Acquisition — On August 22, 2022, the Company, through its wholly-owned indirect subsidiary, Capistrano Portfolio Holdco LLC, acquired the Capistrano Wind Portfolio from Capistrano Wind Partners LLC, an indirect subsidiary of CEG, for a base purchase price of approximately $255 million, less working capital adjustments in the net amount of approximately $16 million, representing total net consideration of approximately $239 million. Concurrent with the acquisition, the Company also entered into a development agreement with Clearway Renew LLC, whereby Clearway Renew LLC paid $10 million to the Company at acquisition date for an exclusive right to develop, construct and repower the projects in the Capistrano Wind Portfolio, which was utilized to partially fund the acquisition of the Capistrano Wind Portfolio. The Capistrano Wind Portfolio consists of five wind projects located in Texas, Nebraska and Wyoming with a combined capacity of 413 MW that reached commercial operations between 2008 and 2012. The assets within the portfolio sell power under PPAs with investment-grade counterparties that have a weighted average remaining contract duration of approximately 10 years. The Capistrano Wind Portfolio operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates the Capistrano Wind Portfolio on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control by GIP and were transferred at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues, which reflects GIP’s basis. The difference between the historical cost of the Company’s net assets acquired of $250 million, less the sum of the cash paid of $239 million and the $7 million in accumulated other comprehensive income transferred to the Company, was recorded as an adjustment to CEG’s contributed capital balance.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of August 22, 2022:

(In millions)	Capistrano Wind Portfolio
Other current and non-current assets (a)	$39
Property, plant and equipment, net	147
Intangible assets for power purchase agreements	237
Right-of-use-assets, net	27
Total assets acquired	450

Long-term debt	162
Long-term lease liabilities	28
Other current and non-current liabilities	10
Total liabilities assumed	200
Net assets acquired	$250
(a) Includes cash of $12 million and restricted cash of $4 million.
Mililani I Drop Down — On March 25, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Mililani BL Borrower Holdco LLC, the indirect owner of the Mililani I solar project, a 39 MW solar project with matching storage capacity located in Honolulu, Hawaii, from Clearway Renew LLC for cash consideration of $22 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration of $14 million utilized to acquire their portion of the acquired entity. Mililani BL Borrower Holdco LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Mililani TE Holdco LLC, which directly holds the Mililani I solar project, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Mililani I has a 20-year PPA with an investment-grade utility that commenced in July 2022. The Mililani I operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Mililani I on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control by GIP and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the cash paid of $22 million and the historical cost of the Company’s net liabilities assumed of $8 million was recorded as an adjustment to CEG’s contributed capital balance. In addition, the Company reflected $15 million of the Company’s purchase price, which was contributed back by CEG to pay down the acquired long-term debt, as distributions to CEG, net of contributions, in the consolidated statement of members’ equity.
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
(a) Includes a $16 million construction loan, $27 million sponsor equity bridge loan and $60 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. The sponsor equity bridge loan was repaid at acquisition date utilizing $14 million from the cash equity investor, as well as $15 million of the Company’s purchase price, which was contributed back to the Company by CEG, of which $27 million was utilized to pay down the acquired long-term debt and $2 million was utilized to pay associated fees. Also at acquisition date, the tax equity investor contributed $18 million into escrow, which was included in restricted cash on the Company’s consolidated balance sheet. The tax equity investor will contribute an additional $42 million when the project reaches substantial completion, which will be utilized, along with the $18 million in escrow, to repay the $60 million tax equity bridge loan. The project is expected to reach substantial completion in the fourth quarter of 2022.

Dispositions
Kawailoa Sale — On August 1, 2022, the Company sold 100% of its Class A interests in the Kawailoa Partnership to Clearway Renew LLC, a subsidiary of CEG, for cash proceeds of $9 million, which equals the Company’s initial investment. The Kawailoa Partnership is a partnership that consolidates, through its 51% controlling majority interest, a lower-level partnership that is 49% owned by a third-party investor, and which consolidates the Kawailoa solar project through its ownership of a controlling interest in the tax equity fund that holds the project. The assets and liabilities transferred to Clearway Renew LLC relate to interests under common control by GIP and were transferred at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. This resulted in the Company removing $69 million from members’ equity, inclusive of the noncontrolling interest related to the Kawailoa Partnership at the time of sale. Noncontrolling interests prior to the sale include the interests of the third-party investor, tax equity investor and Clearway Renew LLC.
Thermal Disposition — On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR for net proceeds of approximately $1.46 billion, inclusive of working capital adjustments, which excludes approximately $18 million in transaction expenses that were incurred in connection with the disposition. The Thermal Disposition resulted in a gain on sale of business of approximately $1.29 billion, which is net of the $18 million in transaction expenses referenced above. The proceeds from the sale were utilized to repay certain borrowings outstanding as further described in Note 7, Long-term Debt, with the remaining proceeds invested in short-term investments classified as cash and cash equivalents on the Company’s consolidated balance sheet as of September 30, 2022. Effective with the approval by the Board of Directors and signing of the agreement to sell the Thermal Business on October 22, 2021, the Company concluded that all entities that are included within the Thermal Business would be treated as held for sale on a prospective basis, thus the assets and liabilities were reported as separate held for sale line items on the Company’s consolidated balance sheets as of December 31, 2021. As of December 31, 2021, property, plant and equipment represented 78% and intangible assets represented 9% of assets classified as held for sale while long-term debt represented 85% of liabilities classified as held for sale. The Company’s Thermal segment is comprised solely of the Thermal Business's results of operations.
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
Summarized financial information for the Company’s consolidated VIEs consisted of the following as of September 30, 2022:

(In millions)	Alta TE Holdco	Buckthorn Renewables, LLC	DGPV Funds(a)	Langford TE Partnership LLC	Lighthouse Renewable Holdco LLC (b)	Lighthouse Renewable Holdco 2 LLC (c)
Other current and non-current assets	$54	$4	$95	$17	$105	$48
Property, plant and equipment	312	196	577	127	714	364
Intangible assets	203	—	14	2	—	—
Total assets	569	200	686	146	819	412
Current and non-current liabilities	38	11	76	55	310	132
Total liabilities	38	11	76	55	310	132
Noncontrolling interest	35	33	14	63	422	239
Net assets less noncontrolling interests	$496	$156	$596	$28	$87	$41
(a) DGPV Funds is comprised of DGPV Fund 2 LLC, Clearway & EFS Distributed Solar LLC, DGPV Fund 4 LLC, Golden Puma Fund LLC, Renew Solar CS4 Fund LLC and Chestnut Fund LLC.
(b) Lighthouse Renewable Holdco LLC consolidates Mesquite Star Tax Equity Holdco LLC, Black Rock TE Holdco LLC and Mililani TE Holdco LLC, which are also consolidated VIEs.
(c) Lighthouse Renewable Holdco 2 LLC consolidates Mesquite Sky TE Holdco LLC, which is also a consolidated VIE.

(In millions)	Oahu Solar Partnership	Pinnacle Repowering Partnership LLC	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	Wildorado TE Holdco	Other (a)
Other current and non-current assets	$56	$8	$14	$45	$22	$17
Property, plant and equipment	166	104	187	241	213	159
Intangible assets	—	17	—	—	—	1
Total assets	222	129	201	286	235	177
Current and non-current liabilities	104	5	17	103	19	73
Total liabilities	104	5	17	103	19	73
Noncontrolling interest	26	49	93	138	114	74
Net assets less noncontrolling interests	$92	$75	$91	$45	$102	$30
(a) Other is comprised of Crosswind Transmission, LLC, Hardin Hilltop Wind LLC, Elbow Creek TE Holdco and Spring Canyon TE Holdco projects.
The discussion below describes material changes to VIEs during the nine months ended September 30, 2022.
Kawailoa Partnership — As described in Note 3, Acquisitions and Dispositions, on August 1, 2022, the Company sold 100% of its Class A interests in the Kawailoa Partnership to Clearway Renew LLC, a subsidiary of CEG.
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
The Company’s maximum exposure to loss as of September 30, 2022 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Avenal	50%	$9
Desert Sunlight	25%	246
Elkhorn Ridge	67%	23
GenConn (a)	50%	82
San Juan Mesa	75%	17
		$377
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
The carrying amounts and estimated fair values of the Company’s recorded financial instruments not carried at fair market value or that do not approximate fair value are as follows:

	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Long-term debt, including current portion — affiliate	$5	$5	$1	$1
Long-term debt, including current portion — external (a)	7,077	6,297	7,782	7,997

(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company’s consolidated balance sheets.
The fair value of the Company’s publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022		As of December 31, 2021
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,757	$4,545	$2,160	$5,838

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2022		As of December 31, 2021
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2	Level 3	Level 2	Level 3
Derivative assets:
Interest rate contracts	$94	$—	$6	$—
Other financial instruments (b)	—	21	—	25
Total assets	$94	$21	$6	$25
Derivative liabilities:
Commodity contracts	$—	$370	$—	$179
Interest rate contracts	—	—	63	—
Total liabilities	$—	$370	$63	$179
(a) There were no derivative assets classified as Level 1 or Level 3 and no liabilities classified as Level 1 as of September 30, 2022 and December 31, 2021.
(b) SREC contract.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(332)	$(79)	$(154)	$(15)
Settlements	14	3	42	1
Additions due to loss of NPNS exception	—	—	(22)	—
Total losses for the period included in earnings	(31)	(37)	(215)	(90)
Purchases	—	—	—	(9)
Ending balance	$(349)	$(113)	$(349)	$(113)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of September 30, 2022	$(31)		$(215)
Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of September 30, 2022, contracts valued with prices provided by models and other valuation techniques make up 100% of derivative liabilities and other financial instruments.
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

The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions as of September 30, 2022:

	September 30, 2022
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Commodity Contracts	$—	$370	Discounted Cash Flow	Forward Market Price (per MWh)	$23.33	$129.06	$41.69
Other Financial Instruments	21	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	58,539 MWh	117,078 MWh	114,223 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2022:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of September 30, 2022, the non-performance reserve was a $48 million gain recorded primarily to total operating revenues in the consolidated statement of income. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed under Item 15 — Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s 2021 Form 10-K, the following item is a discussion of the concentration of credit risk for the Company’s financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) monitoring of counterparties' credit limits on an as needed basis; (iii) as applicable, the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
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
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of September 30, 2022, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodities
As of September 30, 2022, the Company had energy-related derivative instruments extending through 2033. At September 30, 2022, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity as of September 30, 2022 and December 31, 2021:

		Total Volume
		September 30, 2022	December 31, 2021
Commodity	Units	(In millions)
Natural Gas	MMBtu	—	2
Power	MWh	(18)	(17)
Interest	Dollars	$1,217	$1,326
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$8	$—	$—	$5
Interest rate contracts long-term	21	2	—	3
Total Derivatives Designated as Cash Flow Hedges	$29	$2	$—	$8
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$15	$—	$—	$17
Interest rate contracts long-term	50	4	—	38
Commodity contracts current	—	—	79	24
Commodity contracts long-term	—	—	291	155
Total Derivatives Not Designated as Cash Flow Hedges	$65	$4	$370	$234
Total Derivatives	$94	$6	$370	$242

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of September 30, 2022 and December 31, 2021, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of September 30, 2022	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(370)	$—	$(370)
Total commodity contracts	$(370)	$—	$(370)
Interest rate contracts
Derivative assets	$94	$—	$94
Total interest rate contracts	$94	$—	$94
Total derivative instruments	$(276)	$—	$(276)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2021	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(179)	$—	$(179)
Total commodity contracts	$(179)	$—	$(179)
Interest rate contracts:
Derivative assets	$6	$(5)	$1
Derivative liabilities	(63)	5	(58)
Total interest rate contracts	$(57)	$—	$(57)
Total derivative instruments	$(236)	$—	$(236)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated OCI (OCL) balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Accumulated OCI (OCL) beginning balance	$10	$(22)	$(13)	$(35)
Reclassified from accumulated OCI (OCL) to income due to realization of previously deferred amounts	2	3	7	9
Capistrano Wind Portfolio Acquisition	7	—	7	—
Mark-to-market of cash flow hedge accounting contracts	12	1	30	8
Accumulated OCI (OCL) ending balance	31	(18)	31	(18)
Accumulated OCI attributable to noncontrolling interests	6	—	6	—
Accumulated OCI (OCL) attributable to Clearway Energy LLC	$25	$(18)	$25	$(18)
Gains expected to be realized from OCI during the next 12 months	$6		$6
Amounts reclassified from accumulated OCI (OCL) into income are recorded to interest expense.

Impact of Derivative Instruments on the Consolidated Statements of Income
Mark-to-market gains and losses related to the Company’s derivatives are recorded in the consolidated statements of income as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Interest Rate Contracts (Interest expense)	$33	$6	$110	$42
Commodity Contracts (Mark-to-market for economic hedging activities) (a)	(17)	(36)	(191)	(86)
(a) Relates to long-term commodity contracts at Elbow Creek Wind Project LLC, or Elbow Creek, Mesquite Star, Mt. Storm, Langford and Mesquite Sky and gains or losses are recognized in operating revenues. During the nine months ended September 30, 2022, the commodity contract for Langford, which previously met the NPNS exception, no longer qualified for NPNS treatment and, accordingly, is accounted for as a derivative and marked to fair value through operating revenues.
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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2021 Form 10-K. The Company’s borrowings, including short-term and long-term portions consisted of the following:

(In millions, except rates)	September 30, 2022	December 31, 2021	September 30, 2022 interest rate % (a) (b)	Letters of Credit Outstanding at September 30, 2022
Intercompany Note with Clearway, Inc.	$5	$1	3.050
2028 Senior Notes	850	850	4.750
2031 Senior Notes	925	925	3.750
2032 Senior Notes	350	350	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (c)	—	245	L+1.750	$112
Bridge Loan, due 2022	—	335	S+1.250
Project-level debt:
Agua Caliente Solar LLC, due 2037	665	684	2.395 - 3.633	45
Alta Wind Asset Management LLC, due 2031	12	13	L+2.625	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	727	756	5.696 - 7.015	22
Alta Wind Realty Investments LLC, due 2031	23	24	7.000	—
Borrego, due 2024 and 2038	52	54	Various	4
Buckthorn Solar, due 2025	120	123	L+1.750	22
Capistrano Wind Portfolio, due 2029 and 2031	160	—	L+2.000	37
Carlsbad Energy Holdings LLC, due 2027	121	136	L+1.750	68
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, due 2038	203	205	4.210	10
CVSR, due 2037	627	652	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	160	169	4.680	13
DG-CS Master Borrower LLC, due 2040	413	441	3.510	30
El Segundo Energy Center, due 2023	130	193	L+1.875 - L+2.500	128
Kawailoa Solar Portfolio LLC, due 2026	—	78	L+1.375	—
Laredo Ridge, due 2028 (d)	—	72	L+2.125	—
Marsh Landing, due 2023	38	84	L+2.375	55
Mililani I, due 2022 and 2024	103	—	L+1.000 - L+1.250	3
NIMH Solar, due 2024	171	176	L+2.000	14
Oahu Solar Holdings LLC, due 2026	84	86	L+1.375	10
Rosie Class B LLC, due 2027	77	78	L+1.750	17
Tapestry Wind LLC, due 2031 (d)	—	85	L+1.375	—
Utah Solar Holdings, due 2036	268	273	3.590	15
Viento Funding II, LLC, due 2023 and 2029 (d)	186	29	S+1.475	26
Walnut Creek, due 2023	34	74	L+1.750	73
WCEP Holdings, LLC, due 2023	27	30	L+3.000	—
Other	140	151	Various	193
Subtotal project-level debt:	4,948	5,073
Total debt	7,078	7,779
Less current maturities	(498)	(773)
Less net debt issuance costs	(65)	(71)
Add premiums (e)	4	4
Total long-term debt	$6,519	$6,939
(a) As of September 30, 2022, L+ equals 3 month LIBOR plus x%, except Marsh Landing, due 2023, Mililani I, due 2022 and 2024, and Walnut Creek, due 2023, where L+ equals 1 month LIBOR plus x%.
(b) S+ equals SOFR, plus x%.
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
(e) Premiums relate to the 2028 Senior Notes.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of September 30, 2022, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the nine months ended September 30, 2022.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of September 30, 2022, the Company had no outstanding borrowings under the revolving credit facility and $112 million in letters of credit outstanding. During the nine months ended September 30, 2022, the Company borrowed $80 million under the revolving credit facility and repaid $325 million, $305 million of which was repaid on May 3, 2022, utilizing the proceeds received from the Thermal Disposition.
Bridge Loan Agreement
On May 3, 2022, the Company repaid the $335 million in outstanding borrowings under the Bridge Loan Agreement utilizing proceeds received from the Thermal Disposition, as further described in Note 3, Acquisitions and Dispositions.
Project-level Debt
Capistrano Wind Portfolio
On August 22, 2022, as part of the acquisition of the Capistrano Wind Portfolio, as further described in Note 3, Acquisitions and Dispositions, the Company acquired non-recourse project-level debt totaling $164 million held by the Broken Bow, Cedro Hill and Crofton Bluffs wind projects, which is net of $2 million in previously deferred unamortized debt issuance costs. The non-recourse project-level debt bears interest at a rate of LIBOR plus an applicable margin, which is currently 2.00% per annum, and maturities range from September 30, 2029 to July 14, 2031.
Mililani I
On March 25, 2022, as part of the acquisition of Mililani I, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement, which included a $16 million construction loan that converts to a term loan upon the project reaching substantial completion, $60 million tax equity bridge loan and $27 million sponsor equity bridge loan. The sponsor equity bridge loan was repaid at acquisition date, utilizing $14 million from the cash equity investor, as well as $15 million of the Company’s acquisition price, which was contributed back by CEG, and $2 million was utilized to pay associated fees. The tax equity bridge loan will be repaid with the final proceeds received from the tax equity investor upon Mililani I reaching substantial completion, which is expected to occur in the fourth quarter of 2022, along with the $18 million that was contributed into escrow by the tax equity investor at acquisition date. Subsequent to the Mililani I acquisition, the Company borrowed an additional $27 million in construction loans. As of September 30, 2022, the Company had $43 million in outstanding construction loans in addition to the $60 million tax equity bridge loan referenced above.
Viento Funding II, LLC
On March 16, 2022, the Company, through its indirect subsidiary, Viento Funding II, LLC, entered into a financing agreement which included the issuance of a $190 million term loan as well as $35 million in letters of credit, supported by the Company’s interests in the Elkhorn Ridge, Laredo Ridge, San Juan Mesa and Taloga wind projects. The term loan bears annual interest at a rate of SOFR plus a spread of 0.10% and an applicable margin, which is 1.375% per annum through the fourth anniversary of the term loan and 1.50% per annum thereafter through the maturity date of March 16, 2029. The proceeds from the term loan were used to pay off the existing debt in the amount of $186 million related to Laredo Ridge, Tapestry Wind LLC and Viento Funding II, LLC and to pay related financing costs. The Company recorded a loss on debt extinguishment of $2 million to expense unamortized debt issuance costs.

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

	Three months ended September 30, 2022
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$102	$238	$—	$340
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	19	79	—	98
Depreciation, amortization and accretion	33	96	—	129
General and administrative	—	—	8	8
Operating income (loss)	50	63	(8)	105
Equity in earnings of unconsolidated affiliates	1	13	—	14
Other income, net	1	—	4	5
Interest expense	(11)	(14)	(24)	(49)
Net Income (Loss)	$41	$62	$(28)	$75
Total Assets	$2,327	$9,634	$635	$12,596
(a) Includes eliminations.

	Three months ended September 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$118	$179	$54	$—	$351
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	20	60	37	—	117
Depreciation, amortization and accretion	34	90	7	—	131
General and administrative	—	—	1	9	10
Transaction and integration costs	—	—	—	1	1
Development costs	—	—	1	2	3
Operating income (loss)	64	29	8	(12)	89
Equity in earnings of unconsolidated affiliates	2	18	—	—	20
Other income, net	—	—	1	—	1
Interest expense	(14)	(41)	(5)	(24)	(84)
Net Income (Loss)	$52	$6	$4	$(36)	$26
(a) Includes eliminations.

	Nine months ended September 30, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$313	$532	$77	$—	$922
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	68	220	50	—	338
Depreciation, amortization and accretion	99	280	—	—	379
General and administrative	—	—	2	27	29
Transaction and integration costs	—	—	—	5	5
Development costs	—	—	2	—	2
Total operating costs and expenses	167	500	54	32	753
Gain on sale of business	—	—	—	1,291	1,291
Operating income	146	32	23	1,259	1,460
Equity in earnings of unconsolidated affiliates	3	25	—	—	28
Other income, net	1	4	—	5	10
Loss on debt extinguishment	—	(2)	—	—	(2)
Interest expense	(29)	(33)	(6)	(75)	(143)
Net Income	$121	$26	$17	$1,189	$1,353
(a) Includes eliminations.

	Nine months ended September 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$329	$487	$152	$—	$968
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	70	166	99	(1)	334
Depreciation, amortization and accretion	99	266	22	—	387
General and administrative	—	1	2	26	29
Transaction and integration costs	—	—	—	4	4
Development costs	—	—	3	2	5
Operating income (loss)	160	54	26	(31)	209
Equity in earnings of unconsolidated affiliates	6	26	—	—	32
Other income, net	—	1	2	—	3
Loss on debt extinguishment	—	(1)	—	(41)	(42)
Interest expense	(41)	(103)	(14)	(74)	(232)
Net Income (Loss)	$125	$(23)	$14	$(146)	$(30)
(a) Includes eliminations.
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
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $19 million and $13 million for the three months ended September 30, 2022 and 2021, respectively. The Company incurred total expenses for these services of $49 million and $40 million for the nine months ended September 30, 2022 and 2021, respectively. There was a balance of $9 million due to RENOM as of both September 30, 2022 and December 31, 2021.

Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $3 million for each of the three months ended September 30, 2022 and 2021. The Company incurred expenses under these agreements of $11 million and $10 million for the nine months ended September 30, 2022 and 2021, respectively. There was a balance of $2 million due to CEG as of both September 30, 2022 and December 31, 2021.
CEG Master Services Agreements
The Company is a party to Master Services Agreements with CEG, or MSAs, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. The Company incurred net expenses of $1 million under these agreements for each of the three months ended September 30, 2022 and 2021. The Company incurred net expenses of $4 million and $3 million under these agreements for the nine months ended September 30, 2022 and 2021, respectively.
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

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company’s historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company’s consolidated financial statements to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2022 and 2021. Also refer to the Company’s 2021 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition.
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

Executive Summary
Introduction and Overview
Clearway Energy LLC, together with its consolidated subsidiaries, or the Company, is an energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP and TotalEnergies through the portfolio company, Clearway Energy Group LLC, or CEG, which became equally owned by GIP and TotalEnergies as of September 12, 2022, when TotalEnergies acquired, through its investment in an intermediate holding company, 50% of GIP’s interest in CEG. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. TotalEnergies is a global multi-energy company.
The Company is one of the largest renewable energy owners in the U.S. with over 5,500 net MW of installed wind and solar generation projects. The Company’s over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to increase distributions to its unit holders. Substantially all of the Company’s generation assets are under long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 11 years as of September 30, 2022 based on CAFD.
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR. For further details of the Thermal Disposition, refer to Note 3, Acquisitions and Dispositions.
As of September 30, 2022, the Company’s operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Expiration
Conventional
Carlsbad	100%	527	San Diego Gas & Electric	2038
El Segundo	100%	550	SCE	2023 - 2026
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Various	2023 - 2030
Walnut Creek	100%	485	SCE	2023 - 2026
Total Conventional		2,472
Utility Scale Solar
Agua Caliente	51%	148	PG&E	2039
Alpine	100%	66	PG&E	2033
Avenal	50%	23	PG&E	2031
Avra Valley	100%	27	Tucson Electric Power	2032
Blythe	100%	21	SCE	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	154	City of Georgetown, TX	2043
CVSR	100%	250	PG&E	2038
Desert Sunlight 250	25%	63	SCE	2034
Desert Sunlight 300	25%	75	PG&E	2039
Kansas South	100%	20	PG&E	2033
Mililani I (b) (c)	50%	20	Hawaiian Electric Company	2042
Oahu Solar Projects (b)	100%	62	Hawaiian Electric Company	2041
Roadrunner	100%	20	El Paso Electric	2031
Rosamond Central (b)	50%	96	Various	2035 - 2047
TA High Desert	100%	20	SCE	2033
Utah Solar Portfolio	100%	530	PacifiCorp	2036
Total Utility Scale Solar		1,621
Distributed Solar
DGPV Fund Projects (b)	100%	286	Various	2030 - 2044
Solar Power Partners (SPP) Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	21	Various	2023 -2039
Total Distributed Solar		332

Projects	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Expiration
Wind
Alta I	100%	150	SCE	2035
Alta II	100%	150	SCE	2035
Alta III	100%	150	SCE	2035
Alta IV	100%	102	SCE	2035
Alta V	100%	168	SCE	2035
Alta X (b)	100%	137	SCE	2038
Alta XI (b)	100%	90	SCE	2038
Black Rock (b)	50%	58	Toyota and AEP	2036
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Capistrano Wind Portfolio	100%	413	Various	2030 - 2033
Crosswinds	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b)	100%	122	Various	2029
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2022
Goat Wind	100%	150	Dow Pipeline Company	2025
Hardin	99%	15	Interstate Power and Light Company	2027
Langford (b)	100%	160	Goldman Sachs	2033
Laredo Ridge	100%	81	Nebraska Public Power District	2031
Lookout (b)	100%	38	Southern Maryland Electric Cooperative	2030
Mesquite Sky (b)	50%	170	Various	2033 - 2036
Mesquite Star (b)	50%	210	Various	2032 - 2035
Mt. Storm	100%	264	Citigroup	2031
Ocotillo	100%	59	N/A
Odin	99.9%	21	Missouri River Energy Services	2028
Pinnacle (b)	100%	54	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (d)	100%	160	Avista Corporation	2040
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	Southwestern Public Service Company	2027
Total Wind		3,698
Total net generation capacity		8,123

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company’s percentage ownership in the facility as of September 30, 2022.
(b) Projects are part of tax equity arrangements and ownership percentage is based on cash to be distributed, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
(c) Includes storage capacity that matches the facility’s rated generating capacity.
(d) Rattlesnake has a deliverable capacity of 144 MW.

Significant Events
Thermal Disposition
•On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR for net proceeds of approximately $1.46 billion, inclusive of working capital adjustments, which excludes approximately $18 million in transaction expenses that were incurred in connection with the disposition. The transaction resulted in a gain on sale of business of approximately $1.29 billion, which is net of the $18 million in transaction expenses referenced above. The proceeds from the sale were utilized to repay certain borrowings outstanding, as described under “Corporate Financing Activities” below, with the remaining proceeds invested in short-term investments classified as cash and cash equivalents on the Company’s consolidated balance sheet as of September 30, 2022.
Capistrano Wind Portfolio Acquisition
•On August 22, 2022, the Company, through its wholly-owned indirect subsidiary, Capistrano Portfolio Holdco LLC, acquired the Capistrano Wind Portfolio from Capistrano Wind Partners LLC, an indirect subsidiary of CEG, for a base purchase price of approximately $255 million less working capital adjustments in the net amount of approximately $16 million, representing total net consideration of approximately $239 million. Concurrent with the acquisition, the Company also entered into a development agreement with Clearway Renew LLC, whereby Clearway Renew LLC paid $10 million to the Company at acquisition date for an exclusive right to develop, construct and repower the projects in the Capistrano Wind Portfolio, which was utilized to partially fund the acquisition of the Capistrano Wind Portfolio. The Capistrano Wind Portfolio consists of five wind projects located in Texas, Nebraska and Wyoming with a combined capacity of 413 MW that reached commercial operations between 2008 and 2012. The assets within the portfolio sell power under PPAs with investment-grade counterparties that have a weighted average remaining contract duration of approximately 10 years. The Capistrano Wind Portfolio operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity.
Drop Down Transactions
•On October 3, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Waiawa BL Borrower Holdco LLC, the indirect owner of the Waiawa solar project, a 36 MW solar project with matching storage capacity that is currently under construction and located in Honolulu, Hawaii, from Clearway Renew LLC, a subsidiary of CEG, for cash consideration of $20 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration of $12 million, which was utilized to acquire their portion of the acquired entity. Waiawa BL Borrower Holdco LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Waiawa TE Holdco LLC, which directly holds the Waiawa solar project. Waiawa has a 20-year PPA with an investment-grade utility that commences when the project reaches commercial operations, as defined in the PPA. The acquisition was funded with existing sources of liquidity.
•On March 25, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Mililani BL Borrower Holdco LLC, the indirect owner of the Mililani I solar project, a 39 MW solar project with matching storage capacity, located in Honolulu, Hawaii, from Clearway Renew LLC for cash consideration of $22 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration of $14 million utilized to acquire their portion of the acquired entity. Mililani BL Borrower Holdco LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Mililani TE Holdco LLC, which directly holds the Mililani I solar project. Mililani I has a 20-year PPA with an investment-grade utility that commenced in July 2022. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Mililani I, the Company assumed the project’s financing agreement, which included a $16 million construction loan that converts to a term loan upon the project reaching substantial completion, $60 million tax equity bridge loan and $27 million sponsor equity bridge loan. The sponsor equity bridge loan was repaid at acquisition date, utilizing $14 million from the cash equity investor, as well as $15 million of the Company’s acquisition price, which was contributed back by CEG, and $2 million was utilized to pay associated fees. The tax equity bridge loan will be repaid with the final proceeds received from the tax equity investor upon Mililani I reaching substantial completion, which is expected to occur in the fourth quarter of 2022, along with the $18 million that was contributed into escrow by the tax equity investor at acquisition date.

•In February 2022, in connection with the Company’s 2021 acquisition of the Class B membership interests in Black Rock Wind Holding LLC, through its indirect subsidiary Lighthouse Renewable Holding Sub LLC, from Clearway Renew LLC, the Company paid an additional $23 million as final funding after all remaining turbines of the Black Rock wind project became operational. Concurrent with the final funding, the $59 million that was contributed in 2021 by third-party investors, consisting of $36 million contributed by the cash equity investor and $23 million contributed by the tax equity investor, was released to Clearway Renew LLC.
Resource Adequacy Agreements
•In August 2022, the Company contracted with SCE to sell 100% of El Segundo’s available capacity commencing in August 2023 and ending in August 2026.
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
Proposed Federal Reclassification of Northern Long-Eared Bat — On March 23, 2022, the U.S. Fish and Wildlife Service (FWS) announced a proposal to reclassify the northern long-eared bat as endangered under the Endangered Species Act. The bat, currently listed as threatened, faces extinction due to the range-wide impacts of white-nose syndrome, a deadly disease affecting cave-dwelling bats across the continent. The northern long-eared bat is found in 37 states in the eastern and north central United States and in Canada. The Company is working with renewable energy industry groups to provide comments on the proposed reclassification as this proposal could affect renewable energy facility siting and operations. The proposed listing was recently published by FWS in the Federal Register and the public comment period closed on May 23, 2022. The Company participated in this comment process through the renewable industry group. FWS has yet to release its final decision.
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

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2022	2021	Change	2022	2021	Change
Operating Revenues
Energy and capacity revenues	$381	$400	$(19)	$1,172	$1,096	$76
Other revenues	18	24	(6)	70	69	1
Contract amortization	(42)	(38)	(4)	(125)	(107)	(18)
Mark-to-market for economic hedges	(17)	(35)	18	(195)	(90)	(105)
Total operating revenues	340	351	(11)	922	968	(46)
Operating Costs and Expenses
Cost of fuels	—	20	(20)	29	55	(26)
Operations and maintenance	71	69	2	223	206	17
Other costs of operations	27	28	(1)	86	73	13
Depreciation, amortization and accretion	129	131	(2)	379	387	(8)
General and administrative	8	10	(2)	29	29	—
Transaction and integration costs	—	1	(1)	5	4	1
Development costs	—	3	(3)	2	5	(3)
Total operating costs and expenses	235	262	(27)	753	759	(6)
Gain on sale of business	—	—	—	1,291	—	1,291
Operating Income	105	89	16	1,460	209	1,251
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	14	20	(6)	28	32	(4)
Other income, net	5	1	4	10	3	7
Loss on debt extinguishment	—	—	—	(2)	(42)	40
Derivative interest income	33	6	27	110	42	68
Other interest expense	(82)	(90)	8	(253)	(274)	21
Total other expense, net	(30)	(63)	33	(107)	(239)	132
Net Income (Loss)	75	26	49	1,353	(30)	1,383
Less: Loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3)	(12)	9	(49)	(114)	65
Net Income Attributable to Clearway Energy LLC	$78	$38	$40	$1,402	$84	$1,318

	Three months ended September 30,		Nine months ended September 30,
Business metrics:	2022	2021	2022	2021
Renewables MWh generated/sold (in thousands) (a)	3,367	2,740	11,102	8,640
Thermal MWt sold (in thousands) (b)	—	509	835	1,577
Thermal MWh sold (in thousands) (b)	—	17	19	43
Conventional MWh generated (in thousands) (a) (c)	491	450	912	897
Conventional equivalent availability factor	93.9%	99.8%	92.5%	93.4%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR.
(c) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended September 30, 2022 and 2021
Operating Revenues
Operating revenues decreased by $11 million during the three months ended September 30, 2022, compared to the same period in 2021, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase due to the acquisitions of the Utah Solar Portfolio and Black Rock in December 2021, Mililani I in March 2022 and the Capistrano Wind Portfolio in August 2022, as well as the repowering of the Pinnacle wind project in December 2021.	$37
	Increase primarily driven by higher average realized prices at the wind facilities.	8
Conventional Segment	Decrease primarily driven by forced outages at the El Segundo and Walnut Creek facilities in 2022, resulting in lower capacity revenue.	(15)
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(55)
Mark-to-market for economic hedges	Decrease in unrealized losses primarily driven by a smaller increase in forward power prices in the ERCOT and PJM markets in 2022, compared to the same period in 2021.	18
Contract amortization	Increase primarily driven by amortization of the intangible assets for PPAs related to the 2021 acquisition of the Utah Solar Portfolio.	(4)
		$(11)
Cost of Fuels
Cost of fuels decreased by $20 million during the three months ended September 30, 2022, compared to the same period in 2021, due to the sale of the Thermal Business on May 1, 2022, as further described in Note 3, Acquisitions and Dispositions.
Operations and Maintenance Expense
Operations and maintenance expense increased by $2 million during the three months ended September 30, 2022, compared to the same period in 2021, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase due to the acquisitions of the Utah Solar Portfolio, Black Rock and Mesquite Sky in December 2021 and the Capistrano Wind Portfolio in August 2022.	$12
	Increase primarily driven by timing of maintenance activities, as well as increasing material costs largely at the wind facilities.	5
Conventional Segment	Increase primarily driven by forced outages at El Segundo and Walnut Creek in 2022.	1
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(16)
		$2
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $6 million during the three months ended September 30, 2022, compared to the same period in 2021, primarily driven by a decrease in earnings from Avenal, as well as the consolidation of the of the Utah Solar Portfolio in December 2021, which had earnings in 2021.

Interest Expense
Interest expense decreased by $35 million during the three months ended September 30, 2022, compared to the same period in 2021, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps	$(27)
Decrease in interest expense due to decreased principal balances of project-level debt	(4)
Decrease in interest expense due to the sale of the Thermal Business on May 1, 2022	(4)
$(35)
Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the three months ended September 30, 2022, the Company had a loss of $3 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(5)
Income attributable to third-party partnerships	2
$(3)
For the three months ended September 30, 2021, the Company had a loss of $12 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to third-party partnerships	$(7)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	(5)
$(12)

Management’s Discussion of the Results of Operations for the Nine Months Ended September 30, 2022 and 2021
Operating Revenues
Operating revenues decreased by $46 million during the nine months ended September 30, 2022, compared to the same period in 2021, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase due to the 2021 acquisitions of the Utah Solar Portfolio, Agua Caliente, Black Rock and Mt. Storm, and the 2022 acquisitions of Mililani I and the Capistrano Wind Portfolio, along with the 2021 repowering of the Pinnacle wind project.	$104
	Favorable impact from the loss of $50 million in February 2021 related to net settlements of obligations for wind facilities that were unable to produce the required output during extreme weather conditions in Texas.	50
	Increase primarily driven by higher average realized prices at the wind facilities.	16
Conventional Segment	Decrease primarily driven by forced outages at Walnut Creek and El Segundo Energy Center during the third quarter of 2022, resulting in lower capacity revenue.	(15)
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(78)
Mark-to-market economic hedging activities	Increase in unrealized losses due to changes in the fair value of commodity contracts, primarily driven by the acquisition of Mesquite Sky in 2021, as well as increased unrealized losses due to increases in forward power prices in the ERCOT and PJM markets.	(68)
	Increase in unrealized losses driven by mark-to-market losses of the Langford commodity contract, which previously qualified for the NPNS exception.	(37)
Contract amortization	Increase primarily driven by amortization of the intangible assets for PPAs related to the 2021 acquisitions of Agua Caliente and the Utah Solar Portfolio.	(18)
		$(46)
Cost of Fuels

Cost of fuels decreased by $26 million during the nine months ended September 30, 2022, compared to the same period in 2021, due to the sale of the Thermal Business on May 1, 2022, as further described in Note 3, Acquisitions and Dispositions.
Operations and Maintenance Expense
Operations and maintenance expense increased by $17 million during the nine months ended September 30, 2022, compared to the same period in 2021, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase from the acquisitions of the Utah Solar Portfolio, Mesquite Sky, Black Rock and Mt. Storm in 2021, and the acquisition of Mililani I and the Capistrano Wind Portfolio in 2022.	$32
	Increase primarily driven by timing of maintenance activities, as well as increasing material costs largely at the wind facilities.	6
Conventional Segment	Increase due to the forced outages at El Segundo and Walnut Creek during the third quarter of 2022.	2
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(23)
		$17
Other Cost of Operations Expense
Other cost of operations expense increased by $13 million during the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to the acquisitions of the Utah Solar Portfolio, Mesquite Sky, Black Rock and Mt. Storm in 2021 and the acquisition of the Capistrano Wind Portfolio in 2022.
Gain on Sale of Business
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR resulting in a gain on sale of business of approximately $1.29 billion, as further described in Note 3, Acquisitions and Dispositions.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $4 million during the nine months ended September 30, 2022, compared to the same period in 2021, primarily driven by the consolidation of the Utah Solar Portfolio in December 2021, which had earnings in 2021.
Loss on Debt Extinguishment
The Company recorded a loss on debt extinguishment of $2 million during the nine months ended September 30, 2022, which reflects the write-off of previously deferred finance costs related to the Laredo Ridge, Tapestry Wind LLC and Viento Funding II, LLC, as further described in Note 7, Long-term Debt.
The Company recorded a loss on debt extinguishment of $42 million during the nine months ended, September 30, 2021, which primarily reflects the write-off of previously deferred finance costs and payment of premiums related to the redemption of the 2025 Senior Notes.
Interest Expense
Interest expense decreased by $89 million during the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps	$(68)
Decrease in interest expense due to decreased principal balances of project-level debt	(15)
Decrease in interest expense due to the sale of the Thermal Business on May 1, 2022	(7)
Amortization of deferred financing costs related to the Bridge Loan that was entered into during the fourth quarter of 2021 and paid in full on May 3, 2022	1
$(89)
Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the nine months ended September 30, 2022, the Company had a loss of $49 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(29)
Losses attributable to third-party partnerships	(20)
$(49)
For the nine months ended September 30, 2021, the Company had a loss of $114 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(82)
Losses attributable to third-party partnerships	(32)
$(114)

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
Current Liquidity Position
As of September 30, 2022 and December 31, 2021, the Company’s liquidity was approximately $1.54 billion and $821 million, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

(In millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents:
Clearway Energy LLC, excluding subsidiaries	$625	$33
Subsidiaries	168	146
Restricted cash:
Operating accounts	144	246
Reserves, including debt service, distributions, performance obligations and other reserves	219	229
Total cash, cash equivalents and restricted cash	$1,156	$654
Revolving credit facility availability	383	167
Total liquidity	$1,539	$821
The Company’s liquidity includes $363 million and $475 million of restricted cash balances as of September 30, 2022 and December 31, 2021, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s projects that are restricted in their use. As of September 30, 2022, these restricted funds were comprised of $144 million designated to fund operating expenses, approximately $66 million designated for current debt service payments and $124 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $29 million is held in distribution reserve accounts.
As of September 30, 2022, the Company had no outstanding borrowings under the revolving credit facility and $112 million in letters of credit outstanding. During the nine months ended September 30, 2022, the Company borrowed $80 million under the revolving credit facility and repaid $325 million, $305 million of which was repaid on May 3, 2022, utilizing the proceeds received from the Thermal Disposition. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
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
Sources of Liquidity
The Company’s principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities by Clearway, Inc. or the Company as appropriate given market conditions. As described in Note 7, Long-term Debt, to this Form 10-Q and Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2021 Form 10-K, the Company’s financing arrangements consist of corporate level debt, which includes Senior Notes, intercompany borrowings with Clearway, Inc. and the revolving credit facility, the ATM Programs and project-level financings for its various assets.

Thermal Disposition
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR for net proceeds of approximately $1.46 billion, inclusive of working capital adjustments, which excludes approximately $18 million in transaction expenses that were incurred in connection with the disposition. The transaction resulted in a gain on sale of business of approximately $1.29 billion, which is net of the $18 million in transaction expenses referenced above. The proceeds from the sale were utilized to repay certain borrowings outstanding, as further described in Note 7, Long-term Debt, with the remaining proceeds invested in short-term investments classified as cash and cash equivalents on the Company’s consolidated balance sheet as of September 30, 2022.
Credit Ratings
Credit rating agencies rate a firm’s public debt securities. These ratings are utilized by the debt markets in evaluating a firm’s credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Company’s ability to pay principal, interest and preferred dividends. Rating agencies evaluate a firm’s industry, cash flow, leverage, liquidity and hedge profile, among other factors, in their credit analysis of a firm’s credit risk. As of September 30, 2022, the Company’s 2028 Senior Notes, 2031 Senior Notes and 2032 Senior Notes were rated BB by S&P and Ba2 by Moody’s.
Uses of Liquidity
The Company’s requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 7, Long-term Debt, to the consolidated financial statements; (ii) capital expenditures; (iii) off-balance sheet arrangements; (iv) acquisitions and investments; and (v) distributions.
Capital Expenditures
The Company’s capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance, and growth capital expenditures consisting of costs to construct new assets and costs to complete the construction of assets where construction is in process.
For the nine months ended September 30, 2022, the Company used approximately $95 million to fund capital expenditures, including growth expenditures of $75 million in the Renewables segment, funded through construction-related financing. Renewables segment capital expenditures included $24 million incurred in connection with the Mililani solar project, $28 million incurred in connection with the Mesquite Sky wind project, $13 million incurred in connection with the Black Rock wind project, $5 million incurred in connection with the Rattlesnake wind project and $5 million incurred by other wind and solar projects. Prior to the sale of the Thermal Business on May 1, 2022, the Company incurred $4 million of growth capital expenditures in the Thermal segment in connection with various development projects. In addition, the Company incurred $16 million in maintenance capital expenditures. The Company estimates $30 million of maintenance expenditures for 2022. These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its business.
Waiawa Drop Down — On October 3, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Waiawa BL Borrower Holdco LLC, the indirect owner of the Waiawa solar project, a 36 MW solar project with matching storage capacity that is currently under construction and located in Honolulu, Hawaii, from Clearway Renew LLC, a subsidiary of CEG, for cash consideration of $20 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration of $12 million, which was utilized to acquire their portion of the acquired entity. Waiawa BL Borrower Holdco LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Waiawa TE Holdco LLC, which directly holds the Waiawa solar project. Waiawa has a 20-year PPA with an investment-grade utility that commences when the project reaches commercial operations, as defined in the PPA. The acquisition was funded with existing sources of liquidity.

Capistrano Wind Portfolio Acquisition — On August 22, 2022, the Company, through its wholly-owned indirect subsidiary, Capistrano Portfolio Holdco LLC, acquired the Capistrano Wind Portfolio from Capistrano Wind Partners LLC, an indirect subsidiary of CEG, for a base purchase price of approximately $255 million, less working capital adjustments in the net amount of approximately $16 million, representing total net consideration of approximately $239 million. Concurrent with the acquisition, the Company also entered into a development agreement with Clearway Renew LLC, whereby Clearway Renew LLC paid $10 million to the Company at acquisition date for an exclusive right to develop, construct and repower the projects in the Capistrano Wind Portfolio, which was utilized to partially fund the acquisition of the Capistrano Wind Portfolio. The Capistrano Wind Portfolio consists of five wind projects located in Texas, Nebraska and Wyoming with a combined capacity of 413 MW that reached commercial operations between 2008 and 2012. The assets within the portfolio sell power under PPAs with investment-grade counterparties that have a weighted average remaining contract duration of approximately 10 years. The Capistrano Wind Portfolio operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity.
Mililani I Drop Down — On March 25, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Mililani BL Borrower Holdco LLC, the indirect owner of the Mililani I solar project, a 39 MW Solar project with matching storage capacity, located in Honolulu, Hawaii, from Clearway Renew LLC for cash consideration of $22 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration of $14 million utilized to acquire their portion of the acquired entity. Mililani BL Borrower Holdco LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Mililani TE Holdco LLC, which directly holds the Mililani I solar project. Mililani I has a 20-year PPA with an investment-grade utility that commenced in July 2022. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Mililani I, the Company assumed the project’s financing agreement, which included a $16 million construction loan that converts to a term loan upon substantial completion of the project, $60 million tax equity bridge loan and $27 million sponsor equity bridge loan. The sponsor equity bridge loan was repaid at acquisition date, utilizing $14 million from the cash equity investor, as well as $15 million of the Company’s acquisition price, which was contributed back by CEG, and $2 million was utilized to pay associated fees. The tax equity bridge loan will be repaid with the final proceeds received from the tax equity investor upon Mililani I reaching substantial completion, which is expected to occur in the fourth quarter of 2022, along with the $18 million that was contributed into escrow by the tax equity investor at acquisition date.
Black Rock Drop Down — In February 2022, in connection with the Company’s 2021 acquisition of the Class B membership interests in Black Rock Wind Holding LLC, through its indirect subsidiary Lighthouse Renewable Holding Sub LLC, from Clearway Renew LLC, the Company paid an additional $23 million as final funding after all remaining turbines of the Black Rock wind project became operational. Concurrent with the final funding, the $59 million that was contributed in 2021 by third-party investors, consisting of $36 million contributed by the cash equity investor and $23 million contributed by the tax equity investor, was released to Clearway Renew LLC.
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
The following table lists the distributions paid on the Company’s Class A, B, C and D units during the nine months ended September 30, 2022:

	Third Quarter 2022	Second Quarter 2022	First Quarter 2022
Distributions per Class A, B, C and D unit	$0.3604	$0.3536	$0.3468
On November 2, 2022, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.3672 per unit payable on December 15, 2022 to unit holders of record as of December 1, 2022.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
As of September 30, 2022, the Company has several investments with an ownership interest percentage of 50% or less in energy and an energy-related entity that is accounted for under the equity method. GenConn is a variable interest entity for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $333 million as of September 30, 2022. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company’s capital expenditure programs, as disclosed in the Company’s 2021 Form 10-K.

Cash Flow Discussion
The following table reflects the changes in cash flows for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine months ended September 30,
	2022	2021	Change
	(In millions)
Net cash provided by operating activities	$614	$530	$84
Net cash provided by (used in) investing activities	1,100	(430)	1,530
Net cash used in financing activities	(1,212)	(10)	(1,202)
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items	$99
Increase in working capital primarily driven by the timing of accounts receivable collections and payments of accounts payable	3
Transaction expenses paid on May 1, 2022 in connection with the sale of the Thermal Business	(18)
$84
Net Cash Provided by (Used in) Investing Activities

Changes to net cash provided by (used in) investing activities were driven by:	(In millions)
Proceeds from the sale of the Thermal Business	$1,457
Cash paid for acquisitions, net of cash acquired, in 2021	211
Decrease in cash paid for Drop Down assets	81
Decrease in capital expenditures	29
Cash paid to CEG in 2021 for equipment for the Pinnacle wind project repowering	21
Cash paid to CEG in 2022 for Capistrano Wind Portfolio	(223)
Decrease in the return of investment from unconsolidated affiliates	(25)
Other	(21)
$1,530
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Decrease in proceeds from the issuance of long-term debt, net of payments	$(511)
Decrease in proceeds from the revolving credit facility, net of payments	(322)
Decrease in contributions from noncontrolling interest members, net of distributions	(146)
Decrease in contributions from CEG, net of distributions	(119)
Cash released from escrow distributed to CEG in 2022	(64)
Tax-related distributions in 2022	(19)
Increase in payments of distributions	(15)
Other	(6)
$(1,202)

Fair Value of Derivative Instruments
The Company may enter into commodity purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2022, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2022. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2021	$(236)
Contracts realized or otherwise settled during the period	59
Contracts acquired during the period	6
Contracts added due to loss of NPNS exception	(22)
Contracts removed during the period	6
Changes in fair value	(89)
Fair value of contracts as of September 30, 2022	$(276)

	Fair value of contracts as of September 30, 2022
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$23	$44	$15	$12	$94
Level 3	(79)	(98)	(72)	(121)	(370)
Total	$(56)	$(54)	$(57)	$(109)	$(276)
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
If all of the interest rate swaps had been discontinued on September 30, 2022, the Company would have owed the counterparties $90 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2022, a change of 1%, or 100 basis points, in interest rates would result in an approximately $1 million change in market interest expense on a rolling twelve-month basis.
As of September 30, 2022, the fair value of the Company’s debt was $6.30 billion and the carrying value was $7.08 billion. The Company estimates that a decrease of 1%, or 100 basis points, in market interest rates would have increased the fair value of its long-term debt by approximately $361 million.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivatives contracts would cause a change of approximately $7 million to the net value of power derivatives as of September 30, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through September 30, 2022, see Note 10, Contingencies, to this Form 10-Q.

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
10.1
Seventh Amendment to Amended and Restated Credit Agreement, entered into as of August 15, 2022, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 19, 2022.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY LLC (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
President and Chief Executive Officer (Principal Executive Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: November 2, 2022	Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)