Form 10-Q
period 2023-09-30
Clearway Energy LLC
filed 2023-11-02
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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
Yes ☐       No ☒
As of October 31, 2023, there were 34,613,853 Class A units outstanding, 42,738,750 Class B units outstanding, 82,390,447 Class C units outstanding, and 42,336,750 Class D units outstanding. There is no public market for the registrant's outstanding units.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2028 Senior Notes	$850 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.75% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.75% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
ATM Program	At-The-Market Equity Offering Program
Bridge Loan Agreement	Senior secured bridge credit agreement entered into by Clearway Energy Operating LLC that provided a term loan facility in an aggregate principal amount of $335 million that was repaid on May 3, 2022
BESS	Battery energy storage system
Black Start	The capability of a generating asset to restore the grid in the event of a blackout without relying on the external electric power transmission network
CAFD	A non-GAAP measure, Cash Available for Distribution is defined as of September 30, 2023 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments and adjusted for development expenses
Capistrano Wind Portfolio	Five wind projects representing 413 MW of capacity, which includes Broken Bow and Crofton Bluffs located in Nebraska, Cedro Hill located in Texas and Mountain Wind Power I and II located in Wyoming
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreements	Master Services Agreements entered into as of August 31, 2018 and amended on February 2, 2023 between the Company, Clearway, Inc., Clearway Energy Operating LLC and CEG
Clearway, Inc.	Clearway Energy, Inc., the holder of the Company’s Class A and Class C units
Clearway Energy Group LLC	The holder of all of Clearway, Inc.’s Class B and Class D common stock, the Company’s Class B and Class D units and, from time to time, possibly shares of Clearway, Inc.’s Class A and/or Class C common stock
Clearway Energy Operating LLC	The holder of the project assets that are owned by the Company
Clearway Renew	Clearway Renew LLC, a subsidiary of CEG
Company	Clearway Energy LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
Distributed Solar	Solar power projects, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC

GIP	Global Infrastructure Partners
HLBV	Hypothetical Liquidation at Book Value
KKR	KKR Thor Bidco, LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LIBOR	London Inter-Bank Offered Rate
Mesquite Star	Mesquite Star Special LLC
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to Clearway, Inc. net of collateral
NPNS	Normal Purchases and Normal Sales
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PPA	Power Purchase Agreement
RA	Resource adequacy
RENOM	Clearway Renewable Operation & Maintenance LLC
Rosie Central BESS	Rosie BESS Devco LLC
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
Thermal Business	The Company’s thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
TotalEnergies	TotalEnergies SE
U.S.	United States of America
Utah Solar Portfolio	Seven utility-scale solar farms located in Utah, representing 530 MW of capacity
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Operating Revenues
Total operating revenues	$371	$340	$1,065	$922
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	134	98	360	338
Depreciation, amortization and accretion	133	129	389	379
General and administrative	8	8	27	29
Transaction and integration costs	1	—	3	5
Development costs	—	—	—	2
Total operating costs and expenses	276	235	779	753
Gain on sale of business	—	—	—	1,291
Operating Income	95	105	286	1,460
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	11	14	11	28
Other income, net	15	5	32	10
Loss on debt extinguishment	—	—	—	(2)
Interest expense	(48)	(49)	(202)	(143)
Total other expense, net	(22)	(30)	(159)	(107)
Net Income	73	75	127	1,353
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(32)	(3)	(62)	(49)
Net Income Attributable to Clearway Energy LLC	$105	$78	$189	$1,402
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Net Income	$73	$75	$127	$1,353
Other Comprehensive Income
Unrealized gain on derivatives and changes in accumulated OCI/OCL	9	14	9	37
Other comprehensive income	9	14	9	37
Comprehensive Income	82	89	136	1,390
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(28)	(1)	(58)	(43)
Comprehensive Income Attributable to Clearway Energy LLC	$110	$90	$194	$1,433
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$566	$657
Restricted cash	590	339
Accounts receivable — trade	196	153
Inventory	55	47
Derivative instruments	51	26
Note receivable — affiliate	215	—
Prepayments and other current assets	61	54
Total current assets	1,734	1,276
Property, plant and equipment, net	8,025	7,421
Other Assets
Equity investments in affiliates	373	364
Intangible assets for power purchase agreements, net	2,352	2,488
Other intangible assets, net	72	77
Derivative instruments	132	63
Right-of-use assets, net	569	527
Other non-current assets	113	96
Total other assets	3,611	3,615
Total Assets	$13,370	$12,312
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current portion of long-term debt — external	$522	$322
Current portion of long-term debt — affiliate	2	2
Accounts payable — trade	73	55
Accounts payable — affiliates	74	24
Derivative instruments	54	50
Accrued interest expense	41	54
Accrued expenses and other current liabilities	75	95
Total current liabilities	841	602
Other Liabilities
Long-term debt — external	6,995	6,491
Deferred income taxes	4	4
Derivative instruments	271	303
Long-term lease liabilities	601	548
Other non-current liabilities	234	197
Total other liabilities	8,105	7,543
Total Liabilities	8,946	8,145
Redeemable noncontrolling interest in subsidiaries	18	7
Commitments and Contingencies
Members’ Equity
Contributed capital	1,233	1,308
Retained earnings	1,147	1,240
Accumulated other comprehensive income	26	21
Noncontrolling interest	2,000	1,591
Total Members’ Equity	4,406	4,160
Total Liabilities and Members’ Equity	$13,370	$12,312
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2023	2022
Cash Flows from Operating Activities
Net Income	$127	$1,353
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(11)	(28)
Distributions from unconsolidated affiliates	17	25
Depreciation, amortization and accretion	389	379
Amortization of financing costs and debt discounts	9	10
Amortization of intangibles	139	123
Loss on debt extinguishment	—	2
Gain on sale of business	—	(1,291)
Reduction in carrying amount of right-of-use assets	11	10
Changes in derivative instruments and amortization of accumulated OCI/OCL	(64)	77
Cash used in changes in other working capital:
Changes in prepaid and accrued liabilities for tolling agreements	(23)	24
Changes in other working capital	(69)	(70)
Net Cash Provided by Operating Activities	525	614
Cash Flows from Investing Activities
Acquisition of Drop Down Assets, net of cash acquired	100	(51)
Acquisition of Capistrano Wind Portfolio, net of cash acquired	—	(223)
Increase in note receivable — affiliate	(215)	—
Capital expenditures	(143)	(95)
Return of investment from unconsolidated affiliates	14	12
Investments in unconsolidated affiliates	(28)	—
Proceeds from sale of business	—	1,457
Other	1	—
Net Cash (Used in) Provided by Investing Activities	(271)	1,100
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	219	2
Contributions from (distributions to) CEG, net	75	(16)
Payments of distributions	(231)	(214)
Tax-related distributions	(50)	(19)
Distributions to CEG of escrowed amounts	—	(64)
Proceeds from the revolving credit facility	—	80
Payments for the revolving credit facility	—	(325)
Proceeds from the issuance of long-term debt — external	293	219
Proceeds from the issuance of long-term debt — affiliate	—	5
Payments of debt issuance costs	(14)	(4)
Payments for long-term debt — external	(384)	(868)
Payments for long-term debt — affiliate	—	(1)
Other	(2)	(7)
Net Cash Used in Financing Activities	(94)	(1,212)
Net Increase in Cash, Cash Equivalents and Restricted Cash	160	502
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	996	654
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,156	$1,156
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
For the Nine Months Ended September 30, 2023
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Members’ Equity
Balances at December 31, 2022	$1,308	$1,240	$21	$1,591	$4,160
Net loss	—	(22)	—	(33)	(55)
Unrealized loss on derivatives and changes in accumulated OCI	—	—	(3)	(1)	(4)
Contributions from CEG, net of distributions, cash	30	—	—	—	30
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	215	215
Transfers of assets under common control	(59)	—	—	53	(6)
Distributions paid to Clearway, Inc.	—	(44)	—	—	(44)
Distributions paid to CEG Class B and Class D unit holders	—	(32)	—	—	(32)
Balances at March 31, 2023	1,279	1,142	18	1,825	4,264
Net income (loss)	—	106	—	(6)	100
Unrealized gain on derivatives	—	—	3	1	4
Distributions to CEG, cash	(4)	—	—	—	(4)
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	(5)	(5)
Tax-related distributions	—	(45)	—	—	(45)
Distributions paid to Clearway, Inc.	—	(45)	—	—	(45)
Distributions paid to CEG Class B and Class D unit holders	—	(32)	—	—	(32)
Balances at June 30, 2023	1,275	1,126	21	1,815	4,237
Net income (loss)	—	105	—	(37)	68
Unrealized gain on derivatives	—	—	5	4	9
Distributions to CEG, cash	(1)	—	—	—	(1)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	12	12
Distributions to noncontrolling interests, non-cash	—	—	—	(7)	(7)
Tax-related distributions	—	(5)	—	—	(5)
Transfer of assets under common control	(42)	—	—	213	171
Distributions paid to Clearway, Inc.	—	(45)	—	—	(45)
Distributions paid to CEG Class B and Class D unit holders	—	(33)	—	—	(33)
Other	1	(1)	—	—	—
Balances at September 30, 2023	$1,233	$1,147	$26	$2,000	$4,406
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
As of September 30, 2023, Clearway, Inc. owned 57.90% of the economic interests of the Company, with CEG owning 42.10% of the economic interests of the Company.

The following table represents a summarized structure of the Company as of September 30, 2023:

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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated financial position as of September 30, 2023, and results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2023 and 2022.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $125 million and $121 million as of September 30, 2023 and December 31, 2022, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$566	$657
Restricted cash	590	339
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,156	$996
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s projects that are restricted in their use. As of September 30, 2023, these restricted funds were comprised of $160 million designated to fund operating expenses, $316 million designated for current debt service payments and $85 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $29 million is held in distributions reserve accounts.
Supplemental Cash Flow Information
The following table provides a disaggregation of the amounts classified as Acquisition of Drop Down Assets, net of cash acquired, shown in the consolidated statements of cash flows:

	Nine months ended September 30,
	2023	2022
	(In millions)
Cash paid to acquire Drop Down Assets	$(34)	$(51)
Cash acquired from the acquisition of Drop Down Assets	134	—
Acquisition of Drop Down Assets, net of cash acquired	$100	$(51)
Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net:

	September 30, 2023	December 31, 2022
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$3,357	$3,024
Intangible Assets Accumulated Amortization	1,018	877
Distributions
The following table lists distributions paid on the Company's Class A, B, C and D units during the nine months ended September 30, 2023:

	Third Quarter 2023	Second Quarter 2023	First Quarter 2023
Distributions per Class A, B, C and D unit	$0.3891	$0.3818	$0.3745
On November 1, 2023, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.3964 per unit payable on December 15, 2023 to unit holders of record as of December 1, 2023.
In addition to the quarterly distributions, the Company paid $50 million in additional distributions, $29 million of which was distributed to Clearway, Inc. and $21 million of which was distributed to CEG, during the nine months ended September 30, 2023, in order for Clearway, Inc. to make certain additional tax payments primarily associated with the sale of the Thermal Business.

Redeemable Noncontrolling Interests
To the extent that a third party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. The following table reflects the changes in the Company’s redeemable noncontrolling interest balance:

(In millions)
Balance at December 31, 2022	$7
Cash distributions to redeemable noncontrolling interests	(3)
Comprehensive income attributable to redeemable noncontrolling interests	14
Balance at September 30, 2023	$18
Revenue Recognition
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category:

	Three months ended September 30, 2023
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$57	$280	$337
Capacity revenue (a)	74	5	79
Other revenue	3	17	20
Contract amortization	(5)	(42)	(47)
Mark-to-market for economic hedges	3	(21)	(18)
Total operating revenues	132	239	371
Less: Mark-to-market for economic hedges	(3)	21	18
Less: Lease revenue	(41)	(233)	(274)
Less: Contract amortization	5	42	47
Total revenue from contracts with customers	$93	$69	$162

(a) The following amounts of energy, capacity and other revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$2	$228	$230
Capacity revenue	39	5	44
Total	$41	$233	$274

	Three months ended September 30, 2022
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$2	$272	$274
Capacity revenue (a)	106	1	107
Other revenue	—	18	18
Contract amortization	(6)	(36)	(42)
Mark-to-market for economic hedges	—	(17)	(17)
Total operating revenues	102	238	340
Less: Mark-to-market for economic hedges	—	17	17
Less: Lease revenue	(108)	(226)	(334)
Less: Contract amortization	6	36	42
Total revenue from contracts with customers	$—	$65	$65

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$2	$226	$228
Capacity revenue	106	—	106
Total	$108	$226	$334

	Nine months ended September 30, 2023
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$61	$753	$814
Capacity revenue (a)	270	15	285
Other revenue (a)	24	56	80
Contract amortization	(16)	(125)	(141)
Mark-to-market for economic hedges	3	24	27
Total operating revenues	342	723	1,065
Less: Mark-to-market for economic hedges	(3)	(24)	(27)
Less: Lease revenue	(246)	(626)	(872)
Less: Contract amortization	16	125	141
Total revenue from contracts with customers	$109	$198	$307

(a) The following amounts of energy, capacity and other revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$4	$613	$617
Capacity revenue	221	13	234
Other revenue (b)	21	—	21
Total	$246	$626	$872

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

	Nine months ended September 30, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$5	$773	$48	$826
Capacity revenue (a)	326	2	18	346
Other revenue	—	59	11	70
Contract amortization	(18)	(107)	—	(125)
Mark-to-market for economic hedges	—	(195)	—	(195)
Total operating revenues	313	532	77	922
Less: Mark-to-market for economic hedges	—	195	—	195
Less: Lease revenue	(331)	(656)	(1)	(988)
Less: Contract amortization	18	107	—	125
Total revenue from contracts with customers	$—	$178	$76	$254

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$5	$656	$1	$662
Capacity revenue	326	—	—	326
Total	$331	$656	$1	$988
Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(In millions)
Accounts receivable, net - Contracts with customers	$67	$37
Accounts receivable, net - Leases	129	116
Total accounts receivable, net	$196	$153
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

Note 3 — Acquisitions and Dispositions
Acquisitions
Victory Pass and Arica Drop Down — On October 31, 2023, the Company, through its indirect subsidiary, VP-Arica Parent Holdco LLC, acquired the Class A membership interests in VP-Arica TargetCo LLC, the indirect owner of Victory Pass, a 200 MW solar project with matching storage capacity, and Arica, a 263 MW solar project with matching storage capacity, that are both currently under construction in Riverside, California, from Clearway Renew for initial cash consideration of $46 million. Simultaneously, a cash equity investor acquired the Class B membership interests in VP-Arica TargetCo LLC from Clearway Renew for initial cash consideration of $87 million. At substantial completion, which is expected to occur in the first half of 2024, the Company will pay an additional $182 million to Clearway Renew and the cash equity investor will pay an additional $347 million to Clearway Renew. VP-Arica TargetCo LLC, a partnership between the Company and the cash equity investor, consolidates as primary beneficiary, VP-Arica TE Holdco LLC, a tax equity fund that owns the Victory Pass and Arica solar projects. Victory Pass and Arica each have PPAs with investment-grade counterparties that have a 15-year and 14-year weighted average contract duration, respectively, that commence when the underlying operating assets reach commercial operations, which is expected to occur in the first half of 2024. The acquisition was funded with existing sources of liquidity.
Daggett 2 Drop Down — On August 30, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett 2 TargetCo LLC, the indirect owner of Daggett 2, a 182 MW solar project with matching storage capacity that is currently under construction in San Bernardino, California, from CEG for cash consideration of $13 million. Daggett 2 TargetCo LLC, a partnership between the Company and a cash equity investor, consolidates as primary beneficiary, Daggett 2 TE Holdco LLC, a tax equity fund that owns the Daggett 2 solar project, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Daggett 2 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the underlying operating assets reach commercial operations, which is expected to occur for the majority of the assets in the fourth quarter of 2023. The Daggett 2 operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Daggett 2 on a prospective basis in its financial statements. The assets, liabilities and noncontrolling interests transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the historical cost of the Company’s acquired interests of $29 million and the cash paid of $13 million was recorded as an adjustment to CEG’s contributed capital balance.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of August 30, 2023:

(In millions)	Daggett 2
Cash	$1
Restricted cash (a)	119
Property, plant and equipment	379
Right-of-use-assets, net	22
Derivative assets	22
Total assets acquired	543

Long-term debt (b)	308
Long-term lease liabilities	23
Other current and non-current liabilities	28
Total liabilities assumed	359
Noncontrolling interests	213
Net assets acquired less noncontrolling interests	$(29)

(a) Includes funds that were contributed by the cash equity investor and tax equity investor that must be used to pay off the tax equity bridge loan when the project reaches substantial completion, which is expected to occur in the fourth quarter of 2023.
(b) Includes a $107 million construction loan and $204 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. See Note 7, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.

Daggett 3 Drop Down — On February 17, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett TargetCo LLC, the indirect owner of Daggett 3, a 300 MW solar project with matching storage capacity that is located in San Bernardino, California, from Clearway Renew for cash consideration of $21 million. Simultaneously, a cash equity investor acquired the Class B membership interests in Daggett TargetCo LLC from Clearway Renew for cash consideration of $129 million. The Company and the cash equity investor then contributed their Class A and B membership interests, respectively, into Daggett Renewable Holdco LLC, a partnership between the Company and the cash equity investor, that consolidates Daggett TargetCo LLC. Daggett TargetCo LLC consolidates as primary beneficiary, Daggett TE Holdco LLC, a tax equity fund that owns the Daggett 3 solar project, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Daggett 3 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the underlying assets reach commercial operations, which occurred for the majority of the assets during the third quarter of 2023. The Daggett 3 operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Daggett 3 on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid of $21 million and the historical cost of the Company’s net assets acquired of $15 million was recorded as an adjustment to CEG’s contributed capital balance. In addition, the Company reflected the entire $21 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions in the consolidated statements of members’ equity.
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
(b) Includes $32 million of project costs that were subsequently funded by CEG. Subsequent to the acquisition date, CEG funded an additional $21 million in project costs. The combined $53 million funded by CEG was repaid to CEG in October 2023.
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
Rosie Central BESS — On June 30, 2023, the Company, through its indirect subsidiary, Rosie Class B LLC, the indirect owner of the Rosamond Central solar project, became the owner of the Class B membership interests of Rosie Central BESS in order to facilitate and fund the construction of a 147 MW BESS project that is co-located at the Rosamond Central solar facility. Clearway Renew indirectly owns the Class A membership interests and controls Rosie Central BESS. The Company accounts for its investment in Rosie Central BESS as an equity method investment. As of September 30, 2023, the Company’s investment consisted of $28 million contributed into Rosie Central BESS, funded through contributions from the Company and its cash equity investor in Rosie TargetCo LLC, which consolidates Rosie Class B LLC.

Additionally, on June 30, 2023, the Rosamond Central solar project entered into an asset purchase agreement with Clearway Renew to acquire the BESS project assets at mechanical completion, which is expected to occur in the fourth quarter of 2023, for initial cash consideration of $72 million, $17 million of which will be funded by the Company with the remaining $55 million to be funded through contributions from the cash equity investor in Rosie TargetCo LLC and the tax equity investor in Rosie TE HoldCo LLC. At substantial completion, which is expected to occur in the first half of 2024, the Rosamond Central solar project will pay an additional $288 million to Clearway Renew, $67 million of which will be funded by the Company with the remaining $221 million to be funded through contributions from the cash equity and tax equity investors. The BESS project has a PPA for capacity with an investment-grade utility that has a 15-year contract duration that will commence when the project reaches commercial operations, which is expected to occur in the first half of 2024. In order to facilitate and fund the construction of the BESS project, Rosie Class B LLC, the indirect owner of the Rosamond Central solar project, issued a loan to a consolidated subsidiary of Clearway Renew that is included in note receivable — affiliate on the Company’s consolidated balance sheet, as further discussed in Note 7, Long-term Debt.
The Company’s maximum exposure to loss as of September 30, 2023 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Avenal	50%	$7
Desert Sunlight	25%	234
Elkhorn Ridge	67%	15
GenConn (a)	50%	79
Rosie Central BESS (a)	50%	28
San Juan Mesa	75%	10
		$373

(a) GenConn and Rosie Central BESS are variable interest entities.
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
The discussion below describes material changes to VIEs during the nine months ended September 30, 2023.
Lighthouse Partnership Arrangements — On August 30, 2023, the Company and the cash equity investor in Lighthouse Renewable Holdco LLC and Lighthouse Renewable Holdco 2 LLC agreed to transfer Mesquite Star Class B Holdco LLC, the indirect owner of the Mesquite Star wind project, from Lighthouse Renewable Holdco LLC to Lighthouse Renewable Holdco 2 LLC.
Daggett 2 TargetCo LLC — As described in Note 3, Acquisitions and Dispositions, on August 30, 2023, Daggett Solar Investment LLC, an indirect subsidiary of the Company, acquired the Class A membership interests in Daggett 2 TargetCo LLC, a partnership between the Company and a cash equity investor. The Company consolidates Daggett 2 TargetCo LLC as a VIE as the Company is the primary beneficiary, through its role as managing member. The Company recorded the acquired noncontrolling interest of the cash equity investor in Daggett 2 TargetCo LLC at historical carrying amount. Daggett 2 TargetCo LLC consolidates as primary beneficiary, Daggett 2 TE Holdco LLC, a tax equity fund that owns the Daggett 2 solar project. The tax equity investor’s interest is shown as noncontrolling interest and the HLBV method is utilized to allocate the income or losses of Daggett 2 TE Holdco LLC.

Daggett Renewable Holdco LLC — As described in Note 3, Acquisitions and Dispositions, on February 17, 2023, Daggett Solar Investment LLC acquired the Class A membership interests in Daggett TargetCo LLC while a cash equity investor acquired the Class B membership interests. The Company and the cash equity investor then contributed their Class A and B membership interests, respectively, into Daggett Renewable Holdco LLC, a partnership between the Company and the cash equity investor, and concurrently, Daggett TargetCo LLC became a wholly-owned subsidiary of Daggett Renewable Holdco LLC. The Company consolidates Daggett Renewable Holdco LLC as a VIE as the Company is the primary beneficiary, through its role as managing member. The Company recorded the noncontrolling interest of the cash equity investor in Daggett Renewable Holdco LLC at historical carrying amount, with the offset to additional paid-in capital. Daggett TargetCo LLC consolidates as primary beneficiary, Daggett TE Holdco LLC, a tax equity fund that owns the Daggett 3 solar project. The tax equity investor’s interest is shown as noncontrolling interest and the HLBV method is utilized to allocate the income or losses of Daggett TE Holdco LLC.
Summarized financial information for the Company’s consolidated VIEs consisted of the following as of September 30, 2023:

(In millions)	Alta TE Holdco LLC	Buckthorn Holdings, LLC	DGPV Funds(a)	Daggett Renewable Holdco LLC (b)	Daggett 2 TargetCo LLC (c)	Langford TE Partnership LLC	Lighthouse Renewable Holdco LLC (d)
Other current and non-current assets	$55	$6	$83	$150	$168	$15	$86
Property, plant and equipment	284	187	503	576	381	117	420
Intangible assets	190	—	13	—	—	2	—
Total assets	529	193	599	726	549	134	506
Current and non-current liabilities	38	11	66	491	360	62	142
Total liabilities	38	11	66	491	360	62	142
Noncontrolling interest	39	19	25	212	217	62	262
Net assets less noncontrolling interest	$452	$163	$508	$23	$(28)	$10	$102

(a) DGPV Funds is comprised of Clearway & EFS Distributed Solar LLC, DGPV Fund 4 LLC, Golden Puma Fund LLC, Renew Solar CS4 Fund LLC and Chestnut Fund LLC, which are all tax equity funds.
(b) Daggett Renewable Holdco LLC consolidates Daggett TE Holdco LLC, which is a consolidated VIE that owns the Daggett 3 solar project.
(c) Daggett 2 TargetCo LLC consolidates Daggett 2 TE Holdco LLC, which is a consolidated VIE that owns the Daggett 2 solar project.
(d) Lighthouse Renewable Holdco LLC consolidates Black Rock TE Holdco LLC, Mililani TE Holdco LLC and Waiawa TE Holdco LLC, which are consolidated VIEs.

(In millions)	Lighthouse Renewable Holdco 2 LLC(a)	Oahu Solar LLC	Pinnacle Repowering TE Holdco LLC	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	Wildorado TE Holdco LLC	Other (b)
Other current and non-current assets	$85	$40	$6	$14	$315	$24	$16
Property, plant and equipment	735	158	96	178	234	198	147
Intangible assets	—	—	15	—	—	—	1
Total assets	820	198	117	192	549	222	164
Current and non-current liabilities	296	22	4	17	341	21	77
Total liabilities	296	22	4	17	341	21	77
Noncontrolling interest	460	24	41	80	149	102	62
Net assets less noncontrolling interest	$64	$152	$72	$95	$59	$99	$25

(a) Lighthouse Renewable Holdco 2 LLC consolidates Mesquite Sky TE Holdco LLC and Mesquite Star Tax Equity Holdco LLC, which are consolidated VIEs.
(b) Other is comprised of Elbow Creek TE Holdco LLC and the Spring Canyon projects.

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
For cash and cash equivalents, restricted cash, accounts receivable — trade, note receivable — affiliate, accounts payable — trade, accounts payable — affiliates and accrued expenses and other current liabilities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The carrying amounts and estimated fair values of the Company’s recorded financial instruments not carried at fair market value or that do not approximate fair value are as follows:

	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion — affiliate	$2	$2	$2	$2
Long-term debt, including current portion — external (a)	7,581	6,527	6,874	6,288

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

	As of September 30, 2023		As of December 31, 2022
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,762	$4,767	$1,836	$4,454

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2023		As of December 31, 2022
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2	Level 3	Level 2	Level 3
Derivative assets:
Commodity contracts (b)	$—	$3	$—	$—
Interest rate contracts	180	—	89	—
Other financial instruments (c)	—	13	—	17
Total assets	$180	$16	$89	$17
Derivative liabilities:
Commodity contracts	$—	$325	$—	$353
Total liabilities	$—	$325	$—	$353

(a) There were no derivative assets classified as Level 1 or Level 3 and no liabilities classified as Level 1 as of September 30, 2023 and December 31, 2022.
(b) Represents heat rate call options entered into by Marsh Landing and Walnut Creek during the three months ended September 30, 2023.
(c) Represents SREC contract.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(291)	$(332)	$(336)	$(154)
Settlements	21	14	30	42
Additions due to loss of NPNS exception	—	—	—	(22)
Total losses for the period included in earnings	(39)	(31)	(3)	(215)
Ending balance	$(309)	$(349)	$(309)	$(349)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of September 30, 2023	$(39)		$(3)
Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its commodity contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of September 30, 2023, contracts valued with prices provided by models and other valuation techniques make up 2% of derivative assets and 100% of derivative liabilities and other financial instruments.
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

The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions:

	September 30, 2023
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Energy-Related Commodity Contracts	$—	$(325)	Discounted Cash Flow	Forward Market Price (per MWh)	$21.75	$72.15	$38.96
Heat Rate Call Option Commodity Contracts	3	—	Option Model	Forward Market Price (per MWh)	$6.24	$179.30	$67.93
			Option Model	Forward Market Price (per MMBtu)	$2.79	$15.42	$6.30
Other Financial Instruments	13	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	60,801 MWh	121,602 MWh	115,622 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2023:

Type	Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Energy-Related Commodity Contracts	Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Other Financial Instruments	Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
Heat Rate Call Option Commodity Contracts	Forward Market Power Price	Sell	Increase/(Decrease)	Lower/(Higher)
Heat Rate Call Option Commodity Contracts	Forward Market Gas Price	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of September 30, 2023, the non-performance reserve was a $6 million gain recorded primarily to total operating revenues in the consolidated statements of income. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of September 30, 2023, the Company had interest rate derivative instruments on non-recourse debt extending through 2040, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodity Contracts
As of September 30, 2023, the Company had energy-related derivative instruments extending through 2033. At September 30, 2023, these contracts were not designated as cash flow or fair value hedges.
Heat Rate Call Option Commodity Contracts
As of September 30, 2023, the Company had heat rate call option derivative instruments extending through 2023. At September 30, 2023, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		September 30, 2023	December 31, 2022
Commodity	Units	(In millions)
Power (Energy-Related Commodity Contracts)	MWh	(16)	(18)
Power (Heat Rate Call Option Commodity Contracts)	MWh	(1)	—
Interest	Dollars	$1,752	$1,084

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$7	$7	$—	$—
Interest rate contracts long-term	25	18	—	—
Total Derivatives Designated as Cash Flow Hedges	$32	$25	$—	$—
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$41	$19	$—	$—
Interest rate contracts long-term	107	45	—	—
Commodity contracts current	3	—	54	50
Commodity contracts long-term	—	—	271	303
Total Derivatives Not Designated as Cash Flow Hedges	$151	$64	$325	$353
Total Derivatives	$183	$89	$325	$353
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of September 30, 2023 and December 31, 2022, the amount of outstanding collateral paid or received was immaterial. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of September 30, 2023	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative assets	$3	$—	$3
Derivative liabilities	(325)	—	(325)
Total commodity contracts	$(322)	$—	$(322)
Interest rate contracts
Derivative assets	$180	$—	$180
Total interest rate contracts	$180	$—	$180
Total derivative instruments	$(142)	$—	$(142)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2022	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(353)	$—	$(353)
Total commodity contracts	$(353)	$—	$(353)
Interest rate contracts
Derivative assets	$89	$—	$89
Total interest rate contracts	$89	$—	$89
Total derivative instruments	$(264)	$—	$(264)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated OCI (OCL) balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In millions)
Accumulated OCI (OCL) beginning balance	$27	$10	$27	$(13)
Reclassified from accumulated OCI (OCL) to income due to realization of previously deferred amounts	(2)	2	(3)	7
Capistrano Wind Portfolio Acquisition	—	7	—	7
Mark-to-market of cash flow hedge accounting contracts	11	12	12	30
Accumulated OCI ending balance	36	31	36	31
Accumulated OCI attributable to noncontrolling interests	10	6	10	6
Accumulated OCI attributable to Clearway Energy LLC	$26	$25	$26	$25
Gains expected to be realized from OCI during the next 12 months	$6		$6
Amounts reclassified from accumulated OCI (OCL) into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Income
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of income as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In millions)
Interest Rate Contracts (Interest expense)	$33	$33	$34	$110
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities) (a)	(22)	(17)	28	(191)
Heat Rate Call Option Commodity Contracts (Mark-to-market for economic hedging activities) (b)	3	—	3	—

(a) Relates to long-term energy related commodity contracts at Elbow Creek, Mesquite Star, Mt. Storm, Langford and Mesquite Sky. During the nine months ended September 30, 2022, the commodity contract for Langford, which previously met the NPNS exception, no longer qualified for NPNS treatment and, accordingly, is accounted for as a derivative and marked to fair value through operating revenues.
(b) Relates to short-term heat rate call option commodity contracts at Marsh Landing and Walnut Creek.
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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2022 Form 10-K. The Company’s borrowings, including short-term and long-term portions, consisted of the following:

(In millions, except rates)	September 30, 2023	December 31, 2022	September 30, 2023 interest rate % (a)	Letters of Credit Outstanding at September 30, 2023
Intercompany Note with Clearway, Inc.	$2	$2	5.120
2028 Senior Notes	850	850	4.750
2031 Senior Notes	925	925	3.750
2032 Senior Notes	350	350	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2028 (b)	—	—	S+1.850	$211
Non-recourse project-level debt:
Agua Caliente Solar LLC, due 2037	628	649	2.395-3.633	45
Alta Wind Asset Management LLC, due 2031	11	12	S+2.775	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	679	709	5.696-7.015	47
Alta Wind Realty Investments LLC, due 2031	21	22	7.000	—
Borrego, due 2024 and 2038	49	51	Various	—
Buckthorn Solar, due 2025	117	119	S+2.100	21
Capistrano Wind Portfolio, due 2029 and 2031	141	156	S+2.100-S+2.150	34
Carlsbad Energy Holdings LLC, due 2027	99	115	S+1.900	68
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, LLC, due 2038	197	197	4.210	6
CVSR, due 2037	601	627	2.339-3.775	12
CVSR Holdco Notes, due 2037	151	160	4.680	—
Daggett 2, due 2023 and 2028	319	—	S+1.262	29
Daggett 3, due 2023 and 2028	446	—	S+1.262	39
DG-CS Master Borrower LLC, due 2040	385	413	3.510	30
Marsh Landing, due 2023	—	19		—
Mililani I, due 2027 (c)	—	47	S+1.600	—
Mililani Class B Member Holdco LLC, due 2028 (c)	93	—	S+1.600	18
NIMH Solar, due 2024	151	163	S+2.150	14
Oahu Solar Holdings LLC, due 2026	82	83	S+1.525	10
Rosie Class B LLC, due 2024 and 2029	317	76	S+1.250-S+1.375	24
Utah Solar Holdings, due 2036	253	257	3.590	15
Viento Funding II, LLC, due 2029	178	184	S+1.475	25
Waiawa, due 2028 (c)	—	97	S+1.600	—
Walnut Creek, due 2023	—	19		—
WCEP Holdings, LLC, due 2023	—	26		—
Other	128	137	Various	199
Subtotal non-recourse project-level debt	5,453	4,745
Total debt	7,580	6,872
Less current maturities	(524)	(324)
Less net debt issuance costs	(64)	(61)
Add premiums (d)	3	4
Total long-term debt	$6,995	$6,491

(a) As of September 30, 2023, S+ equals SOFR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) On July 21, 2023, Mililani I’s financing agreement was amended to merge the project-level debt of Mililani I and Waiawa as a combined term loan under Mililani Class B Member Holdco LLC.
(d) Premiums relate to the 2028 Senior Notes.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of September 30, 2023, the Company was in compliance with all of the required covenants.

The discussion below describes material changes to or additions of long-term debt for the nine months ended September 30, 2023.
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
As of September 30, 2023, the Company had no outstanding borrowings under the revolving credit facility and $211 million in letters of credit outstanding.
Project-level Debt
Daggett 2
On August 30, 2023, as part of the acquisition of Daggett 2, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement, which included a $107 million construction loan that converts to a five year term loan upon the project reaching substantial completion and a $204 million tax equity bridge loan. The tax equity bridge loan will be repaid utilizing the final proceeds received from the tax equity investor upon Daggett 2 reaching substantial completion, which is expected to occur in the fourth quarter of 2023, along with the restricted cash that was acquired with the project. Subsequent to the acquisition, the Company borrowed an additional $8 million in construction loans.
Rosamond Central (Rosie Class B LLC)
On June 30, 2023, Rosie Class B LLC, the indirect owner of the Rosamond Central solar project, amended its financing agreement to provide for (i) a refinanced term loan in the amount of $77 million, (ii) construction loans up to $115 million, which will convert to a term loan upon the BESS project reaching substantial completion, (iii) tax equity bridge loans up to $188 million, which will be repaid with tax equity proceeds received upon the BESS project reaching substantial completion, (iv) an increase to the letter of credit sublimit to $41 million and (v) an extension of the maturity date of the term loan and construction loans to five years subsequent to term conversions. During the third quarter of 2023, Rosie Class B LLC received total loan proceeds of $235 million, which was comprised of $115 million in construction loans and $125 million in tax equity bridge loans, net of $5 million in debt issuance costs that were deferred.
On July 3, 2023, Rosie Class B LLC issued a loan to a consolidated subsidiary of Clearway Renew, utilizing a portion of the loan proceeds under the amended financing agreement, in order to finance the construction of the BESS project. As of September 30, 2023, the loan issued to a consolidated subsidiary of Clearway Renew had an aggregate principal amount of $215 million. The loan bears interest at a fixed annual rate of 9.00% and matures when the project reaches substantial completion, which is expected to occur in the first half of 2024. The loan issued to a consolidated subsidiary of Clearway Renew is included in note receivable — affiliate on the Company’s consolidated balance sheet.
Also, during the third quarter of 2023, the Company utilized a portion of the loan proceeds received under the amended financing agreement to contribute $18 million into Rosie Central BESS, which is an investment accounted for under the equity method of accounting, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
Waiawa
On March 30, 2023, when the Waiawa solar project reached substantial completion, the tax equity investor contributed an additional $41 million and CEG contributed an additional $8 million, which was utilized, along with the $17 million in escrow, to repay the $55 million tax equity bridge loan, to fund $10 million in construction completion reserves and to pay $1 million in associated fees. Subsequent to the acquisition on October 3, 2022, the Company borrowed an additional $25 million in construction loans and the total outstanding construction loans were converted to a term loan in the amount of $47 million on March 30, 2023 that had a maturity date of March 30, 2028. On July 21, 2023, Mililani I’s financing agreement was amended to merge the project-level debt of Mililani I and Waiawa as a combined term loan under Mililani Class B Member Holdco LLC that matures on July 21, 2028.

Daggett 3
On February 17, 2023, as part of the acquisition of Daggett 3, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement, which included a $181 million construction loan that converts to a term loan upon the project reaching substantial completion, $229 million tax equity bridge loan and $75 million sponsor equity bridge loan. The sponsor equity bridge loan was repaid at acquisition date, along with $8 million in associated fees, utilizing all of the proceeds from the Company and cash equity investor, which were contributed back to the Company by CEG. The tax equity bridge loan will be repaid with the final proceeds received from the tax equity investor upon Daggett 3 reaching substantial completion, which is expected to occur in the fourth quarter of 2023, along with the $62 million that was contributed into escrow by the tax equity investor at acquisition date. Subsequent to the acquisition, the Company borrowed an additional $36 million in construction loans.
Note 8 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company’s businesses are segregated based on conventional power generation and renewable businesses, which consist of solar, wind and energy storage. The Corporate segment reflects the Company’s corporate costs and includes eliminating entries. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, and CAFD, as well as net income (loss).

	Three months ended September 30, 2023
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$132	$239	$—	$371
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	54	80	—	134
Depreciation, amortization and accretion	33	100	—	133
General and administrative	—	—	8	8
Transaction and integration costs	—	—	1	1
Operating income (loss)	45	59	(9)	95
Equity in earnings of unconsolidated affiliates	—	11	—	11
Other income, net	1	8	6	15
Interest expense	(8)	(16)	(24)	(48)
Net Income (Loss)	$38	$62	$(27)	$73
Total Assets	$2,114	$10,797	$459	$13,370

(a) Includes eliminations.

	Three months ended September 30, 2022
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$102	$238	$—	$340
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	19	79	—	98
Depreciation, amortization and accretion	33	96	—	129
General and administrative	—	—	8	8
Operating income (loss)	50	63	(8)	105
Equity in earnings of unconsolidated affiliates	1	13	—	14
Other income, net	1	—	4	5
Interest expense	(11)	(14)	(24)	(49)
Net Income (Loss)	$41	$62	$(28)	$75

(a) Includes eliminations.

	Nine months ended September 30, 2023
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$342	$723	$—	$1,065
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	123	238	(1)	360
Depreciation, amortization and accretion	98	291	—	389
General and administrative	—	—	27	27
Transaction and integration costs	—	—	3	3
Operating income (loss)	121	194	(29)	286
Equity in earnings of unconsolidated affiliates	2	9	—	11
Other income, net	3	12	17	32
Interest expense	(27)	(103)	(72)	(202)
Net Income (Loss)	$99	$112	$(84)	$127

(a) Includes eliminations.

	Nine months ended September 30, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$313	$532	$77	$—	$922
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	68	220	50	—	338
Depreciation, amortization and accretion	99	280	—	—	379
General and administrative	—	—	2	27	29
Transaction and integration costs	—	—	—	5	5
Development costs	—	—	2	—	2
Total operating costs and expenses	167	500	54	32	753
Gain on sale of business	—	—	—	1,291	1,291
Operating income	146	32	23	1,259	1,460
Equity in earnings of unconsolidated affiliates	3	25	—	—	28
Other income, net	1	4	—	5	10
Loss on debt extinguishment	—	(2)	—	—	(2)
Interest expense	(29)	(33)	(6)	(75)	(143)
Net Income	$121	$26	$17	$1,189	$1,353

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
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $18 million and $19 million for the three months ended September 30, 2023 and 2022, respectively. The Company incurred total expenses for these services of $54 million and $49 million for the nine months ended September 30, 2023 and 2022, respectively. There was a balance of $10 million and $14 million due to RENOM as of September 30, 2023 and December 31, 2022, respectively.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $5 million and $3 million for the three months ended September 30, 2023, and 2022, respectively. The Company incurred expenses under these agreements of $15 million and $11 million for the nine months ended September 30, 2023 and 2022, respectively. There was a balance of $2 million and $3 million due to CEG as of September 30, 2023 and December 31, 2022, respectively.
CEG Master Services Agreements
The Company is a party to the CEG Master Services Agreements, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. The Company incurred net expenses under these agreements of $1 million for each of the three months ended September 30, 2023 and 2022. The Company incurred net expenses under these agreements of $4 million for each of the nine months ended September 30, 2023 and 2022.

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
Buckthorn Solar Litigation
On October 8, 2019, the City of Georgetown, Texas, or Georgetown, filed a petition in the District Court of Williamson County, Texas naming Buckthorn Westex, LLC, the Company’s subsidiary that owns the Buckthorn Westex solar project, as the defendant, alleging fraud by nondisclosure and breach of contract in connection with the project and the PPA, and seeking (i) rescission and/or cancellation of the PPA, (ii) declaratory judgment that the alleged breaches constitute an event of default under the PPA entitling Georgetown to terminate, and (iii) recovery of all damages, costs of court, and attorneys’ fees. On November 15, 2019, Buckthorn Westex filed an original answer and counterclaims (i) denying Georgetown’s claims, (ii) alleging Georgetown has breached its contracts with Buckthorn Westex by failing to pay amounts due, and (iii) seeking relief in the form of (x) declaratory judgment that Georgetown’s alleged failure to pay amounts due constitute breaches of and an event of default under the PPA and that Buckthorn did not commit any events of default under the PPA, (y) recovery of costs, expenses, interest, and attorneys’ fees, and (z) such other relief to which it is entitled at law or in equity. In response to motions for partial summary judgment filed by each party, the court denied Georgetown’s motion in its entirety, granted Buckthorn Westex’s motion with respect to the fraud by nondisclosure claim and denied Buckthorn Westex’s motion with respect to the breach of contract claim. The case was scheduled to proceed to trial in October 2023, but the parties agreed to delay the trial date in light of ongoing settlement negotiations. Buckthorn Westex believes the allegations of Georgetown are meritless, and Buckthorn Westex is vigorously defending its rights under the PPA.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company’s historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company’s consolidated financial statements to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2023 and 2022. Also refer to the Company’s 2022 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition.
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
The Company is one of the largest renewable energy owners in the U.S. with over 5,500 net MW of installed wind and solar generation projects. The Company’s over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to increase distributions to its unit holders. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 10 years as of September 30, 2023 based on CAFD.
As of September 30, 2023, the Company’s operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Expiration
Conventional
Carlsbad	100%	527	San Diego Gas & Electric	2038
El Segundo	100%	550	SCE	2023 - 2027
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Various	2023 - 2030
Walnut Creek	100%	485	SCE	2023 - 2026
Total Conventional		2,472
Utility Scale Solar
Agua Caliente	51%	148	PG&E	2039
Alpine	100%	66	PG&E	2033
Avenal	50%	23	PG&E	2031
Avra Valley	100%	27	Tucson Electric Power	2032
Blythe	100%	21	SCE	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	150	City of Georgetown, TX	2043
CVSR	100%	250	PG&E	2038
Daggett 3 (b) (c) (d)	25%	44	Various	2033 - 2038
Desert Sunlight 250	25%	63	SCE	2034
Desert Sunlight 300	25%	75	PG&E	2039
Kansas South	100%	20	PG&E	2033
Mililani I (b) (c)	50%	20	Hawaiian Electric Company	2042
Oahu Solar Projects (b)	100%	61	Hawaiian Electric Company	2041
Roadrunner	100%	20	El Paso Electric	2031
Rosamond Central (b)	50%	96	Various	2035 - 2047
TA High Desert	100%	20	SCE	2033
Utah Solar Portfolio	100%	530	PacifiCorp	2036
Waiawa (b) (c)	50%	18	Hawaiian Electric Company	2043
Total Utility Scale Solar (e)		1,678
Distributed Solar
DGPV Fund Projects (b)	100%	286	Various	2030 - 2044
Solar Power Partners (SPP) Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	21	Various	2023 - 2039
Total Distributed Solar (e)		332

Projects	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Expiration
Wind
Alta I	100%	150	SCE	2035
Alta II	100%	150	SCE	2035
Alta III	100%	150	SCE	2035
Alta IV	100%	102	SCE	2035
Alta V	100%	168	SCE	2035
Alta X (b)	100%	137	SCE	2038
Alta XI (b)	100%	90	SCE	2038
Black Rock (b)	50%	58	Toyota and AEP	2036
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Capistrano Wind Portfolio	100%	413	Various	2030 - 2033
Elbow Creek (b)	100%	122	Various	2029
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2025
Goat Wind	100%	150	Dow Pipeline Company	2025
Langford (b)	100%	160	Goldman Sachs	2033
Laredo Ridge	100%	81	Nebraska Public Power District	2031
Lookout	100%	38	Southern Maryland Electric Cooperative	2030
Mesquite Sky (b)	50%	170	Various	2033 - 2036
Mesquite Star (b)	50%	210	Various	2032 - 2035
Mt. Storm	100%	264	Citigroup	2031
Ocotillo	100%	55	N/A
Odin	99.9%	21	Missouri River Energy Services	2028
Pinnacle (b)	100%	54	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (f)	100%	160	Avista Corporation	2040
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	Southwestern Public Service Company	2027
Total Wind (e)		3,658
Total net generation capacity		8,140

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company’s percentage ownership in the facility as of September 30, 2023.
(b) Projects are part of tax equity arrangements and ownership percentage is based on cash to be distributed, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
(c) Includes storage capacity that matches the facility’s rated generating capacity.
(d) Daggett 3’s net capacity is 75 MW, of which 44 MW have reached commercial operations as of September 30, 2023. The remaining 31 MW of net capacity is expected to reach commercial operations in the fourth quarter of 2023.
(e) Typical average capacity factors are 25% for solar facilities and 25-45% for wind facilities. For the nine months ended September 30, 2023, the Company’s solar and wind facilities had weighted-average capacity factors of 32% and 29%, respectively. For the nine months ended September 30, 2022, the Company’s solar and wind facilities had weighted-average capacity factors of 31% and 30%, respectively. The weight-average capacity factors can vary based on seasonality and weather conditions.
(f) Rattlesnake has a deliverable capacity of 144 MW.

Significant Events
Drop Down Transactions
•On October 31, 2023, the Company, through its indirect subsidiary, VP-Arica Parent Holdco LLC, acquired the Class A membership interests in VP-Arica TargetCo LLC, the indirect owner of Victory Pass, a 200 MW solar project with matching storage capacity, and Arica, a 263 MW solar project with matching storage capacity, that are both currently under construction in Riverside, California, from Clearway Renew for cash consideration of $46 million. Simultaneously, a cash equity investor acquired the Class B membership interests in VP-Arica TargetCo LLC from Clearway Renew for initial cash consideration of $87 million. At substantial completion, which is expected to occur in the first half of 2024, the Company will pay an additional $182 million to Clearway Renew and the cash equity investor will pay an additional $347 million to Clearway Renew. VP-Arica TargetCo LLC, a partnership between the Company and the cash equity investor, consolidates as primary beneficiary, VP-Arica TE Holdco LLC, a tax equity fund that owns the Victory Pass and Arica solar projects. See Note 3, Acquisitions and Dispositions for further information.
•On August 30, 2023, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to acquire the Class A membership interests in Texas Solar Nova 1, a 252 MW solar project, and Texas Solar Nova 2, a 200 MW solar project, both currently under construction in Kent County, Texas, upon the projects meeting certain milestones. The Company expects to invest approximately $40 million, subject to closing adjustments. Commercial operations of the facilities and the Company’s investment are expected to occur between the fourth quarter of 2023 and first half of 2024.
•On August 30, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett 2 TargetCo LLC, the indirect owner of Daggett 2, a 182 MW solar project with matching storage capacity that is currently under construction in San Bernardino, California, from CEG for cash consideration of $13 million. Daggett 2 TargetCo LLC, a partnership between the Company and a cash equity investor, consolidates as primary beneficiary, Daggett 2 TE Holdco LLC, a tax equity fund that owns the Daggett 2 solar project. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
•On June 30, 2023, the Company, through its indirect subsidiary, Rosie Class B LLC, the indirect owner of the Rosamond Central solar project, became the owner of the Class B membership interests of Rosie Central BESS in order to facilitate and fund the construction of a 147 MW BESS project that is co-located at the Rosamond Central solar facility. Clearway Renew indirectly owns the Class A membership interests and controls Rosie Central BESS. As of September 30, 2023, the Company’s investment consisted of $28 million contributed into Rosie Central BESS, funded through contributions from the Company and its cash equity investor in Rosie TargetCo LLC, which consolidates Rosie Class B LLC. Additionally, on June 30, 2023, the Rosamond Central solar project entered into an asset purchase agreement with Clearway Renew to acquire the BESS project assets at mechanical completion, which is expected to occur in the fourth quarter of 2023, for initial cash consideration of $72 million, $17 million of which will be funded by the Company with the remaining $55 million to be funded through contributions from the cash equity investor in Rosie TargetCo LLC and the tax equity investor in Rosie TE HoldCo LLC. At substantial completion, which is expected to occur in the first half of 2024, the Rosamond Central solar project will pay an additional $288 million to Clearway Renew, $67 million of which will be funded by the Company with the remaining $221 million to be funded through contributions from the cash equity and tax equity investors. See Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities, for further discussion of the transactions.
•On May 19, 2023, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to acquire Cedar Creek Holdco LLC, which is the indirect owner of Cedar Creek, a 160 MW wind project under construction in Bingham County, Idaho, for $107 million in cash, subject to customary working capital adjustments. Upon the closing of the transaction, the Company will indirectly own all of the Class B membership interests in Cedar Creek TE Holdco LLC, a tax equity fund which will consolidate the Cedar Creek wind project, while a tax equity investor will own all of the Class A membership interests. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the first half of 2024.
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

•On February 17, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett TargetCo LLC, the indirect owner of Daggett 3, a 300 MW solar project with matching storage capacity that is located in San Bernardino, California from Clearway Renew for cash consideration of $21 million. Simultaneously, a cash equity investor acquired the Class B membership interests in Daggett TargetCo LLC from Clearway Renew for cash consideration of $129 million. The Company and the cash equity investor then contributed their Class A and B membership interests, respectively, into Daggett Renewable Holdco LLC, a partnership between the Company and the cash equity investor, that consolidates Daggett TargetCo LLC. Daggett TargetCo LLC consolidates as primary beneficiary, Daggett TE Holdco LLC, a tax equity fund that owns the Daggett 3 solar project. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
RA Agreements
•In October 2023, the Company contracted with a load serving entity to sell approximately 400 MW of Marsh Landing’s RA commencing in September 2026 and ending in December 2027. Marsh Landing is now contracted for 100% of its capacity through the majority of 2026 and 63% of its capacity in 2027.
•In October 2023, the Company contracted with a load serving entity to sell approximately 274 MW of El Segundo’s RA commencing in August 2026 and ending in December 2027. El Segundo is now contracted for 100% of its capacity through the majority of 2026 and 50% of its capacity in 2027.
Corporate Financing Activities
•On March 15, 2023, Clearway Energy Operating LLC refinanced the Amended and Restated Credit Agreement. See Note 7, Long-term Debt, for further discussion of the amendment.
Project-level Financing Activities
•In connection with the 2022 Drop Down of Waiawa and the 2023 Drop Downs of Daggett 3 and Daggett 2, the Company assumed non-recourse project-level debt. See Note 7, Long-term Debt, for further discussion of the non-recourse project-level debt associated with each project.
•On June 30, 2023, Rosie Class B LLC amended its financing agreement. During the third quarter of 2023, Rosie Class B LLC received total loan proceeds of $235 million under the amended financing agreement. On July 3, 2023, Rosie Class B LLC issued a loan to a consolidated subsidiary of Clearway Renew, utilizing a portion of the loan proceeds under the amended financing agreement, in order to finance the construction of the BESS project. As of September 30, 2023, the loan issued to a consolidated subsidiary of Clearway Renew had an aggregate principal amount of $215 million. The loan matures when the project reaches substantial completion, which is expected in the first half of 2024. See Note 7, Long-term Debt, for further discussion of the project financing activities. Also, during the third quarter of 2023, the Company utilized a portion of the loan proceeds received under the financing agreement to contribute $18 million into Rosie Central BESS, which is an investment accounted for under the equity method of accounting, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
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
Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2022 Form 10-K in Item 1, Business — Regulatory Matters and Item 1A, Risk Factors.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2023	2022	Change	2023	2022	Change
Operating Revenues
Energy and capacity revenues	$416	$381	$35	$1,099	$1,172	$(73)
Other revenue	20	18	2	80	70	10
Contract amortization	(47)	(42)	(5)	(141)	(125)	(16)
Mark-to-market for economic hedges	(18)	(17)	(1)	27	(195)	222
Total operating revenues	371	340	31	1,065	922	143
Operating Costs and Expenses
Cost of fuels	32	—	32	48	29	19
Operations and maintenance	78	71	7	237	223	14
Other costs of operations	24	27	(3)	75	86	(11)
Depreciation, amortization and accretion	133	129	4	389	379	10
General and administrative	8	8	—	27	29	(2)
Transaction and integration costs	1	—	1	3	5	(2)
Development costs	—	—	—	—	2	(2)
Total operating costs and expenses	276	235	41	779	753	26
Gain on sale of business	—	—	—	—	1,291	(1,291)
Operating Income	95	105	(10)	286	1,460	(1,174)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	11	14	(3)	11	28	(17)
Other income, net	15	5	10	32	10	22
Loss on debt extinguishment	—	—	—	—	(2)	2
Derivative interest income	33	33	—	34	110	(76)
Other interest expense	(81)	(82)	1	(236)	(253)	17
Total other expense, net	(22)	(30)	8	(159)	(107)	(52)
Net Income	73	75	(2)	127	1,353	(1,226)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(32)	(3)	(29)	(62)	(49)	(13)
Net Income Attributable to Clearway Energy LLC	$105	$78	$27	$189	$1,402	$(1,213)

	Three months ended September 30,		Nine months ended September 30,
Business metrics:	2023	2022	2023	2022
Solar MWh generated/sold (in thousands) (a)	1,822	1,473	4,232	4,071
Wind MWh generated/sold (in thousands) (a)	2,085	1,894	7,262	7,031
Renewables MWh generated/sold (in thousands) (a)	3,907	3,367	11,494	11,102
Thermal MWt sold (in thousands) (b)	—	—	—	835
Thermal MWh sold (in thousands) (b)	—	—	—	19
Conventional MWh generated (in thousands) (a) (c)	551	491	778	912
Conventional equivalent availability factor	97.9%	93.9%	87.5%	92.5%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR.
(c) Volumes generated in 2022 were not sold as the Conventional facilities sold only capacity rather than energy prior to 2023.

Management’s Discussion of the Results of Operations for the Three Months Ended September 30, 2023 and 2022
Operating Revenues
Operating revenues increased by $31 million during the three months ended September 30, 2023, compared to the same period in 2022, due to a combination of the drivers summarized in the table below:

		(In millions)
Conventional Segment	Increase primarily driven by higher energy revenue due to the commencement of merchant operations following the expiration of PPAs at the Walnut Creek and Marsh Landing facilities during the second quarter of 2023 and the El Segundo facility during the third quarter of 2023.	$57
	Decrease primarily driven by lower prices for capacity revenue due to the expiration of PPAs and commencement of RA capacity revenue at the Walnut Creek, Marsh Landing and El Segundo facilities during 2023.	(32)
Renewables Segment	Increase driven by the acquisition of the Capistrano Wind Portfolio in August 2022.	10
	Increase for solar acquisitions driven by Mililani I, Waiawa and Daggett 3, which reached commercial operations in July 2022, January 2023 and July 2023, respectively, offset by the disposition of Kawailoa in August 2022.	8
	Decrease primarily resulting from extreme heat in Texas, which drove net losses for hedge-related volumetric shortfalls where certain wind facilities fulfilled contractual obligations through the purchase of power at higher than normal prices, as well as lower average realized prices.	(6)
Contract amortization	Increase primarily driven by amortization of the intangible assets of PPAs related to the acquisition of the Capistrano Wind Portfolio in August 2022.	(5)
Mark-to-market for economic hedges	Decrease driven by increases in forward power prices in the ERCOT market.	(17)
	Increase driven by decreases in forward power prices in the PJM market.	13
	Increase due to heat rate call options entered into by the Walnut Creek and Marsh Landing facilities.	3
		$31
Cost of Fuels
Cost of fuels increased by $32 million during the three months ended September 30, 2023, compared to the same period in 2022, due to fuel purchases and the related cost of emissions obligations at the Walnut Creek, Marsh Landing and El Segundo facilities as a result of the expiration of PPAs during 2023 and the facilities commencing merchant operations.
Other Income, Net
Other income, net increased by $10 million during the three months ended September 30, 2023, compared to the same period in 2022, primarily due to higher interest income earned across the portfolio as a result of higher interest rates.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the three months ended September 30, 2023, the Company had a net loss of $32 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Daggett TE Holdco LLC HLBV losses during the third quarter of 2023)	$(161)
Income attributable to third-party partnerships (primarily due to Daggett TE Holdco LLC HLBV losses during the third quarter of 2023)	129
$(32)
For the three months ended September 30, 2022, the Company had a net loss of $3 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(5)
Income attributable to third-party partnerships	2
$(3)

Management’s Discussion of the Results of Operations for the Nine Months Ended September 30, 2023 and 2022
Operating Revenues
Operating revenues increased by $143 million during the nine months ended September 30, 2023, compared to the same period in 2022, due to a combination of the drivers summarized in the table below:

		(In millions)
Conventional Segment	Increase primarily driven by higher energy revenue due to the commencement of merchant operations following the expiration of PPAs at the Walnut Creek and Marsh Landing facilities during the second quarter of 2023 and the El Segundo facility during the third quarter of 2023.	$59
	Increase driven by the sales-type lease revenue recognition of the Marsh Landing Black Start addition that commenced operations on May 31, 2023.	21
	Decrease primarily driven by lower prices for capacity revenue due to the expiration of PPAs and commencement of RA capacity revenue at the Walnut Creek, Marsh Landing and El Segundo facilities during 2023.	(49)
	Decrease driven by outages at the Walnut Creek and Marsh Landing facilities during the first quarter of 2023, resulting in lower capacity revenue.	(5)
	Decrease primarily driven by longer planned maintenance outages at the El Segundo facility in 2023.	(2)
Renewables Segment	Increase driven by the acquisition of the Capistrano Wind Portfolio in August 2022.	46
	Increase for solar acquisitions driven by Mililani I, Waiawa and Daggett 3, which reached commercial operations in July 2022, January 2023 and July 2023, respectively, offset by the disposition of Kawailoa in August 2022.	11
	Decrease driven primarily by lower than average wind production primarily during the second quarter of 2023, compared with higher than average wind production during the second quarter of 2022.	(47)
	Decrease primarily resulting from extreme heat in Texas, which drove net losses for hedge-related volumetric shortfalls where certain wind facilities fulfilled contractual obligations through the purchase of power at higher than normal prices, as well as lower average realized prices.	(6)
	Decrease driven primarily by lower solar generation due to weather.	(14)
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(77)
Contract amortization	Increase primarily driven by amortization of the intangible assets of PPAs related to the acquisition of the Capistrano Wind Portfolio in August 2022.	(16)
Mark-to-market economic hedging activities	Increase driven by decreases in forward power prices in the ERCOT and PJM markets.	219
	Increase due to heat rate call options entered into by the Walnut Creek and Marsh Landing facilities.	3
		$143
Cost of Fuels
Cost of fuels increased by $19 million during the nine months ended September 30, 2023, compared to the same period in 2022, due to a combination of the drivers summarized in the table below:

		(In millions)
Conventional Segment	Increase primarily driven by fuel purchases and the related cost of emissions obligations at the Walnut Creek, Marsh Landing and El Segundo facilities as a result of the expiration of PPAs during 2023 and the facilities commencing merchant operations.	$34
	Increase due to the associated costs of the sales-type lease recognition of the Marsh Landing Black Start addition that commenced operations on May 31, 2023.	13
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(28)
		$19

Operations and Maintenance Expense
Operations and maintenance expense increased by $14 million during the nine months ended September 30, 2023, compared to the same period in 2022, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase driven by the acquisition of the Capistrano Wind Portfolio in August 2022.	$14
	Increase for solar acquisitions driven by Daggett 3 in February 2023, Mililani I in March 2022 and Waiawa in November 2022, offset by the disposition of Kawailoa in August 2022.	5
	Increase primarily driven by maintenance activities at the wind facilities.	4
Conventional Segment	Increase primarily driven by outages at the Walnut Creek and Marsh Landing facilities.	5
	Increase primarily driven by higher costs related to additional planned maintenance outages at the El Segundo facility in 2023.	3
	Increase primarily driven by higher costs related to planned maintenance at the Carlsbad facility.	1
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(18)
		$14
Other Costs of Operations Expense
Other costs of operations expense decreased by $11 million during the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to a decrease in property taxes in the Renewables segment and the sale of the Thermal Business on May 1, 2022.
Gain on Sale of Business
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR, resulting in a gain on sale of business of approximately $1.29 billion.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $17 million during the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to the change in fair value of interest swaps and higher depreciation expense, as well as lower wind production during the second quarter of 2023.
Other Income, Net
Other income, net increased by $22 million during the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to higher interest income earned on investments in money market and time deposit accounts, which have retained larger balances as a result of the proceeds received from the sale of the Thermal Business on May 1, 2022, along with higher interest income earned across the portfolio as a result of higher interest rates.
Interest Expense
Interest expense increased by $59 million during the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps	$76
Increase in interest expense due to an increase in principal balances of Renewables segment project-level debt	7
Decrease in interest expense due to a decrease in principal balances of Conventional segment project-level debt	(15)
Decrease in interest expense due to the sale of the Thermal Business on May 1, 2022	(6)
Decrease in interest expense due to decreased principal balances of Corporate debt, which includes repayment of the outstanding borrowings under the Bridge Loan Agreement and the revolving credit facility on May 3, 2022	(3)
$59

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the nine months ended September 30, 2023, the Company had a net loss of $62 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Daggett TE Holdco LLC HLBV losses during the third quarter of 2023)	$(205)
Income attributable to third-party partnerships (primarily due to Daggett TE Holdco LLC HLBV losses during the third quarter of 2023)	143
$(62)
For the nine months ended September 30, 2022, the Company had a net loss of $49 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

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
Current Liquidity Position
As of September 30, 2023 and December 31, 2022, the Company’s liquidity was approximately $1.65 billion and $1.37 billion, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

(In millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents:
Clearway Energy LLC, excluding subsidiaries	$441	$536
Subsidiaries	125	121
Restricted cash:
Operating accounts	160	109
Reserves, including debt service, distributions, performance obligations and other reserves	430	230
Total cash, cash equivalents and restricted cash	1,156	996
Revolving credit facility availability	489	370
Total liquidity	$1,645	$1,366
The Company’s liquidity includes $590 million and $339 million of restricted cash balances as of September 30, 2023 and December 31, 2022, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s projects that are restricted in their use. As of September 30, 2023, these restricted funds were comprised of $160 million designated to fund operating expenses, approximately $316 million designated for current debt service payments and $85 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $29 million is held in distribution reserve accounts.
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
As of September 30, 2023, the Company had no outstanding borrowings under the revolving credit facility and $211 million in letters of credit outstanding. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
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

Credit Ratings
Credit rating agencies rate a firm’s public debt securities. These ratings are utilized by the debt markets in evaluating a firm’s credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Company’s ability to pay principal, interest and preferred dividends. Rating agencies evaluate a firm’s industry, cash flow, leverage, liquidity and hedge profile, among other factors, in their credit analysis of a firm’s credit risk. As of September 30, 2023, the Company’s 2028 Senior Notes, 2031 Senior Notes and 2032 Senior Notes were rated BB by S&P and Ba2 by Moody’s.
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
For the nine months ended September 30, 2023, the Company used approximately $142 million to fund capital expenditures, including growth expenditures of $120 million in the Renewables segment, funded through construction-related financing. Renewables segment capital expenditures included $95 million incurred in connection with the Daggett 3 solar project, $10 million incurred in connection with the Waiawa solar project, $7 million incurred in connection with the Daggett 2 solar project and $8 million incurred by other wind and solar projects. In addition, the Company incurred $22 million in maintenance capital expenditures. The Company estimates $35 million of maintenance expenditures for 2023. These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
As of September 30, 2023, the Company has several investments with an ownership interest percentage of 50% or less in energy and an energy-related entity that is accounted for under the equity method. GenConn and Rosie Central BESS are variable interest entities for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $312 million as of September 30, 2023. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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

Victory Pass and Arica Drop Down — On October 31, 2023, the Company, through its indirect subsidiary, VP-Arica Parent Holdco LLC, acquired the Class A membership interests in VP-Arica TargetCo LLC, the indirect owner of the Victory Pass and Arica solar projects, from Clearway Renew for initial cash consideration of $46 million. At substantial completion, which is expected to occur in the first half of 2024, the Company will pay an additional $182 million to Clearway Renew. VP Arica TargetCo LLC, a partnership between the Company and a cash equity investor, consolidates as primary beneficiary, VP-Arica TE Holdco LLC, a tax equity fund that owns the Victory Pass and Arica solar projects. Victory Pass and Arica each have PPAs with investment-grade counterparties that have a 15-year and 14-year weighted average contract duration, respectively, that commence when the underlying operating assets reach commercial operations, which is expected to occur in the first half of 2024. The acquisition was funded with existing sources of liquidity.
Daggett 2 Drop Down — On August 30, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett 2 TargetCo LLC, the indirect owner of Daggett 2, from Clearway Renew for cash consideration of $13 million. Daggett 2 TargetCo LLC, a partnership between the Company and a cash equity investor, consolidates as primary beneficiary, Daggett 2 TE Holdco LLC, a tax equity fund that owns the Daggett 2 solar project. Daggett 2 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the underlying operating assets reach commercial operations, which is expected to occur for the majority of the assets in the fourth quarter of 2023. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Daggett 2, the Company assumed the project’s financing agreement, which included a construction loan that converts to a term loan upon the project reaching substantial completion, which is expected to occur in the fourth quarter of 2023, and a tax equity bridge loan that will be repaid when the project reaches substantial completion. Subsequent to the acquisition, the Company borrowed an additional $8 million in construction loans.
Rosie Central BESS —On June 30, 2023, the Company, through its indirect subsidiary, Rosie Class B LLC, the indirect owner of the Rosamond Central solar project, became the owner of the Class B membership interests of Rosie Central BESS in order to facilitate and fund the construction of a 147 MW BESS project that is co-located at the Rosamond Central solar facility. Clearway Renew indirectly owns the Class A membership interests and controls Rosie Central BESS. As of September 30, 2023, the Company’s investment consisted of $28 million contributed into Rosie Central BESS, funded through contributions from the Company and its cash equity investor in Rosie TargetCo LLC, which consolidates Rosie Class B LLC. Additionally, on June 30, 2023, the Rosamond Central solar project entered into an asset purchase agreement with Clearway Renew to acquire the BESS project assets at mechanical completion, which is expected to occur in the fourth quarter of 2023, for initial cash consideration of $72 million, $17 million of which will be funded by the Company with the remaining $55 million to be funded through contributions from the cash equity investor in Rosie TargetCo LLC and the tax equity investor in Rosie TE HoldCo LLC. At substantial completion, which is expected to occur in the first half of 2024, the Rosamond Central solar project will pay an additional $288 million to Clearway Renew, $67 million of which will be funded by the Company with the remaining $221 million to be funded through contributions from the cash equity and tax equity investors. The BESS project has a PPA for capacity with an investment-grade utility that has a 15-year contract duration that commences when the project reaches commercial operations, which is expected to occur in the first half of 2024.
On June 30, 2023, Rosie Class B LLC amended its financing agreement. During the third quarter of 2023, Rosie Class B LLC received total loan proceeds of $235 million under the amended financing agreement. On July 3, 2023, Rosie Class B LLC issued a loan to a consolidated subsidiary of Clearway Renew, utilizing a portion of the loan proceeds under the amended financing agreement, in order to finance the construction of the BESS project. As of September 30, 2023, the loan issued to a consolidated subsidiary of Clearway Renew had an aggregate principal amount of $215 million and matures when the project reaches substantial completion. Also, during the third quarter of 2023, the Company utilized a portion of the loan proceeds received under the financing agreement to contribute $18 million into Rosie Central BESS, which is an investment accounted for under the equity method of accounting.
Waiawa Drop Down — In connection with the 2022 Drop Down of Waiawa, the Company assumed the project’s financing agreement, which includes a construction loan that converted to a term loan on March 30, 2023 upon the project reaching substantial completion and a tax equity bridge loan that was repaid on March 30, 2023.

Daggett 3 Drop Down — On February 17, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett TargetCo LLC, the indirect owner of the Daggett 3 solar project, from Clearway Renew for cash consideration of $21 million and then contributed its Class A membership interests into Daggett Renewable Holdco LLC, a partnership between the Company and a cash equity investor, that consolidates Daggett TargetCo LLC. Daggett TargetCo LLC consolidates as primary beneficiary, Daggett TE Holdco LLC, a tax equity fund that owns the Daggett 3 solar project. Daggett 3 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the underlying assets reach commercial operations, which occurred for the majority of the assets during the third quarter of 2023. The acquisition was funded with existing sources of liquidity. As part of the acquisition, the Company assumed the project’s financing agreement, which included a construction loan that converts to a term loan upon the project reaching substantial completion, which is expected to occur in the fourth quarter of 2023, a tax equity bridge loan that will be repaid when the project reaches substantial completion and a sponsor equity bridge loan that was repaid at acquisition date. Subsequent to the acquisition, the Company borrowed an additional $36 million in construction loans. CEG also funded an additional $53 million in project completion costs subsequent to the acquisition, which was repaid to CEG in October 2023.
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
The following table lists the distributions paid on the Company’s Class A, B, C and D units during the nine months ended September 30, 2023:

	Third Quarter 2023	Second Quarter 2023	First Quarter 2023
Distributions per Class A, B, C and D unit	$0.3891	$0.3818	$0.3745
On November 1, 2023, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.3964 per unit payable on December 15, 2023 to unit holders of record as of December 1, 2023.

Cash Flow Discussion
The following tables reflect the changes in cash flows for the comparative periods:

	Nine months ended September 30,
	2023	2022	Change
	(In millions)
Net cash provided by operating activities	$525	$614	$(89)
Net cash (used in) provided by investing activities	(271)	1,100	(1,371)
Net cash used in financing activities	(94)	(1,212)	1,118
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in working capital primarily driven by the timing of accounts receivable collections and payments of current liabilities	$(64)
Decrease in operating income adjusted for non-cash items	(35)
Decrease in distributions from unconsolidated affiliates	(8)
Transaction expenses paid on May 1, 2022 in connection with the sale of the Thermal Business	18
$(89)
Net Cash (Used in) Provided by Investing Activities

Changes to net cash (used in) provided by investing activities were driven by:	(In millions)
Proceeds from the sale of the Thermal Business in 2022	$(1,457)
Increase in note receivable — affiliate	(215)
Increase in capital expenditures	(48)
Increase in investments in unconsolidated affiliates	(28)
Acquisition of the Capistrano Wind Portfolio in 2022	223
Increase in cash acquired from Drop Down Assets, net of cash paid	151
Increase in the return of investment from unconsolidated affiliates	2
Other	1
$(1,371)
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Decrease in payments for long-term debt, net of proceeds	$554
Increase in contributions from noncontrolling interests and CEG, net of distributions	308
Decrease in payments for the revolving credit facility, net of proceeds	245
Cash released from escrow distributed to CEG in 2022	64
Increase in tax-related distributions	(31)
Increase in distributions paid to unit holders	(17)
Other	(5)
$1,118
Fair Value of Derivative Instruments
The Company may enter into commodity purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.

The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2023, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2023. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2022	$(264)
Contracts realized or otherwise settled during the period	42
Contracts acquired during the period	47
Changes in fair value	33
Fair value of contracts as of September 30, 2023	$(142)

	Fair value of contracts as of September 30, 2023
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$48	$47	$49	$36	$180
Level 3	(51)	(93)	(76)	(102)	(322)
Total	$(3)	$(46)	$(27)	$(66)	$(142)
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivatives contracts would cause a change of approximately $6 million to the net value of power derivatives as of September 30, 2023.
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
If all of the interest rate swaps had been discontinued on September 30, 2023, the counterparties would have owed the Company $190 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2023, a change of 1%, or 100 basis points, in interest rates would result in an approximately $3 million change in market interest expense on a rolling twelve-month basis.
As of September 30, 2023, the fair value of the Company’s debt was $6.53 billion and the carrying value was $7.58 billion. The Company estimates that a decrease of 1%, or 100 basis points, in market interest rates would have increased the fair value of its long-term debt by approximately $312 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through September 30, 2023, see Note 10, Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company’s 2022 Form 10-K. There have been no material changes in the Company’s risk factors since those reported in its 2022 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CLEARWAY ENERGY LLC (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
President and Chief Executive Officer (Principal Executive Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: November 2, 2023	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)