Form 10-Q
period 2024-06-30
Clearway Energy LLC
filed 2024-08-01
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

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
Yes ☐       No ☒
As of July 29, 2024, there were 34,613,853 Class A units outstanding, 42,738,750 Class B units outstanding, 82,829,344 Class C units outstanding, and 41,961,750 Class D units outstanding. There is no public market for the registrant's outstanding units.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2028 Senior Notes	$850 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.75% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.75% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ATM Program	At-The-Market Equity Offering Program
BESS	Battery energy storage system
BlackRock	BlackRock, Inc.
CAFD	A non-GAAP measure, Cash Available for Distribution is defined as of June 30, 2024 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments and adjusted for development expenses
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Amended and Restated Master Services Agreement, dated as of April 30, 2024, among the Company, Clearway, Inc., Clearway Energy Operating LLC and CEG
Clearway, Inc.	Clearway Energy, Inc., the holder of the Company’s Class A and Class C units
Clearway Energy Group LLC	The holder of all shares of Clearway, Inc.’s Class B and Class D common stock and the Company’s Class B and Class D units and, from time to time, possibly shares of Clearway, Inc.’s Class A and/or Class C common stock
Clearway Energy Operating LLC	The holder of facilities that are owned by the Company
Clearway Renew	Clearway Renew LLC, a subsidiary of CEG, and its wholly-owned subsidiaries
Company	Clearway Energy LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
Distributed Solar	Solar power facilities, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIM	Global Infrastructure Management, LLC, the manager of GIP
GIP	Global Infrastructure Partners
HLBV	Hypothetical Liquidation at Book Value
ISO	Independent System Operator, also referred to as an RTO
Mesquite Star	Mesquite Star Special LLC

MMBtu	Million British Thermal Units
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
Natural Gas Holdco	Natural Gas CA Holdco LLC
Net Exposure	Counterparty credit exposure to Clearway, Inc. net of collateral
OCI	Other comprehensive income
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
RA	Resource adequacy
RENOM	Clearway Renewable Operation & Maintenance LLC, a wholly-owned subsidiary of CEG
Rosie Central BESS	Rosie BESS Devco LLC
RTO	Regional Transmission Organization
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
TotalEnergies	TotalEnergies SE
U.S.	United States of America
Utah Solar Portfolio	Seven utility-scale solar farms located in Utah, representing 530 MW of capacity
Utility Scale Solar	Solar power facilities, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Operating Revenues
Total operating revenues	$366	$406	$629	$694
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	117	118	243	226
Depreciation, amortization and accretion	153	128	307	256
General and administrative	8	9	19	19
Transaction and integration costs	3	2	4	2
Total operating costs and expenses	281	257	573	503
Operating Income	85	149	56	191
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	8	3	20	—
Other income, net	12	9	28	17
Loss on debt extinguishment	(2)	—	(3)	—
Interest expense	(88)	(55)	(145)	(154)
Total other expense, net	(70)	(43)	(100)	(137)
Net Income (Loss)	15	106	(44)	54
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(92)	—	(125)	(30)
Net Income Attributable to Clearway Energy LLC	$107	$106	$81	$84
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Net Income (Loss)	$15	$106	$(44)	$54
Other Comprehensive Income
Unrealized gain on derivatives and changes in accumulated OCI	1	4	—	—
Other comprehensive income	1	4	—	—
Comprehensive Income (Loss)	16	110	(44)	54
Less: Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(92)	1	(122)	(30)
Comprehensive Income Attributable to Clearway Energy LLC	$108	$109	$78	$84
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$226	$535
Restricted cash	344	516
Accounts receivable — trade	255	171
Accounts receivable — affiliates	1	—
Inventory	60	55
Derivative instruments	51	41
Note receivable — affiliate	—	174
Prepayments and other current assets	68	55
Total current assets	1,005	1,547
Property, plant and equipment, net	9,952	9,526
Other Assets
Equity investments in affiliates	321	360
Intangible assets for power purchase agreements, net	2,214	2,303
Other intangible assets, net	71	71
Derivative instruments	117	82
Right-of-use assets, net	597	597
Other non-current assets	224	202
Total other assets	3,544	3,615
Total Assets	$14,501	$14,688
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current portion of long-term debt — external	$412	$558
Current portion of long-term debt — affiliate	—	1
Accounts payable — trade	86	130
Accounts payable — affiliates	15	35
Derivative instruments	59	51
Accrued interest expense	55	57
Accrued expenses and other current liabilities	77	79
Total current liabilities	704	911
Other Liabilities
Long-term debt — external	6,797	7,479
Deferred income taxes	1	2
Derivative instruments	336	281
Long-term lease liabilities	626	627
Other non-current liabilities	301	282
Total other liabilities	8,061	8,671
Total Liabilities	8,765	9,582
Redeemable noncontrolling interest in subsidiaries	6	1
Commitments and Contingencies
Members’ Equity
Contributed capital	943	1,299
Retained earnings	942	1,027
Accumulated other comprehensive income	12	15
Noncontrolling interest	3,833	2,764
Total Members’ Equity	5,730	5,105
Total Liabilities and Members’ Equity	$14,501	$14,688
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(In millions)	2024	2023
Cash Flows from Operating Activities
Net (Loss) Income	$(44)	$54
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(20)	—
Distributions from unconsolidated affiliates	15	11
Depreciation, amortization and accretion	307	256
Amortization of financing costs and debt discounts	7	6
Amortization of intangibles	91	94
Loss on debt extinguishment	3	—
Reduction in carrying amount of right-of-use assets	8	8
Changes in derivative instruments and amortization of accumulated OCI	49	(51)
Cash used in changes in other working capital:
Changes in prepaid and accrued liabilities for tolling agreements	(16)	(56)
Changes in other working capital	(121)	(87)
Net Cash Provided by Operating Activities	279	235
Cash Flows from Investing Activities
Acquisition of Drop Down Assets, net of cash acquired	(671)	(7)
Capital expenditures	(202)	(109)
Return of investment from unconsolidated affiliates	35	10
Decrease in note receivable — affiliate	184	—
Investments in unconsolidated affiliates	—	(10)
Other	7	—
Net Cash Used in Investing Activities	(647)	(116)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	1,203	209
Contributions from CEG, net of distributions	196	66
Payments of distributions	(164)	(153)
Tax-related distributions	(1)	(45)
Proceeds from the issuance of long-term debt — external	236	42
Payments of debt issuance costs	(4)	(8)
Payments for long-term debt — external	(1,577)	(306)
Payments for long-term debt — affiliate	(1)	—
Other	(1)	(2)
Net Cash Used In Financing Activities	(113)	(197)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(481)	(78)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,051	996
Cash, Cash Equivalents and Restricted Cash at End of Period	$570	$918
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
For the Six Months Ended June 30, 2024
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Members’ Equity
Balances at December 31, 2023	$1,299	$1,027	$15	$2,764	$5,105
Net loss	—	(26)	—	(34)	(60)
Unrealized (loss) gain on derivatives and changes in accumulated OCI	—	—	(4)	3	(1)
Distributions to CEG, net of contributions, cash	(1)	—	—	—	(1)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	215	215
Transfers of assets under common control	(38)	—	—	(2)	(40)
Distributions paid to Clearway, Inc.	—	(47)	—	—	(47)
Distributions paid to CEG Class B and Class D unit holders	—	(34)	—	—	(34)
Other	—	—	—	1	1
Balances at March 31, 2024	1,260	920	11	2,947	5,138
Net income (loss)	—	107	—	(96)	11
Unrealized gain on derivatives and changes in accumulated OCI	—	—	1	—	1
Contributions from CEG, net of distributions, cash	222	—	—	—	222
Contributions to noncontrolling interests, net of distributions, cash	—	—	—	988	988
Distributions to noncontrolling interests, net of contributions, non-cash	—	—	—	(1)	(1)
Transfers of assets under common control	(539)	—	—	(5)	(544)
Tax-related distributions	—	(1)	—	—	(1)
Distributions paid to Clearway, Inc.	—	(48)	—	—	(48)
Distributions paid to CEG Class B and Class D unit holders	—	(35)	—	—	(35)
Other	—	(1)	—	—	(1)
Balances at June 30, 2024	$943	$942	$12	$3,833	$5,730
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
For the Six Months Ended June 30, 2023
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Members’ Equity
Balances at December 31, 2022	$1,308	$1,240	$21	$1,591	$4,160
Net loss	—	(22)	—	(33)	(55)
Unrealized loss on derivatives and changes in accumulated OCI	—	—	(3)	(1)	(4)
Contributions from CEG, net of distributions, cash	30	—	—	—	30
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	215	215
Transfers of assets under common control	(59)	—	—	53	(6)
Distributions paid to Clearway, Inc.	—	(32)	—	—	(32)
Distributions paid to CEG Class B and Class D unit holders	—	(44)	—	—	(44)
Balances at March 31, 2023	1,279	1,142	18	1,825	4,264
Net income (loss)	—	106	—	(6)	100
Unrealized gain on derivatives and changes in accumulated OCI	—	—	3	1	4
Distributions to CEG, cash	(4)	—	—	—	(4)
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	(5)	(5)
Tax-related distributions	—	(45)	—	—	(45)
Distributions paid to Clearway, Inc.	—	(45)	—	—	(45)
Distributions paid to CEG Class B and Class D unit holders	—	(32)	—	—	(32)
Balances at June 30, 2023	$1,275	$1,126	$21	$1,815	$4,237
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
The Company is one of the largest renewable energy owners in the U.S. with approximately 6,500 net MW of installed wind, solar and battery energy storage system, or BESS, facilities. The Company’s approximately 9,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to increase distributions to its unit holders. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets.
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
As of June 30, 2024, Clearway, Inc. owned 58.10% of the economic interests of the Company, with CEG owning 41.90% of the economic interests of the Company.

The following table represents a summarized structure of the Company as of June 30, 2024:

Global Infrastructure Partners (a)
TotalEnergies (a)
Clearway Energy Group LLC
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 54.91% Voting Interest
Class B Units and Class D Units Aggregate 41.90% Economic Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock Aggregate 45.09% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 58.10% Economic Interest
Clearway Energy LLC
Clearway Energy Operating LLC
Operating companies

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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated financial position as of June 30, 2024, and results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2024 and 2023.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at subsidiary facilities was $191 million and $125 million as of June 30, 2024 and December 31, 2023, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents	$226	$535
Restricted cash	344	516
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$570	$1,051
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s facilities that are restricted in their use. As of June 30, 2024, these restricted funds were comprised of $169 million designated to fund operating expenses, $42 million designated for current debt service payments and $89 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $44 million is held in distributions reserve accounts.
Supplemental Cash Flow Information
The following table provides a disaggregation of the amounts classified as Acquisition of Drop Down Assets, net of cash acquired, shown in the consolidated statements of cash flows:

	Six months ended June 30,
	2024	2023
	(In millions)
Cash paid to acquire Drop Down Assets	$(673)	$(21)
Cash acquired from the acquisition of Drop Down Assets	2	14
Acquisition of Drop Down Assets, net of cash acquired	$(671)	$(7)
Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net:

	June 30, 2024	December 31, 2023
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$3,781	$3,485
Intangible Assets Accumulated Amortization	1,101	1,009
Distributions
The following table lists distributions paid on the Company's Class A, B, C and D units during the six months ended June 30, 2024:

	Second Quarter 2024	First Quarter 2024
Distributions per Class A, B, C and D unit	$0.4102	$0.4033
On August 1, 2024, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.4171 per unit payable on September 16, 2024 to unit holders of record as of September 3, 2024.

Revenue Recognition
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category:

	Three months ended June 30, 2024
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$10	$334	$344
Capacity revenue (a)	67	13	80
Other revenues	1	29	30
Contract amortization	(4)	(42)	(46)
Mark-to-market for economic hedges	(5)	(37)	(42)
Total operating revenues	69	297	366
Less: Contract amortization	4	42	46
Less: Mark-to-market for economic hedges	5	37	42
Less: Lease revenue	(28)	(267)	(295)
Total revenue from contracts with customers	$50	$109	$159

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$—	$258	$258
Capacity revenue	28	9	37
Total	$28	$267	$295

	Three months ended June 30, 2023
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$3	$275	$278
Capacity revenue (a)	96	5	101
Other revenues (a)	21	27	48
Contract amortization	(5)	(42)	(47)
Mark-to-market for economic hedges	—	26	26
Total operating revenues	115	291	406
Less: Contract amortization	5	42	47
Less: Mark-to-market for economic hedges	—	(26)	(26)
Less: Lease revenue	(104)	(237)	(341)
Total revenue from contracts with customers	$16	$70	$86

(a) The following amounts of energy, capacity and other revenues relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$1	$233	$234
Capacity revenue	82	4	86
Other revenues (b)	21	—	21
Total	$104	$237	$341

(b) Includes sales-type lease revenue recognized for the Marsh Landing Black Start addition that reached commercial operations on May 31, 2023.

	Six months ended June 30, 2024
(In millions)	Conventional Generation	Renewables	Total
Energy revenue(a)	$32	$555	$587
Capacity revenue(a)	130	22	152
Other revenues	3	43	46
Contract amortization	(9)	(83)	(92)
Mark-to-market for economic hedges	8	(72)	(64)
Total operating revenue	164	465	629
Less: Contract amortization	9	83	92
Less: Mark-to-market for economic hedges	(8)	72	64
Less: Lease revenue	(57)	(444)	(501)
Total revenue from contracts with customers	$108	$176	$284

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$1	$427	$428
Capacity revenue	56	17	73
Total	$57	$444	$501

	Six months ended June 30, 2023
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$4	$473	$477
Capacity revenue (a)	196	10	206
Other revenues (a)	21	39	60
Contract amortization	(11)	(83)	(94)
Mark-to-market for economic hedges	—	45	45
Total operating revenue	210	484	694
Less: Contract amortization	11	83	94
Less: Mark-to-market for economic hedges	—	(45)	(45)
Less: Lease revenue	(205)	(393)	(598)
Total revenue from contracts with customers	$16	$129	$145

(a) The following amounts of energy, capacity and other revenues relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$2	$385	$387
Capacity revenue	182	8	190
Other revenues (b)	21	—	21
Total	$205	$393	$598

(b) Includes sales-type lease revenue recognized for the Marsh Landing Black Start addition that reached commercial operations on May 31, 2023.

Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(In millions)
Accounts receivable, net - Contracts with customers	$100	$66
Accounts receivable, net - Leases	155	105
Total accounts receivable, net	$255	$171
Note 3 — Acquisitions
Cedar Creek Drop Down — On April 16, 2024, the Company, through its indirect subsidiary, Cedar Creek Wind Holdco LLC, acquired Cedar Creek Holdco LLC, the indirect owner of Cedar Creek, a 160 MW wind facility that is located in Bingham County, Idaho, from Clearway Renew for cash consideration of $117 million. Cedar Creek Holdco LLC consolidates as primary beneficiary, Cedar Creek TE Holdco LLC, a tax equity fund that owns the Cedar Creek wind facility, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Cedar Creek has a 25-year PPA with an investment-grade utility that commenced in March 2024. The Cedar Creek operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Cedar Creek on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid of $117 million and the historical cost of the Company’s net assets acquired of $17 million was recorded as an adjustment to contributed capital. In addition, the Company reflected the entire $117 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions in the consolidated statements of members’ equity.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of April 16, 2024:

(In millions)	Cedar Creek
Restricted cash	$1
Property, plant and equipment	311
Right-of-use assets, net	6
Derivative assets	14
Other current and non-current assets	14
Total assets acquired	346

Long-term debt (a)	309
Long-term lease liabilities	7
Other current and non-current liabilities	13
Total liabilities assumed	329
Net assets acquired	$17

(a) Includes a $112 million construction loan, a $91 million cash equity bridge loan, and a $109 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. See Note 7, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.

Texas Solar Nova 2 Drop Down — On March 15, 2024, the Company, through its indirect subsidiary, TSN1 TE Holdco LLC, acquired Texas Solar Nova 2, a 200 MW solar facility that is located in Kent County, Texas, from Clearway Renew for cash consideration of $112 million, $17 million of which was funded by the Company with the remaining $95 million funded through a contribution from the cash equity investor in Lighthouse Renewable Holdco 2 LLC, which is a partnership. Lighthouse Renewable Holdco 2 LLC indirectly consolidates as primary beneficiary, TSN1 TE Holdco LLC, a tax equity fund that owns Texas Solar Nova 1 and Texas Solar Nova 2, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Texas Solar Nova 2 has an 18-year PPA with an investment-grade counterparty that commenced in February 2024. The Texas Solar Nova 2 operations are reflected in the Company’s Renewables segment and the Company’s portion of the purchase price was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Texas Solar Nova 2 on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid of $112 million and the historical cost of the Company’s net assets acquired of $72 million was recorded as an adjustment to contributed capital. In addition, the Company reflected $9 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions in the consolidated statements of members’ equity.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of March 15, 2024:

(In millions)	Texas Solar Nova 2
Restricted cash	$1
Property, plant and equipment	280
Right-of-use assets, net	21
Derivative assets	6
Other current and non-current assets	4
Total assets acquired	312

Long-term debt (a)	194
Long-term lease liabilities	19
Other current and non-current liabilities	27
Total liabilities assumed	240
Net assets acquired	$72

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

The following table reflects the Company’s equity investments in unconsolidated affiliates as of June 30, 2024:

Name	Economic Interest	Investment Balance (a)
		(In millions)
Avenal	50%	$7
Desert Sunlight	25%	221
Elkhorn Ridge	67%	11
GenConn (b)	50%	77
San Juan Mesa	75%	5
		$321

(a) The Company’s maximum exposure to loss is limited to its investment balances.
(b) GenConn is a VIE.
Rosie Central BESS
On June 13, 2024, when the Rosamond Central BESS facility reached substantial completion, Clearway Renew redeemed Rosie Class B LLC’s entire investment of $28 million in Rosie Central BESS that was accounted for as an equity method investment, as further discussed in Note 7, Long-term Debt. Rosie Class B LLC’s equity investment in Rosie Central BESS was comprised of contributions from the Company and the cash equity investor in Rosie TargetCo LLC during the year ended December 31, 2023.
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
The following is a summary of significant activity during the six months ended June 30, 2024 related to the Company’s consolidated VIEs:
Cedar Creek TE Holdco LLC
As described in Note 3, Acquisitions, on April 16, 2024, the Company, through its indirect subsidiary, Cedar Creek Wind Holdco LLC, acquired Cedar Creek Holdco LLC. Cedar Creek Holdco LLC consolidates as primary beneficiary, Cedar Creek TE Holdco LLC, a tax equity fund that owns the Cedar Creek wind facility. The Class A membership interests in Cedar Creek TE Holdco LLC are held by a tax equity investor and are reflected as noncontrolling interest on the Company’s consolidated balance sheet.
Lighthouse Renewable Holdco 2 LLC
As described in Note 3, Acquisitions, on March 15, 2024, TSN1 TE Holdco LLC, an indirect subsidiary of the Company, acquired Texas Solar Nova 2. The Company, through Lighthouse Renewable Holdco 2 LLC, a partnership, consolidates TSN1 TE Holdco LLC, a tax equity fund that owns Texas Solar Nova 1 and Texas Solar Nova 2. The Company recorded the noncontrolling interest of the cash equity investor in Lighthouse Renewable Holdco 2 LLC at historical carrying amount, with the offset to contributed capital. The Class A membership interests in TSN1 TE Holdco LLC are held by a tax equity investor and are reflected as noncontrolling interest on the Company’s consolidated balance sheet.

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
Summarized financial information for the Company’s consolidated VIEs consisted of the following as of June 30, 2024:

(In millions)	Buckthorn Holdings, LLC	Cedar Creek TE Holdco LLC	Daggett Renewable Holdco LLC (a)	DGPV Funds (b)	Lighthouse Renewable Holdco LLC (c)	Lighthouse Renewable Holdco 2 LLC (d)
Other current and non-current assets	$5	$47	$240	$56	$69	$153
Property, plant and equipment	181	310	1,369	371	403	1,329
Intangible assets	—	—	—	1	—	2
Total assets	186	357	1,609	428	472	1,484
Current and non-current liabilities	12	124	645	51	140	586
Total liabilities	12	124	645	51	140	586
Noncontrolling interest	10	105	951	9	245	696
Net assets less noncontrolling interest	$164	$128	$13	$368	$87	$202

(a) Daggett Renewable Holdco LLC consolidates Daggett TE Holdco LLC and Daggett 2 TE Holdco LLC, which are consolidated VIEs.
(b) DGPV Funds is comprised of Clearway & EFS Distributed Solar LLC, Golden Puma Fund LLC, Renew Solar CS4 Fund LLC and Chestnut Fund LLC, which are all tax equity funds.
(c) Lighthouse Renewable Holdco LLC consolidates Black Rock TE Holdco LLC and Mililani TE Holdco LLC, which are consolidated VIEs.
(d) Lighthouse Renewable Holdco 2 LLC consolidates Mesquite Sky TE Holdco LLC, Mesquite Star Tax Equity Holdco LLC and TSN1 TE Holdco LLC, which are consolidated VIEs.

(In millions)	Oahu Solar LLC	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	VP-Arica TargetCo LLC (a)	Wildorado TE Holdco LLC	Other (b)
Other current and non-current assets	$38	$15	$56	$54	$24	$46
Property, plant and equipment	153	170	542	1,015	186	340
Intangible assets	—	—	—	2	—	14
Total assets	191	185	598	1,071	210	400
Current and non-current liabilities	22	17	222	40	18	170
Total liabilities	22	17	222	40	18	170
Noncontrolling interest	21	78	314	374	90	149
Net assets less noncontrolling interest	$148	$90	$62	$657	$102	$81

(a) VP-Arica TargetCo LLC consolidates VP-Arica TE Holdco LLC, a consolidated VIE that owns the Victory Pass and Arica solar and BESS facilities.
(b) Other is comprised of Elbow Creek TE Holdco LLC, Langford TE Partnership LLC, Pinnacle Repowering TE Holdco LLC and the Spring Canyon facilities.

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
The carrying amount and estimated fair value of the Company’s recorded financial instrument not carried at fair market value or that does not approximate fair value is as follows:

	As of June 30, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion — affiliate	$—	$1	$1	$1
Long-term debt, including current portion — external (a)	7,268	6,696	8,102	7,611

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

	As of June 30, 2024		As of December 31, 2023
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,914	$4,782	$1,940	$5,672

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheets. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2024		As of December 31, 2023
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2 (b)	Level 3	Level 2 (b)	Level 3
Derivative assets:
Energy-related commodity contracts (c)	$—	$3	$2	$—
Interest rate contracts	165	—	121	—
Other financial instruments (d)	—	10	—	13
Total assets	$165	$13	$123	$13
Derivative liabilities:
Energy-related commodity contracts (e)	$1	$394	$—	$330
Interest rate contracts	—	—	2	—
Total liabilities	$1	$394	$2	$330

(a) There were no derivative assets or liabilities classified as Level 1 as of June 30, 2024 and December 31, 2023.
(b) The Company’s interest rate swaps are measured at fair value using an income approach, which uses readily observable inputs, such as forward interest rates (e.g., SOFR) and contractual terms to estimate fair value.
(c) Includes long-term backbone transportation service contracts classified as Level 2 and short-term heat rate call option contracts classified as Level 3.
(d) Includes SREC contract.
(e) Includes long-term backbone transportation contracts classified as Level 2 and long-term power commodity contracts and short-term heat rate call option contracts classified as Level 3. As of June 30, 2024 and December 31, 2023, Level 3 amounts include $394 million and $325 million related to long-term power commodity contracts and zero and $5 million related to short-term heat rate call option contracts, respectively.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(339)	$(316)	$(317)	$(336)
Settlements	(3)	5	(6)	9
Total (losses) gains for the period included in earnings	(39)	20	(58)	36
Ending balance	$(381)	$(291)	$(381)	$(291)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of June 30, 2024	$(39)		$(58)
Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy-related commodity contracts, which includes long-term power commodity contracts and heat rate call option contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of June 30, 2024, contracts valued with prices provided by models and other valuation techniques make up 2% of derivative assets and 100% of derivative liabilities and other financial instruments.
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
The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions:

	June 30, 2024
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Long-term Power Commodity Contracts	$—	$394	Discounted Cash Flow	Forward Market Price (per MWh)	$24.76	$95.06	$47.19
Heat Rate Call Option Commodity Contracts	3	—	Option Model	Forward Market Price (per MWh)	$(12.97)	$1,127.48	$60.73
			Option Model	Forward Market Price (per MMBtu)	$1.66	$13.71	$6.03
Other Financial Instruments	10	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	59,425 MWh	118,850 MWh	111,091 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2024:

Type	Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Energy-Related Commodity Contracts	Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Energy-Related Commodity Contracts	Forward Market Price Gas	Sell	Increase/(Decrease)	Higher/(Lower)
Other Financial Instruments	Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of June 30, 2024, the non-performance reserve was a $14 million gain recorded primarily to total operating revenues in the consolidated statements of income. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of June 30, 2024, the Company had interest rate derivative instruments on non-recourse debt extending through 2040, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodity Contracts
As of June 30, 2024, the Company had energy-related derivative instruments extending through 2033. At June 30, 2024, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		June 30, 2024	December 31, 2023
Commodity	Units	(In millions)
Power	MWh	(19)	(23)
Natural Gas	MMBtu	17	17
Interest	Dollars	$1,715	$2,467

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$8	$7	$—	$—
Interest rate contracts long-term	19	12	—	2
Total Derivatives Designated as Cash Flow Hedges	$27	$19	$—	$2
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$40	$33	$—	$—
Interest rate contracts long-term	98	69	—	—
Energy-related commodity contracts current	3	1	59	51
Energy-related commodity contracts long-term	—	1	336	279
Total Derivatives Not Designated as Cash Flow Hedges	$141	$104	$395	$330
Total Derivatives	$168	$123	$395	$332
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of June 30, 2024 and December 31, 2023, the amount of outstanding collateral paid or received was immaterial. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of June 30, 2024	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$3	$—	$3
Derivative liabilities	(395)	—	(395)
Total energy-related commodity contracts	$(392)	$—	$(392)
Interest rate contracts
Derivative assets	$165	$—	$165
Total interest rate contracts	$165	$—	$165
Total derivative instruments	$(227)	$—	$(227)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2023	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$2	$—	$2
Derivative liabilities	(330)	—	(330)
Total energy-related commodity contracts	$(328)	$—	$(328)
Interest rate contracts
Derivative assets	$121	$(2)	$119
Derivative liabilities	(2)	2	—
Total interest rate contracts	$119	$—	$119
Total derivative instruments	$(209)	$—	$(209)

Accumulated Other Comprehensive Income
The following table summarizes the effects on the Company’s accumulated OCI balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Accumulated OCI beginning balance	$19	$23	$20	$27
Reclassified from accumulated OCI to income due to realization of previously deferred amounts	(1)	(1)	(2)	(1)
Mark-to-market of cash flow hedge accounting contracts	2	5	2	1
Accumulated OCI ending balance	20	27	20	27
Accumulated OCI attributable to noncontrolling interests	8	6	8	6
Accumulated OCI attributable to Clearway Energy LLC	$12	$21	$12	$21
Gains expected to be realized from OCI during the next 12 months	$6		$6
Amounts reclassified from accumulated OCI into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Income
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of income as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Interest Rate Contracts (Interest expense)	$1	$22	$24	$1
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Total operating revenues) (a)	(38)	32	(61)	50
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Cost of operations) (b)	(1)	—	(3)	—

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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2023 Form 10-K. The Company’s borrowings, including short-term and long-term portions, consisted of the following:

(In millions, except rates)	June 30, 2024	December 31, 2023	June 30, 2024 interest rate % (a)	Letters of Credit Outstanding at June 30, 2024
Intercompany Note with Clearway, Inc.	$—	$1
2028 Senior Notes	850	850	4.750
2031 Senior Notes	925	925	3.750
2032 Senior Notes	350	350	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2028 (b)	—	—	S+1.500	$205
Non-recourse facility-level debt:
Agua Caliente Solar LLC, due 2037	603	612	2.395-3.633	14
Alta Wind Asset Management LLC, due 2031	10	11	S+2.775	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	628	660	5.696-7.015	67
Alta Wind Realty Investments LLC, due 2031	19	20	7.000	—
Borrego, due 2024 and 2038	47	48	Various	4
Broken Bow, due 2031	38	41	S+2.100	6
Buckthorn Solar, due 2025	115	116	S+2.100	22
Carlsbad Energy Holdings LLC, due 2027	92	93	S+1.900	82
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, LLC, due 2038	194	195	4.210	6
Cedar Creek, due 2029	110	—	S+1.625	19
Cedro Hill, due 2024 and 2029	169	165	S+1.250-1.375	—
Crofton Bluffs, due 2031	25	27	S+2.100	3
CVSR, due 2037	585	601	2.339-3.775	12
CVSR Holdco Notes, due 2037	143	152	4.680	—
Daggett 2, due 2028	156	156	S+1.762	32
Daggett 3, due 2028	217	217	S+1.762	44
DG-CS Master Borrower LLC, due 2040	378	385	3.510	29
Mililani Class B Member Holdco LLC, due 2028	92	92	S+1.600	18
NIMH Solar, due 2031 and 2033	137	148	S+2.000-2.125	17
Oahu Solar Holdings LLC, due 2026	80	81	S+1.525	11
Rosie Class B LLC, due 2029	192	347	S+1.750	31
Texas Solar Nova 1, due 2028 (c)	—	102		—
TSN1 Class B Member LLC, due 2029 (c)	181	—	S+1.750	53
Utah Solar Holdings, due 2036	238	242	3.590	161
Viento Funding II, LLC, due 2029	167	175	S+1.475	29
Victory Pass and Arica, due 2024	—	757		—
Other	117	124	Various	77
Subtotal non-recourse facility-level debt	5,140	5,974
Total debt	7,265	8,100
Less current maturities	(412)	(559)
Less net debt issuance costs	(59)	(65)
Add premiums (d)	3	3
Total long-term debt	$6,797	$7,479

(a) As of June 30, 2024, S+ equals SOFR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement, and only applies to outstanding borrowings.
(c) On March 15, 2024, Texas Solar Nova 1’s financing agreement was amended to merge the facility-level debt of Texas Solar Nova 1 and Texas Solar Nova 2 as a combined term loan under TSN1 Class B Member LLC.
(d) Premiums relate to the 2028 Senior Notes.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of June 30, 2024, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the six months ended June 30, 2024.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of June 30, 2024, the Company had no outstanding borrowings under the revolving credit facility and $205 million in letters of credit outstanding.
Facility-level Debt
Natural Gas Holdco LC Facility
On July 25, 2024, the Company, through its indirect subsidiary, Natural Gas Holdco, entered into a financing agreement that provides for a $200 million letter of credit facility, which will be utilized to support the collateral needs of the Company’s merchant conventional facilities. The letter of credit facility has an initial term of three years and the option for two additional one-year extensions.
Rosamond Central (Rosie Class B LLC)
On June 13, 2024, when the Rosamond Central BESS facility reached substantial completion, the Company paid $279 million to Clearway Renew as additional purchase price to complete its acquisition of the facility, which occurred on December 1, 2023. The Company’s entire additional purchase price was recorded as an adjustment to CEG’s noncontrolling interest balance. The additional purchase price consisted of $64 million that was funded by the Company from existing sources of liquidity and $215 million funded through contributions from the cash equity investor in Rosie TargetCo LLC and the tax equity investor in Rosie TE Holdco LLC. Clearway Renew utilized the proceeds to repay the balance of $184 million on the loan previously issued to its consolidated subsidiary by Rosie Class B LLC and to redeem Rosie Class B LLC’s entire equity investment in Rosie Central BESS of $28 million, as further discussed in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. The Company utilized proceeds from Clearway Renew, along with $39 million held previously in escrow and $56 million of the Company’s additional purchase price that was contributed back by CEG, to repay the $186 million tax equity bridge loan, to distribute $44 million to the cash equity investor, to fund $21 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $11 million in associated fees.
Additionally, on June 13, 2024, the outstanding construction loans were converted to a term loan in the amount of $115 million.
NIMH Solar
On June 11, 2024, NIMH Solar LLC refinanced its amended and restated credit agreement, which was scheduled to mature in September 2024, resulting in the issuance of a $137 million term loan facility, as well as $17 million in letters of credit in support of debt service and facility obligations. The obligations under the new financing arrangement are supported by the Company’s interests in the Alpine, Blythe and Roadrunner solar facilities. The Company utilized the proceeds from the term loan and existing sources of liquidity to pay off the existing debt in the amount of $146 million.
Victory Pass and Arica
On May 1, 2024, when the Victory Pass and Arica solar and BESS facilities reached substantial completion, the Company paid $165 million to Clearway Renew as additional purchase price, in connection with the Company’s acquisition of the Class A membership interests in VP-Arica TargetCo LLC on October 31, 2023, which was funded with existing sources of liquidity. The Company’s entire additional purchase price was recorded as an adjustment to CEG’s noncontrolling interest balance. Also on May 1, 2024, the cash equity investor contributed an additional $347 million, the tax equity investor contributed an additional $410 million and CEG contributed $52 million, which were utilized, along with $103 million held previously in escrow, to repay the $351 million cash equity bridge loan, to repay the $468 million tax equity bridge loan, to fund $75 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $18 million in associated fees. Prior to the repayment of the tax equity bridge loan, the Company borrowed an additional $62 million in 2024.

Cedar Creek
On April 16, 2024, as part of the acquisition of Cedar Creek, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included a $112 million construction loan, a $91 million cash equity bridge loan and a $109 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. At acquisition date, the tax equity investor contributed $108 million, which was utilized, along with the Company’s entire purchase price that was contributed back by CEG, to repay the tax equity bridge loan, to repay the cash equity bridge loan, to partially repay $2 million in construction loans, to fund $16 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $6 million in associated fees. Also at acquisition date, the outstanding construction loans were converted to a term loan in the amount of $110 million.
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
Additionally, on March 15, 2024, Texas Solar Nova 1’s financing agreement was amended to merge the Texas Solar Nova 1 and Texas Solar Nova 2 term loans as a combined term loan under TSN1 Class B Member LLC.
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

	Three months ended June 30, 2024
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$69	$297	$—	$366
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	26	91	—	117
Depreciation, amortization and accretion	27	126	—	153
General and administrative	—	—	8	8
Transaction and integration costs	—	—	3	3
Operating income (loss)	16	80	(11)	85
Equity in earnings of unconsolidated affiliates	—	8	—	8
Other income, net	2	7	3	12
Loss on debt extinguishment	—	(2)	—	(2)
Interest expense	(9)	(55)	(24)	(88)
Net Income (Loss)	$9	$38	$(32)	$15
Total Assets	$2,021	$12,431	$49	$14,501

(a) Includes eliminations.

	Three months ended June 30, 2023
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$115	$291	$—	$406
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	40	79	(1)	118
Depreciation, amortization and accretion	32	96	—	128
General and administrative	—	—	9	9
Transaction and integration costs	—	—	2	2
Operating income (loss)	43	116	(10)	149
Equity in earnings of unconsolidated affiliates	1	2	—	3
Other income, net	1	3	5	9
Interest expense	(8)	(23)	(24)	(55)
Net Income (Loss)	$37	$98	$(29)	$106

(a) Includes eliminations.

	Six months ended June 30, 2024
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$164	$465	$—	$629
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	68	176	(1)	243
Depreciation, amortization and accretion	59	248	—	307
General and administrative	—	—	19	19
Transaction and integration costs	—	—	4	4
Operating income (loss)	37	41	(22)	56
Equity in earnings of unconsolidated affiliates	1	19	—	20
Other income, net	3	17	8	28
Loss on debt extinguishment	—	(3)	—	(3)
Interest expense	(16)	(80)	(49)	(145)
Net Income (Loss)	$25	$(6)	$(63)	$(44)

(a) Includes eliminations.

	Six months ended June 30, 2023
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$210	$484	$—	$694
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	69	158	(1)	226
Depreciation, amortization and accretion	65	191	—	256
General and administrative	—	—	19	19
Transaction and integration costs	—	—	2	2
Operating income (loss)	76	135	(20)	191
Equity in earnings (losses) of unconsolidated affiliates	2	(2)	—	—
Other income, net	2	4	11	17
Interest expense	(19)	(87)	(48)	(154)
Net Income (Loss)	$61	$50	$(57)	$54

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
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $18 million and $19 million for the three months ended June 30, 2024 and 2023, respectively. The Company incurred total expenses for these services of $37 million and $36 million for the six months ended June 30, 2024 and 2023, respectively. There was a balance of $8 million and $13 million due to RENOM as of June 30, 2024 and December 31, 2023, respectively.
Administrative Services Agreements by and between the Company and CEG
Various subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $6 million for each of the three months ended June 30, 2024 and 2023. The Company incurred expenses under these agreements of $12 million and $10 million for the six months ended June 30, 2024 and 2023, respectively. There was a balance of $3 million and $2 million due to CEG as of June 30, 2024 and December 31, 2023, respectively.
CEG Master Services Agreement
The Company is a party to the CEG Master Services Agreement, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, cybersecurity, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. The Company incurred net expenses under these agreements of $2 million for each of the three months ended June 30, 2024 and 2023. The Company incurred net expenses under these agreements of $3 million for each of the six months ended June 30, 2024 and 2023.
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
As you read this discussion and analysis, refer to the Company’s consolidated financial statements to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2024 and 2023. Also refer to the Company’s 2023 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition.
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
The Company is one of the largest renewable energy owners in the U.S. with approximately 6,500 net MW of installed wind, solar and battery energy storage system, or BESS, facilities. The Company’s approximately 9,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to increase distributions to its unit holders. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 10 years as of June 30, 2024 based on CAFD.
As of June 30, 2024, the Company’s operating assets are comprised of the following facilities:

Facilities	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Expiration
Conventional
Carlsbad	100%	527	San Diego Gas & Electric	2038
El Segundo	100%	550	SCE	2026 - 2027
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Various	2026 - 2030
Walnut Creek	100%	502	Various	2026-2027
Total Conventional		2,489
Utility Scale Solar
Agua Caliente	51%	148	PG&E	2039
Alpine	100%	66	PG&E	2033
Arica (b)	40%	105	Various	2039
Avenal	50%	23	PG&E	2031
Avra Valley	100%	27	Tucson Electric Power	2032
Blythe	100%	21	SCE	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	150	City of Georgetown, TX	2043
CVSR	100%	250	PG&E	2038
Daggett 2 (b)	25%	46	Various	2038
Daggett 3 (b)	25%	75	Various	2033 - 2038
Desert Sunlight 250	25%	63	SCE	2034
Desert Sunlight 300	25%	75	PG&E	2039
Kansas South	100%	20	PG&E	2033
Mililani I (b)	50%	20	Hawaiian Electric Company	2042
Oahu Solar (b)	100%	61	Hawaiian Electric Company	2041
Roadrunner	100%	20	El Paso Electric	2031
Rosamond Central (b)	50%	96	Various	2035 - 2047
TA High Desert	100%	20	SCE	2033

Facilities	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Expiration
Texas Solar Nova 1 (b)	50%	126	Verizon	2042
Texas Solar Nova 2 (b)	50%	100	Verizon	2042
Utah Solar Portfolio	100%	530	PacifiCorp	2036
Victory Pass (b)	40%	80	Various	2039
Waiawa (b)	50%	18	Hawaiian Electric Company	2043
Total Utility Scale Solar		2,166
BESS
Arica (b)	40%	54	Various	2039
Daggett 2 (b)	25%	33	Various	2038
Daggett 3 (b)	25%	37	Various	2033 - 2038
Mililani I (b)	50%	20	Hawaiian Electric Company	2042
Rosamond Central (b)	50%	74	SCE	2039
Victory Pass (b)	40%	20	Various	2039
Waiawa (b)	50%	18	Hawaiian Electric Company	2043
Total BESS		256
Distributed Solar
DGPV Funds (b)	100%	286	Various	2030 - 2044
Solar Power Partners (SPP)	100%	25	Various	2026 - 2037
Other DG Facilities	100%	21	Various	2025 - 2039
Total Distributed Solar		332
Wind
Alta I	100%	150	SCE	2035
Alta II	100%	150	SCE	2035
Alta III	100%	150	SCE	2035
Alta IV	100%	102	SCE	2035
Alta V	100%	168	SCE	2035
Alta X	100%	137	SCE	2038
Alta XI	100%	90	SCE	2038
Black Rock (b)	50%	58	Toyota and AEP	2036
Broken Bow	100%	80	Nebraska Public Power District	2032
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Cedar Creek (b)	100%	160	PacifiCorp	2049
Cedro Hill	100%	150	CPS Energy	2030
Crofton Bluffs	100%	42	Nebraska Public Power District	2032
Elbow Creek (b)	100%	122	Various	2029
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2025
Goat Wind	100%	150	Dow Pipeline Company	2025
Langford (b)	100%	160	Goldman Sachs	2033
Laredo Ridge	100%	81	Nebraska Public Power District	2031
Lookout	100%	38	Southern Maryland Electric Cooperative	2030
Mesquite Sky (b)	50%	170	Various	2033 - 2036
Mesquite Star (b)	50%	210	Various	2032 - 2035
Mountain Wind 1	100%	61	PacifiCorp	2033
Mountain Wind 2	100%	80	PacifiCorp	2033
Mt. Storm	100%	264	Citigroup	2031
Ocotillo	100%	55	N/A

Facilities	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Expiration
Pinnacle (b)	100%	54	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (c)	100%	160	Avista Corporation	2040
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	Southwestern Public Service Company	2027
Total Wind		3,797
Total net generation capacity		9,040

(a) Net capacity represents the maximum, or rated, generating or storage capacity of the facility multiplied by the Company’s percentage ownership in the facility as of June 30, 2024.
(b) Facilities are part of tax equity arrangements, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
(c) Rattlesnake has a deliverable capacity of 144 MW.

Significant Events
Drop Down Transactions
•On June 27, 2024, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to acquire the Class A membership interests in Luna Valley, a 200 MW solar facility currently under construction in Fresno County, California, and Daggett 1, a 114 MW BESS facility currently under construction in San Bernardino, California, for $143 million in cash consideration, subject to closing adjustments. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the second half of 2025.
•On May 7, 2024, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to acquire the Class A membership interests in Rosamond South I, a 140 MW solar facility that will be paired with a 117 MW BESS facility currently under construction in Rosamond, California, for $21 million in cash consideration, subject to closing adjustments. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the first half of 2025.
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
•On April 16, 2024, the Company, through its indirect subsidiary, Cedar Creek Wind Holdco LLC, acquired Cedar Creek Holdco LLC, the indirect owner of Cedar Creek, a 160 MW wind facility that is located in Bingham County, Idaho, from Clearway Renew for cash consideration of $117 million. Cedar Creek Holdco LLC consolidates as primary beneficiary, Cedar Creek TE Holdco LLC, a tax equity fund that owns the Cedar Creek wind facility. See Note 3, Acquisitions, for further discussion of the transaction.
•On March 15, 2024, the Company, through its indirect subsidiary, TSN1 TE Holdco LLC, acquired Texas Solar Nova 2, a 200 MW solar facility that is located in Kent County, Texas, from Clearway Renew for cash consideration of $112 million, $17 million of which was funded by the Company with the remaining $95 million funded through a contribution from the cash equity investor in Lighthouse Renewable Holdco 2 LLC, which is a partnership. Lighthouse Renewable Holdco 2 LLC indirectly consolidates as primary beneficiary, TSN1 TE Holdco LLC, a tax equity fund that owns Texas Solar Nova 1 and Texas Solar Nova 2. See Note 3, Acquisitions, for further discussion of the transaction.
RA Agreements
•On May 6, 2024, the Company contracted with a load serving entity to sell approximately 97 MW of Walnut Creek’s RA commencing in January 2027 and ending in December 2027. Walnut Creek is contracted for 100% of its capacity through 2026 and is now contracted for approximately 20% of its capacity through 2027.
•On March 28, 2024, the Company contracted with a load serving entity to sell approximately 90 MW of Marsh Landing’s RA commencing in September 2026 and ending in December 2030. On July 31, 2024, the Company contracted with an additional load serving entity to sell approximately 195 MW of Marsh Landing’s RA commencing in October 2026 and ending in December 2028. Marsh Landing is now contracted for approximately 99% of its capacity through 2027 and approximately 49% of its capacity through 2028.
Facility-level Financing Activities
•In connection with the 2024 Drop Downs of Texas Solar Nova 2 and Cedar Creek, the Company assumed non-recourse facility-level debt. See Note 7, Long-term Debt, for further discussion of the non-recourse facility-level debt associated with each facility.
•On July 25, 2024, the Company, through its indirect subsidiary, Natural Gas Holdco, entered into a financing agreement that provides for a $200 million letter of credit facility, which will be utilized to support the collateral needs of the Company’s merchant conventional facilities and will free up capacity on the Company’s corporate revolving credit facility. See Note 7, Long-term Debt, for further discussion of the letter of credit facility.

•On June 13, 2024, when the Rosamond Central BESS facility reached substantial completion, the Company paid $279 million to Clearway Renew as additional purchase price to complete its acquisition of the facility, which occurred on December 1, 2023. The additional purchase price consisted of $64 million that was funded by the Company from existing sources of liquidity and $215 million funded through contributions from third-party investors. Clearway Renew utilized the proceeds to repay the loan that was previously issued to its consolidated subsidiary by Rosie Class B LLC and to redeem Rosie Class B LLC’s entire equity investment in Rosie Central BESS. The Company utilized proceeds from Clearway Renew, along with $39 million held previously in escrow and $56 million of the Company’s additional purchase price contributed back by CEG, to repay the tax equity bridge loan, to make a distribution to the cash equity investor, to fund construction completion reserves and to pay associated fees. See Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities, and Note 7, Long-term Debt, for further discussion of the transactions.
•On June 11, 2024, NIMH Solar LLC refinanced its amended and restated credit agreement, which was scheduled to mature in September 2024, resulting in the issuance of a $137 million term loan facility, as well as $17 million in letters of credit in support of debt service and facility obligations. The Company utilized the proceeds from the term loan and existing sources of liquidity to pay off the existing debt. See Note 7, Long-term Debt, for further discussion of the refinanced credit agreement.
•On May 1, 2024, when the Victory Pass and Arica solar and BESS facilities reached substantial completion, the Company paid $165 million to Clearway Renew as additional purchase price, in connection with the Company’s acquisition of the Class A membership interests in VP-Arica TargetCo LLC on October 31, 2023. Also on May 1, 2024, the cash equity investor contributed an additional $347 million, the tax equity investor contributed an additional $410 million and CEG contributed $52 million, which were utilized, along with $103 million held previously in escrow, to repay the cash equity bridge loan, to repay the tax equity bridge loan, to fund construction completion reserves and to pay associated fees. See Note 7, Long-term Debt, for further discussion of the transactions.
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

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended June 30,			Six months ended June 30,
(In millions)	2024	2023	Change	2024	2023	Change
Operating Revenues
Energy and capacity revenues	$424	$379	$45	$739	$683	$56
Other revenues	30	48	(18)	46	60	(14)
Contract amortization	(46)	(47)	1	(92)	(94)	2
Mark-to-market for economic hedges	(42)	26	(68)	(64)	45	(109)
Total operating revenues	366	406	(40)	629	694	(65)
Operating Costs and Expenses
Cost of fuels	2	16	(14)	16	16	—
Operations and maintenance	86	76	10	169	159	10
Mark-to-market for economic hedges	1	—	1	3	—	3
Other costs of operations	28	26	2	55	51	4
Depreciation, amortization and accretion	153	128	25	307	256	51
General and administrative	8	9	(1)	19	19	—
Transaction and integration costs	3	2	1	4	2	2
Total operating costs and expenses	281	257	24	573	503	70
Operating Income	85	149	(64)	56	191	(135)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	8	3	5	20	—	20
Other income, net	12	9	3	28	17	11
Loss on debt extinguishment	(2)	—	(2)	(3)	—	(3)
Derivative interest income	1	22	(21)	24	1	23
Other interest expense	(89)	(77)	(12)	(169)	(155)	(14)
Total other expense, net	(70)	(43)	(27)	(100)	(137)	37
Net Income (Loss)	15	106	(91)	(44)	54	(98)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(92)	—	(92)	(125)	(30)	(95)
Net Income Attributable to Clearway Energy LLC	$107	$106	$1	$81	$84	$(3)

	Three months ended June 30,		Six months ended June 30,
Business metrics:	2024	2023	2024	2023
Solar MWh generated/sold (in thousands) (a)	2,613	1,544	4,056	2,410
Wind MWh generated/sold (in thousands) (a)	2,947	2,433	5,466	5,177
Renewables MWh generated/sold (in thousands) (a)	5,560	3,977	9,522	7,587
Solar weighted-average capacity factor (b)	36.1%	34.4%	28.6%	27.2%
Wind weighted-average capacity factor (c)	34.8%	29.0%	32.9%	31.3%
Conventional MWh generated (in thousands)	75	139	250	227
Conventional equivalent availability factor	97.1%	90.1%	91.7%	82.3%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) Typical average capacity factors for solar facilities is 25%. The weighted-average capacity factors can vary based on seasonality and weather.
(c) Typical average capacity factors for wind facilities is 25-45%. The weighted-average capacity factors can vary based on seasonality and weather.

Management’s Discussion of the Results of Operations for the Three Months Ended June 30, 2024 and 2023
Operating Revenues
Operating revenues decreased by $40 million during the three months ended June 30, 2024, compared to the same period in 2023, due to a combination of the drivers summarized in the table below:

		(In millions)
Conventional Segment	Decrease primarily driven by lower prices for capacity revenue due to the expiration of PPAs and commencement of RA capacity revenue at the Walnut Creek and Marsh Landing facilities during the second quarter of 2023 and the El Segundo facility during the third quarter of 2023.	$(28)
	Decrease driven by the sales-type lease revenue recognition of the Marsh Landing Black Start addition recognized in the second quarter of 2023.	(21)
	Increase primarily driven by higher energy revenue due to the commencement of merchant operations following the expiration of PPAs at the Walnut Creek, Marsh Landing and El Segundo facilities during 2023.	7
Renewables Segment	Increase primarily driven by the Daggett 2, Daggett 3, Victory Pass and Arica solar and BESS acquisitions, which reached commercial operations in December 2023, July 2023, March 2024 and April 2024, respectively, and the acquisition of Texas Solar Nova 1 and Texas Solar Nova 2 in December 2023 and March 2024, respectively.	38
	Increase primarily driven by higher wind production at the Alta wind facilities.	26
	Increase driven by the acquisition of the Cedar Creek wind facility in April 2024.	5
Contract amortization	Driven by the Walnut Creek PPA, which was fully amortized during the second quarter of 2023.	1
Mark-to-market economic hedging activities	Decrease driven by increases in forward power prices in the ERCOT and PJM markets.	(63)
	Decrease due to heat rate call option contracts entered into by El Segundo, Marsh Landing and Walnut Creek during the fourth quarter of 2023.	(5)
		$(40)
Cost of Fuels
Cost of fuels decreased by $14 million during the three months ended June 30, 2024, compared to the same period in 2023, primarily due to the associated costs of the sales-type lease recognition of the Marsh Landing Black Start addition during the second quarter of 2023.
Operations and Maintenance
Operations and maintenance expense increased by $10 million during the three months ended June 30, 2024, compared to the same period in 2023, primarily due to solar and BESS acquisitions.
Interest Expense
Interest expense increased by $33 million during the three months ended June 30, 2024, compared to the same period in 2023, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps due to changes in interest rates	$21
Increase in interest expense due to an increase in principal balances for the Renewables segment primarily due to solar and BESS acquisitions	13
Other	(1)
$33

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the three months ended June 30, 2024, the Company had a net loss of $92 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to VP-Arica TE Holdco LLC HLBV losses)	$(153)
Income attributable to third-party partnerships (primarily due to VP-Arica TE Holdco LLC HLBV losses)	61
$(92)
For the three months ended June 30, 2023, net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was comprised of the following:

(In millions)
Income attributable to third-party partnerships	$11
Losses attributable to tax equity financing arrangements and the application of the HLBV method	(11)
$—

Management’s Discussion of the Results of Operations for the Six Months Ended June 30, 2024 and 2023
Operating Revenues
Operating revenues decreased by $65 million during the six months ended June 30, 2024, compared to the same period in 2023, due to a combination of the drivers summarized in the table below:

		(In millions)
Conventional Segment	Decrease primarily driven by lower prices for capacity revenue due to the expiration of PPAs and commencement of RA capacity revenue at the Walnut Creek and Marsh Landing facilities during the second quarter of 2023 and the El Segundo facility during the third quarter of 2023.	$(66)
	Decrease driven by the sales-type lease revenue recognition of the Marsh Landing Black Start addition during the second quarter of 2023.	(21)
	Increase primarily driven by higher energy revenue due to the commencement of merchant operations following the expiration of PPAs at the Walnut Creek, Marsh Landing and El Segundo facilities during 2023.	31
Renewables Segment	Increase driven by the Daggett 2, Daggett 3, Victory Pass and Arica solar and BESS acquisitions, which reached commercial operations in December 2023, July 2023, March 2024 and April 2024, respectively, and the acquisition of Texas Solar Nova 1 and Texas Solar Nova 2 in December 2023 and March 2024, respectively.	54
	Increase primarily driven by higher wind production at the Alta wind facilities.	39
	Increase driven by the acquisition of the Cedar Creek wind facility in April 2024.	5
Contract amortization	Driven by the Walnut Creek PPA, which was fully amortized during the second quarter of 2023.	2
Mark-to-market economic hedging activities	Decrease driven by increases in forward power prices in the ERCOT and PJM markets.	(117)
	Increase due to heat rate call option contracts entered into by El Segundo, Marsh Landing and Walnut Creek during the fourth quarter of 2023.	8
		$(65)
Operations and Maintenance
Operations and maintenance expense increased by $10 million during the six months ended June 30, 2024, compared to the same period in 2023, primarily due to solar and BESS acquisitions.
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion increased $51 million during the six months ended June 30, 2024, compared to the same period in 2023, primarily due to the acquisitions of the Daggett 2, Daggett 3, Victory Pass and Arica solar and BESS facilities, as well as Texas Solar Nova 1 and Texas Solar Nova 2.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $20 million during six months ended June 30, 2024, compared to the same period in 2023, due to changes in the fair value of interest rate swaps, lower depreciation expense and higher wind production.
Interest Expense
Interest expense decreased by $9 million during the six months ended June 30, 2024, compared to the same period in 2023, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps due to changes in interest rates	$(23)
Increase in interest expense due to an increase in principal balances for the Renewables segment primarily due to solar and BESS acquisitions	16
Other	(2)
$(9)

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the six months ended June 30, 2024, the Company had a net loss of $125 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to VP-Arica TE Holdco LLC, Daggett TE Holdco LLC and Daggett 2 TE Holdco LLC HLBV losses)	$(195)
Income attributable to third-party partnerships (primarily due to VP-Arica TE Holdco LLC, Daggett TE Holdco LLC and Daggett 2 TE Holdco LLC HLBV losses)	70
$(125)
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
Current Liquidity Position
As of June 30, 2024 and December 31, 2023, the Company’s liquidity was approximately $1.07 billion and $1.51 billion, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

(In millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents:
Clearway Energy LLC, excluding subsidiaries	$35	$410
Subsidiaries	191	125
Restricted cash:
Operating accounts	169	176
Reserves, including debt service, distributions, performance obligations and other reserves	175	340
Total cash, cash equivalents and restricted cash	570	1,051
Revolving credit facility availability	495	454
Total liquidity	$1,065	$1,505
The Company’s liquidity includes $344 million and $516 million of restricted cash balances as of June 30, 2024 and December 31, 2023, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s facilities that are restricted in their use. As of June 30, 2024, these restricted funds were comprised of $169 million designated to fund operating expenses, approximately $42 million designated for current debt service payments and $89 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $44 million is held in distribution reserve accounts.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of June 30, 2024, the Company had no outstanding borrowings under the revolving credit facility and $205 million in letters of credit outstanding. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
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
Credit Ratings
Credit rating agencies rate a firm’s public debt securities. These ratings are utilized by the debt markets in evaluating a firm’s credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Company’s ability to pay principal, interest and preferred dividends. Rating agencies evaluate a firm’s industry, cash flow, leverage, liquidity and hedge profile, among other factors, in their credit analysis of a firm’s credit risk. As of June 30, 2024, the Company’s 2028 Senior Notes, 2031 Senior Notes and 2032 Senior Notes were rated BB by S&P and Ba2 by Moody’s.

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
Natural Gas Holdco LC Facility
On July 25, 2024, the Company, through its indirect subsidiary, Natural Gas Holdco, entered into a financing agreement that provides for a $200 million letter of credit facility, which will be utilized to support the collateral needs of the Company’s merchant conventional facilities and will free up capacity on the Company’s corporate revolving credit facility. The letter of credit facility has an initial term of three years and the option for two additional one-year extensions.
Uses of Liquidity
The Company’s requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 7, Long-term Debt; (ii) capital expenditures; (iii) off-balance sheet arrangements; (iv) acquisitions and investments, as described more fully in Note 3, Acquisitions and Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities; and (v) distributions.
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
For the six months ended June 30, 2024, the Company used approximately $202 million to fund capital expenditures, including growth expenditures of $198 million, primarily in the Renewables segment, funded through construction-related financing. Growth capital expenditures included $103 million incurred in connection with the Victory Pass and Arica solar and BESS facilities, $37 million incurred in connection with the Rosamond Central BESS facility, $18 million incurred in connection with the Texas Solar Nova 1 and Texas Solar Nova 2 facilities, $14 million incurred in connection with the Daggett 2 solar and BESS facility, $11 million incurred in connection with the repowering of the Cedro Hill wind facility, $8 million incurred in connection with the Daggett 3 solar and BESS facility and $7 million incurred by other facilities. In addition, the Company incurred $4 million in maintenance capital expenditures.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2024, the Company has several investments with an ownership interest percentage of 50% or less. GenConn is a VIE for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $295 million as of June 30, 2024. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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
Rosamond Central BESS Drop Down and Financing Activities — On June 13, 2024, when the Rosamond Central BESS facility reached substantial completion, the Company paid $279 million to Clearway Renew as additional purchase price to complete its acquisition of the facility, which occurred on December 1, 2023. The additional purchase price consisted of $64 million that was funded by the Company from existing sources of liquidity and $215 million funded through contributions from third-party investors. Including the additional purchase price, the Company’s total purchase price was $349 million, $80 million of which was funded by the Company with the remaining $269 million funded through contributions from third-party investors. Clearway Renew utilized the additional proceeds to repay the balance of $184 million on the loan previously issued to its consolidated subsidiary by Rosie Class B LLC and to redeem Rosie Class B LLC’s entire equity investment in Rosie Central BESS of $28 million. The Company utilized proceeds from Clearway Renew, along with $39 million held previously in escrow and $56 million of the Company’s additional purchase price that was contributed back by CEG, to repay the tax equity bridge loan, to make a distribution to the cash equity investor, to fund construction completion reserves and to pay associated fees. Additionally, on June 13, 2024, the outstanding construction loans were converted to a term loan.
Victory Pass and Arica Drop Down — On May 1, 2024, when the Victory Pass and Arica solar and BESS facilities reached substantial completion, the Company paid $165 million to Clearway Renew as additional purchase price, in connection with the Company’s acquisition of the Class A membership interests in VP-Arica TargetCo LLC on October 31, 2023, which was funded with existing sources of liquidity. Also on May 1, 2024, the cash equity investor contributed an additional $347 million, the tax equity investor contributed an additional $410 million and CEG contributed $52 million, which were utilized, along with $103 million held previously in escrow, to repay the cash equity bridge loan, to repay the tax equity bridge loan, to fund construction completion reserves and to pay associated fees. Prior to the repayment of the tax equity bridge loan, the Company borrowed an additional $62 million during 2024.
Cedar Creek Drop Down — On April 16, 2024, the Company, through its indirect subsidiary, Cedar Creek Wind Holdco LLC, acquired Cedar Creek Holdco LLC, the indirect owner of Cedar Creek, a 160 MW wind facility that is located in Bingham County, Idaho, from Clearway Renew for cash consideration of $117 million. Cedar Creek Holdco LLC consolidates as primary beneficiary, Cedar Creek TE Holdco LLC, a tax equity fund that owns the Cedar Creek wind facility. Cedar Creek has a 25-year PPA with an investment-grade utility that commenced in March 2024. The acquisition was funded with existing sources of liquidity. Additionally, the Company assumed the facility’s financing agreement, which included a construction loan that converted to a term loan at acquisition date along with a cash equity bridge loan and tax equity bridge loan that were both repaid at acquisition date.
Texas Solar Nova 2 Drop Down — On March 15, 2024, the Company, through its indirect subsidiary, TSN1 TE Holdco LLC, acquired Texas Solar Nova 2, a 200 MW solar facility that is located in Kent County, Texas, from Clearway Renew for cash consideration of $112 million, $17 million of which was funded by the Company with the remaining $95 million funded through a contribution from the cash equity investor in Lighthouse Renewable Holdco 2 LLC, which is a partnership. Lighthouse Renewable Holdco 2 LLC indirectly consolidates as primary beneficiary, TSN1 TE Holdco LLC, a tax equity fund that owns Texas Solar Nova 1 and Texas Solar Nova 2. Texas Solar Nova 2 has an 18-year PPA with an investment-grade counterparty that commenced in February 2024. The Company’s portion of the purchase price was funded with existing sources of liquidity. Additionally, the Company assumed the facility’s financing agreement, which included a tax equity bridge loan that was repaid at acquisition date and a term loan.
Cash Distributions to Clearway, Inc. and CEG
The Company intends to distribute to its unit holders in the form of a quarterly distribution all of the CAFD it generates each quarter less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the Company’s assets. Distributions on the Company’s units are subject to available capital, market conditions and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash distributions will continue to be paid in the foreseeable future.

The following table lists the distributions paid on the Company’s Class A, B, C and D units during the six months ended June 30, 2024:

	Second Quarter 2024	First Quarter 2024
Distributions per Class A, B, C and D unit	$0.4102	$0.4033
On August 1, 2024, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.4171 per unit payable on September 16, 2024 to unit holders of record as of September 3, 2024.

Cash Flow Discussion
The following tables reflect the changes in cash flows for the comparative periods:

	Six months ended June 30,
	2024	2023	Change
	(In millions)
Net cash provided by operating activities	$279	$235	$44
Net cash used in investing activities	(647)	(116)	(531)
Net cash used in financing activities	(113)	(197)	84
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income after adjusting for non-cash items	$34
Increase from changes in working capital primarily driven by the timing of accounts receivable collections and payments of accounts payable	6
Increase in distributions from unconsolidated affiliates	4
$44
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Increase in cash paid for Drop Down Assets, net of cash acquired	$(664)
Increase in capital expenditures	(93)
Decrease in note receivable – affiliate in 2024	184
Increase in the return of investment from unconsolidated affiliates	25
Decrease in investments in unconsolidated affiliates	10
Other	7
$(531)
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Increase in contributions from noncontrolling interests and CEG, net of distributions	$1,124
Decrease in tax-related distributions	44
Decrease in payments of debt issuance costs	4
Increase in payments for long-term debt, net of an increase in proceeds from issuance of long-term debt	(1,078)
Increase in distributions paid to unit holders	(11)
Other	1
$84

Fair Value of Derivative Instruments
The Company may enter into energy-related commodity contracts to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2024, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2024. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2023	$(209)
Contracts realized or otherwise settled during the period	(16)
Changes in fair value	(2)
Fair value of contracts as of June 30, 2024	$(227)

	Fair value of contracts as of June 30, 2024
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$47	$35	$74	$7	$163
Level 3	(55)	(117)	(102)	(116)	(390)
Total	$(8)	$(82)	$(28)	$(109)	$(227)
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the long-term power commodity contracts would cause a change of approximately $6 million to the net value of the related derivatives as of June 30, 2024.
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
If all of the interest rate swaps had been discontinued on June 30, 2024, the counterparties would have owed the Company $166 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2024, a change of 1%, or 100 basis points, in interest rates would result in an approximately $1 million change in market interest expense on a rolling twelve-month basis.
As of June 30, 2024, the fair value of the Company’s debt was $6.70 billion and the carrying value was $7.27 billion. The Company estimates that a decrease of 1%, or 100 basis points, in market interest rates would have increased the fair value of its long-term debt by approximately $321 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1	Second Amended and Restated Master Services Agreement, dated as of April 30, 2024, by and among Clearway Energy Group LLC, Clearway Energy, Inc., Clearway Energy LLC and Clearway Energy Operating LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2024.
10.2	Separation Agreement and General Release, dated as of April 30, 2024, by and between Clearway Energy, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2024.
10.3
Amended and Restated Employment Agreement, dated as of April 30, 2024, by and between Clearway Energy Group LLC, Clearway Energy, Inc., GIP III Zephyr Management Partners, L.P., GIP III Zephyr Midco Holdings, L.P. and Craig Cornelius.
Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2024.
10.4†*	Membership Interest Purchase Agreement, dated as of June 27, 2024, by and between D1-LV CE Seller LLC and LV-Daggett Parent Holdco LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2024.
10.5	Consulting Agreement, dated as of June 20, 2024, by and between Clearway Energy, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 30, 2024.
31.1	Rule 13a-14(a)/15d-14(a) certification of Craig Cornelius.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.
† Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.
* Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information (i) is not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY LLC (Registrant)

/s/ CRAIG CORNELIUS
Craig Cornelius
President and Chief Executive Officer (Principal Executive Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: August 1, 2024	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)