Form 10-Q
period 2025-09-30
Clearway Energy LLC
filed 2025-11-05
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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
Yes ☐       No ☒
As of October 30, 2025, there were 34,613,853 Class A units outstanding, 42,738,750 Class B units outstanding, 84,844,929 Class C units outstanding, and 41,576,142 Class D units outstanding. There is no public market for the registrant's outstanding units.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2024 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.
2028 Senior Notes	$850 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.75% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.75% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ATM Program	At-The-Market Equity Offering Program
BESS	Battery energy storage system
BlackRock	BlackRock, Inc., a publicly-traded global investment management firm
CAFD	A non-GAAP measure, Cash Available for Distribution is defined as of September 30, 2025 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments and adjusted for development expenses
Catalina	109 MW solar facility located in Kern County, California that the Company leases and operates
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Amended and Restated Master Services Agreement and Payroll Sharing Agreement, effective as of January 1, 2025, among the Company, Clearway, Inc., Clearway Energy Finance Inc., Clearway Energy Operating LLC and CEG
Clearway, Inc.	Clearway Energy, Inc., the holder of the Company’s Class A and Class C units
Clearway Energy Group LLC	The holder of all shares of Clearway, Inc.’s Class B and Class D common stock and the Company’s Class B and Class D units and, from time to time, possibly shares of Clearway, Inc.’s Class A and/or Class C common stock. Clearway Energy Group LLC is a leading developer of renewable energy, energy storage and power infrastructure in the U.S.
Clearway Energy Operating LLC	The holder of facilities that are owned by the Company
Clearway Renew	Clearway Renew LLC, a subsidiary of CEG, and its wholly-owned subsidiaries
Company	Clearway Energy LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
Daggett 1 Class B	Daggett 1 Class B Member LLC, the indirect owner of Daggett 1
Dan’s Mountain TargetCo	Dan’s Mountain TargetCo LLC, a partnership and the indirect owner of Dan’s Mountain
Distributed Solar	Solar power facilities, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
DRIP	Dividend Reinvestment Plan
Drop Down Assets	Assets under common control acquired by the Company from CEG
DSPP	Direct Stock Purchase Plan
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board
Flexible Generation	Formerly the Conventional Generation segment
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIM	Global Infrastructure Management, LLC, the manager of GIP and an indirect subsidiary of BlackRock
GIP	Global Infrastructure Partners, an infrastructure fund manager managed by GIM that makes equity and debt investments in infrastructure assets and businesses. GIM is an indirect subsidiary of BlackRock.
GW	Gigawatt
HLBV	Hypothetical Liquidation at Book Value
Honeycomb Portfolio	Four BESS facilities under construction in Beaver County and Iron County, Utah representing 320 MW of capacity, which includes Enterprise, Escalante I, Granite Mountain East and Iron Springs that are co-located with the respective solar facilities
ISO	Independent System Operator, also referred to as an RTO
Luna Valley Class B	Luna Valley Class B Member LLC, the indirect owner of Luna Valley
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
Net Exposure	Counterparty credit exposure to Clearway Energy LLC, net of collateral
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
Pine Forest TargetCo	Pine Forest CE TargetCo LLC, a partnership and the indirect owner of Pine Forest
Pine Forest TE Class A	Pine Forest TE Class A Owner LLC, a consolidated subsidiary of Clearway Energy Finance Inc. and an indirect subsidiary of Clearway, Inc.
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
RA	Resource adequacy
Renewables & Storage	Formerly the Renewables segment
RENOM	Clearway Renewable Operation & Maintenance LLC, a wholly-owned subsidiary of CEG
Rosie South TargetCo	Rosie South TargetCo LLC, a partnership and the indirect owner of Rosamond South I
RTO	Regional Transmission Organization
SCE	Southern California Edison
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
TotalEnergies	TotalEnergies SE, a global multi-energy company
U.S.	United States of America
Utility Scale Solar	Solar power facilities, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Operating Revenues
Total operating revenues	$429	$486	$1,119	$1,115
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	128	135	380	378
Depreciation, amortization and accretion	176	164	502	471
General and administrative	10	9	30	28
Transaction and integration costs	3	—	8	4
Total operating costs and expenses	317	308	920	881
Operating Income	112	178	199	234
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	15	13	27	33
Other income, net	7	8	22	36
Loss on debt extinguishment	(7)	—	(7)	(3)
Interest expense	(98)	(139)	(297)	(284)
Total other expense, net	(83)	(118)	(255)	(218)
Net Income (Loss)	29	60	(56)	16
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(322)	(58)	(483)	(183)
Net Income Attributable to Clearway Energy LLC	$351	$118	$427	$199
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Net Income (Loss)	$29	$60	$(56)	$16
Other Comprehensive Loss
Unrealized loss on derivatives and changes in accumulated OCI/OCL	(5)	(15)	(28)	(15)
Other comprehensive loss	(5)	(15)	(28)	(15)
Comprehensive Income (Loss)	24	45	(84)	1
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(322)	(63)	(486)	(185)
Comprehensive Income Attributable to Clearway Energy LLC	$346	$108	$402	$186
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$251	$332
Restricted cash	390	401
Accounts receivable — trade	238	164
Inventory	71	64
Derivative instruments	22	39
Prepayments and other current assets	77	58
Total current assets	1,049	1,058
Property, plant and equipment, net	11,296	9,944
Other Assets
Equity investments in affiliates	301	309
Intangible assets for power purchase agreements, net	2,343	2,125
Other intangible assets, net	65	68
Derivative instruments	113	136
Right-of-use assets, net	711	547
Other non-current assets	152	133
Total other assets	3,685	3,318
Total Assets	$16,030	$14,320
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current portion of long-term debt — external	$342	$430
Current portion of long-term debt — affiliate	3	—
Accounts payable — trade	152	82
Accounts payable — affiliates	31	35
Derivative instruments	55	56
Accrued interest expense	36	53
Accrued expenses and other current liabilities	72	66
Total current liabilities	691	722
Other Liabilities
Long-term debt — external	8,084	6,750
Deferred income taxes	3	3
Derivative instruments	319	315
Long-term lease liabilities	792	569
Other non-current liabilities	370	320
Total other liabilities	9,568	7,957
Total Liabilities	10,259	8,679
Redeemable noncontrolling interest in subsidiaries	74	—
Commitments and Contingencies
Members’ Equity
Contributed capital	531	911
Retained earnings	1,039	894
Accumulated other comprehensive (loss) income	(29)	7
Noncontrolling interest	4,156	3,829
Total Members’ Equity	5,697	5,641
Total Liabilities and Members’ Equity	$16,030	$14,320
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2025	2024
Cash Flows from Operating Activities
Net (Loss) Income	$(56)	$16
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(27)	(33)
Distributions from unconsolidated affiliates	19	21
Depreciation, amortization and accretion	502	471
Amortization of financing costs and debt discounts	11	10
Amortization of intangibles	137	137
Loss on debt extinguishment	7	3
Reduction in carrying amount of right-of-use assets	12	11
Changes in derivative instruments and amortization of accumulated OCI/OCL	4	34
Changes in other working capital	(100)	(90)
Net Cash Provided by Operating Activities	509	580
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(324)	—
Acquisition of Drop Down Assets, net of cash acquired	(219)	(671)
Capital expenditures	(213)	(237)
Return of investment from unconsolidated affiliates	14	38
Decrease in note receivable — affiliate	—	184
Other	3	12
Net Cash Used in Investing Activities	(739)	(674)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	709	1,183
Contributions from Clearway, Inc.	8	—
Contributions from CEG, net of distributions	25	202
Payments of distributions	(266)	(249)
Pro-rata distributions to Clearway, Inc. and CEG	(16)	—
Buyout of noncontrolling interest	(3)	—
Tax-related distributions	—	(1)
Proceeds from the revolving credit facility	480	—
Payments for the revolving credit facility	(75)	—
Proceeds from the issuance of long-term debt — external	472	255
Proceeds from the issuance of long-term debt — affiliate	5	—
Payments of debt issuance costs	(7)	(7)
Payments for long-term debt — external	(1,191)	(1,664)
Payments for long-term debt — affiliate	(2)	(1)
Other	(1)	(1)
Net Cash Provided by (Used in) Financing Activities	138	(283)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(92)	(377)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	733	1,051
Cash, Cash Equivalents and Restricted Cash at End of Period	$641	$674
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
For the Nine Months Ended September 30, 2025
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Members’ Equity
Balances at December 31, 2024	$911	$894	$7	$3,829	$5,641
Net income (loss)	—	7	—	(111)	(104)
Unrealized loss on derivatives and changes in accumulated OCI	—	—	(4)	(2)	(6)
Distributions to CEG, net of contributions, cash	(2)	—	—	—	(2)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	51	51
Distributions to noncontrolling interests, non-cash	—	—	—	(4)	(4)
Transfers of assets under common control	(97)	—	(2)	88	(11)
Distributions paid to Clearway, Inc.	—	(51)	—	—	(51)
Distributions paid to CEG Class B and Class D unit holders	—	(36)	—	—	(36)
Other	1	—	—	—	1
Balances at March 31, 2025	813	814	1	3,851	5,479
Net income (loss)	—	69	—	(37)	32
Unrealized loss on derivatives and changes in accumulated OCI	—	—	(16)	(1)	(17)
Contributions from CEG, net of distributions, cash	46	—	—	—	46
Contributions from Clearway, Inc., cash	—	—	—	8	8
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	238	238
Pro-rata distributions to Clearway, Inc. and CEG	—	(16)	—	—	(16)
Transfers of assets under common control	(190)	—	(9)	92	(107)
Distributions paid to Clearway, Inc.	—	(51)	—	—	(51)
Distributions paid to CEG Class B and Class D unit holders	—	(38)	—	—	(38)
Other	—	—	—	1	1
Balances at June 30, 2025	669	778	(24)	4,152	5,575
Net income (loss)	—	351	—	(137)	214
Unrealized loss on derivatives and changes in accumulated OCL	—	—	(5)	—	(5)
Contributions from CEG, net of distributions, cash	5	—	—	—	5
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	144	144
Transfer of assets under common control	(143)	—	—	—	(143)
Buyout of noncontrolling interest	—	—	—	(3)	(3)
Distributions paid to Clearway, Inc.	—	(53)	—	—	(53)
Distributions paid to CEG Class B and Class D unit holders	—	(37)	—	—	(37)
Balances at September 30, 2025	$531	$1,039	$(29)	$4,156	$5,697
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
The Company is one of the largest owners of clean energy generation assets in the U.S. The Company’s portfolio comprises approximately 12.7 GW of gross capacity in 27 states, including approximately 9.9 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing distributions. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets.
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
As of September 30, 2025, Clearway, Inc. owned 58.30% of the economic interests of the Company, with CEG owning 41.70% of the economic interests of the Company.

The following table represents a summarized structure of the Company as of September 30, 2025:

Global Infrastructure Partners [a]
TotalEnergies [a]
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2025, and results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2025 and 2024.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at subsidiary facilities was $223 million and $194 million as of September 30, 2025 and December 31, 2024, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2025	December 31, 2024
	(In millions)
Cash and cash equivalents	$251	$332
Restricted cash	390	401
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$641	$733
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s facilities that are restricted in their use. As of September 30, 2025, these restricted funds were comprised of $185 million designated to fund operating expenses, $79 million designated for current debt service payments and $84 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $42 million is held in distributions reserve accounts.
Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net:

	September 30, 2025	December 31, 2024
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$4,566	$4,086
Intangible Assets Accumulated Amortization	1,332	1,194
Distributions
The following table lists distributions paid on the Company's Class A, B, C and D units during the nine months ended September 30, 2025:

	Third Quarter 2025	Second Quarter 2025	First Quarter 2025
Distributions per Class A, B, C and D unit	$0.4456	$0.4384	$0.4312
In addition to the quarterly distributions, on June 10, 2025, the Company distributed an additional $16 million, $9 million of which was distributed to Clearway, Inc. related to its contribution through Pine Forest TE Class A Owner LLC, or Pine Forest TE Class A, an indirect subsidiary of Clearway, Inc., to acquire the Class A membership interests in Pine Forest TE HoldCo LLC, as further described in Note 3, Acquisitions and Dispositions, and $7 million of which was distributed to CEG, which represents CEG’s pro-rata share of the additional distributions.
On November 3, 2025, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.4528 per unit payable on December 15, 2025 to unit holders of record as of December 1, 2025.

Redeemable Noncontrolling Interests
To the extent that a third party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. The following table reflects the changes in the Company’s redeemable noncontrolling interest balance:

(In millions)
Balance at December 31, 2024	$—
Cash contributions from redeemable noncontrolling interests	276
Non-cash distributions to redeemable noncontrolling interests	(4)
Comprehensive loss attributable to redeemable noncontrolling interests	(198)
Balance at September 30, 2025	$74
Revenue Recognition
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category:

	Three months ended September 30, 2025
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$13	$350	$363
Capacity revenue (a)	69	25	94
Other revenues	3	23	26
Contract amortization	(5)	(45)	(50)
Mark-to-market for economic hedges	26	(30)	(4)
Total operating revenues	106	323	429
Less: Contract amortization	5	45	50
Less: Mark-to-market for economic hedges	(26)	30	4
Less: Lease revenue	(29)	(253)	(282)
Total revenue from contracts with customers	$56	$145	$201

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$1	$237	$238
Capacity revenue	28	16	44
Total	$29	$253	$282

	Three months ended September 30, 2024
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$35	$315	$350
Capacity revenue (a)	65	22	87
Other revenues	3	20	23
Contract amortization	(5)	(41)	(46)
Mark-to-market for economic hedges	4	68	72
Total operating revenues	102	384	486
Less: Contract amortization	5	41	46
Less: Mark-to-market for economic hedges	(4)	(68)	(72)
Less: Lease revenue	(27)	(247)	(274)
Total revenue from contracts with customers	$76	$110	$186

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$1	$234	$235
Capacity revenue	26	13	39
Total	$27	$247	$274

	Nine months ended September 30, 2025
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue(a)	$24	$925	$949
Capacity revenue(a)	201	68	269
Other revenues	5	63	68
Contract amortization	(14)	(125)	(139)
Mark-to-market for economic hedges	8	(36)	(28)
Total operating revenues	224	895	1,119
Less: Contract amortization	14	125	139
Less: Mark-to-market for economic hedges	(8)	36	28
Less: Lease revenue	(87)	(678)	(765)
Total revenue from contracts with customers	$143	$378	$521

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$2	$637	$639
Capacity revenue	85	41	126
Total	$87	$678	$765

	Nine months ended September 30, 2024
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$67	$870	$937
Capacity revenue (a)	195	44	239
Other revenues	6	63	69
Contract amortization	(14)	(124)	(138)
Mark-to-market for economic hedges	12	(4)	8
Total operating revenues	266	849	1,115
Less: Contract amortization	14	124	138
Less: Mark-to-market for economic hedges	(12)	4	(8)
Less: Lease revenue	(84)	(691)	(775)
Total revenue from contracts with customers	$184	$286	$470

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$2	$661	$663
Capacity revenue	82	30	112
Total	$84	$691	$775
Contract Balances
The following table reflects the contract assets included on the Company’s consolidated balance sheets:

	September 30, 2025	December 31, 2024
	(In millions)
Accounts receivable, net - Contracts with customers	$99	$75
Accounts receivable, net - Leases	139	89
Total accounts receivable, net	$238	$164
Recent Accounting Standards Not Yet Adopted
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendment clarifies when software costs should be capitalized and requires certain disclosures for all capitalized internal-use software costs. This guidance may be applied prospectively, retrospectively or on a modified retrospective basis and is effective for annual reporting periods in fiscal years beginning after December 15, 2027. The Company intends to early adopt ASU 2025-06 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on the Company’s financial statements.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendment expands the derivative scope exceptions and clarifies when an entity should apply the guidance in ASC 606, Revenue from Contracts with Customers, to contracts with share-based noncash consideration from a customer for the transfer of goods or services. This guidance may be applied either prospectively or on a modified retrospective basis and is effective for annual reporting periods in fiscal years beginning after December 15, 2026. The Company intends to early adopt ASU 2025-07 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on the Company’s financial statements.
Note 3 — Acquisitions and Dispositions
Acquisitions
The Company records the assets acquired and liabilities assumed at acquisition-date fair value, except in the case of acquisitions under common control by CEG, for which assets acquired and liabilities assumed are recorded at historical cost on the acquisition date, which, in certain circumstances, represent the acquired cost.

The fair value of property, plant and equipment for the Company’s third-party acquisition of Tuolumne was determined primarily based on an income method using discounted cash flows and validated using a cost approach based on the replacement cost of the assets less economic depreciation. This methodology was utilized as the forecasted cash flows incorporate specific attributes including age, useful life, equipment condition and technology. The fair value of intangible assets for power purchase agreements related to the Company’s third-party acquisitions of Tuolumne and Catalina were determined utilizing a variation of the income approach determined by discounting the replacement market price of the incremental cash flows associated with the contract to present value. Primary assumptions utilized included estimates of generation, contractual prices, operating expenses and the weighted average cost of capital reflective of a market participant. These assumptions are considered to be a Level 3 measurement as defined in ASC 820, as they utilize inputs that are not observable in the market.
Honeycomb Portfolio Drop Down — On October 15, 2025, the Company, through its indirect subsidiary, Honeycomb 1 Holdco LLC, acquired Honeycomb TargetCo LLC, the indirect owner of the Honeycomb Portfolio, which includes four BESS facilities under construction in Beaver County and Iron County, Utah representing 320 MW of capacity, from Clearway Renew for initial cash consideration of $16 million. Honeycomb TargetCo LLC consolidates as primary beneficiary, Honeycomb TE Holdco LLC, a tax equity fund that owns the Honeycomb Portfolio BESS facilities. Also on October 15, 2025, a tax equity investor contributed $59 million to acquire the Class A membership interests in Honeycomb TE Holdco LLC. At substantial completion, which is expected to occur in the first half of 2026, the Company estimates it will pay an additional $62 million to Clearway Renew and the tax equity investor will contribute an additional $237 million. The Honeycomb Portfolio has 20-year PPAs with an investment-grade utility that will commence when the underlying operating assets reach commercial operations, which is expected to occur in the first half of 2026. The acquisition was funded with existing sources of liquidity. The Company estimates that its total capital investment in Honeycomb TargetCo LLC will be $78 million, excluding the impact of any closing adjustments noted in the purchase agreement.
Daggett 1 Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Daggett 1 Class B Member LLC, or Daggett 1 Class B, the indirect owner of Daggett 1, a 114 MW BESS facility located in San Bernardino County, California, from Clearway Renew for initial cash consideration of $11 million. On September 19, 2025, when the facility reached substantial completion, the Company paid $42 million to Clearway Renew as additional purchase price. Daggett 1 Class B consolidates as primary beneficiary, Daggett 1 TE Holdco LLC, a tax equity fund that owns the Daggett 1 BESS facility, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Daggett 1 has a PPA for capacity with an investment-grade counterparty for a contract duration of 15 years that commenced in September 2025. Daggett 1 is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Daggett 1 on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the initial cash consideration of $11 million and the historical cost of the Company’s net assets acquired of $1 million was recorded as an adjustment to contributed capital. The $42 million additional purchase price was also recorded as an adjustment to contributed capital. In addition, the Company reflected the entire $11 million of the Company’s initial purchase price, which was contributed back to the Company by CEG into escrow in the line item contributions from CEG, net of distributions, in the consolidated statements of members’ equity. The Company also reflected the entire $42 million of the Company’s additional purchase price, which was contributed back to the Company by CEG to pay down long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of members’ equity.
On October 15, 2025, the Company paid $4 million to Clearway Renew as a purchase price true up. The Company’s total capital investment in Daggett 1 Class B was $57 million.

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
Luna Valley Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Luna Valley Class B Member LLC, or Luna Valley Class B, the indirect owner of Luna Valley, a 200 MW solar facility located in Fresno County, California, from Clearway Renew for initial cash consideration of $18 million. On September 4, 2025, when the facility reached substantial completion, the Company paid $72 million to Clearway Renew as additional purchase price. Luna Valley Class B consolidates as primary beneficiary, Luna Valley TE Holdco LLC, a tax equity fund that owns the Luna Valley solar facility, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Luna Valley has PPAs with investment-grade counterparties that have a 17-year weighted average contract duration that commenced in August 2025. Luna Valley is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Luna Valley on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the initial cash consideration of $18 million and the historical cost of the Company’s net liabilities assumed of $7 million was recorded as an adjustment to contributed capital. The $72 million additional purchase price was also recorded as an adjustment to contributed capital. In addition, the Company reflected the entire $18 million of the Company’s initial purchase price and $72 million of the Company’s additional purchase price, which were contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of members’ equity.
On October 15, 2025, the Company paid $29 million to Clearway Renew as a purchase price true up. The Company’s total capital investment in Luna Valley Class B was $119 million.

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
Rosamond South I Drop Down — On March 20, 2025, the Company, through its indirect subsidiary, Rosamond South Investment LLC, acquired the Class A membership interests in Rosie South TargetCo LLC, or Rosie South TargetCo, a partnership and the indirect owner of Rosamond South I, a 140 MW solar facility that is paired with a 117 MW BESS facility located in Rosamond, California, from Clearway Renew for initial cash consideration of $4 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in Rosie South TargetCo from Clearway Renew for initial cash consideration of $10 million. On August 13, 2025, when the facility reached substantial completion, the Company paid $29 million to Clearway Renew as additional purchase price and the third-party cash equity investor contributed an additional $41 million. Rosie South TargetCo consolidates as primary beneficiary, Rosie South TE Holdco LLC, a tax equity fund that directly owns the Rosamond South I solar and BESS facility, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Rosamond South I has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commenced in August 2025. Rosamond South I is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Rosamond South I on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the initial cash consideration of $4 million and the historical cost of the Company’s net liabilities assumed of $3 million was recorded as an adjustment to contributed capital. The $29 million additional purchase price was also recorded as an adjustment to contributed capital. In addition, the Company reflected the entire $4 million of the Company’s initial purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions, in the consolidated statements of members’ equity. The Company also reflected the entire $29 million of the Company’s additional purchase price, which was contributed back to the Company by CEG to pay down long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of members’ equity. The Company’s total capital investment in Rosie South TargetCo was $33 million.

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
Catalina Solar Acquisition — On July 16, 2025, the Company, through its indirect subsidiary, Catalina Solar Investment LLC, acquired Catalina Solar Lessee Holdco LLC, which leases and operates Catalina, a 109 MW solar facility located in Kern County, California, from a third-party for approximately $127 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition during the nine months ended September 30, 2025. Catalina reached commercial operations in 2013 and has a PPA with an investment-grade utility through 2038. Catalina is reflected in the Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. After factoring in cash reserves acquired and transaction expenses, the Company’s net capital investment in Catalina is expected to be $128 million. The acquisition was determined to be an asset acquisition and the purchase price, including transaction expenses, was allocated to the fair value of the assets acquired and liabilities assumed on the acquisition date as follows:

(In millions)	Catalina
Cash	$15
Intangible asset for power purchase agreement	175
Right-of-use assets	107
Other current and non-current assets	6
Total assets acquired	303

Long-term lease liabilities	173
Other current and non-current liabilities	2
Total liabilities assumed	175
Net assets acquired	$128

Pine Forest Drop Down — On June 10, 2025, the Company, through its indirect subsidiary, Pine Forest CE Class A Owner LLC, acquired the Class A membership interests in Pine Forest CE TargetCo LLC, or Pine Forest TargetCo, a partnership and the indirect owner of Pine Forest, a 300 MW solar facility that is paired with a 200 MW BESS facility, which are both currently under construction in Hopkins County, Texas, from Clearway Renew for initial cash consideration of $18 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in Pine Forest TargetCo from Clearway Renew for initial cash consideration of $36 million. Pine Forest TargetCo consolidates as primary beneficiary, Pine Forest TE HoldCo LLC, a tax equity fund that directly owns the Pine Forest solar and BESS facility, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Also on June 10, 2025, Clearway, Inc., through its indirect subsidiary, Pine Forest TE Class A, contributed $9 million to acquire the Class A membership interests in Pine Forest TE HoldCo LLC. At substantial completion, which is expected to occur in the fourth quarter of 2025, the Company estimates it will pay an additional $72 million to Clearway Renew for its Class A membership interests in Pine Forest TargetCo and Clearway, Inc. will contribute an additional $37 million for its Class A membership interests in Pine Forest TE HoldCo LLC. In addition, the third-party cash equity investor in Pine Forest TargetCo is expected to contribute an additional $144 million.
Pine Forest has PPAs for the solar facility with investment-grade counterparties and a 20-year weighted average contract duration that will commence when the underlying operating assets reach commercial operations, which is expected to occur in the fourth quarter of 2025. Pine Forest is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Pine Forest on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the initial cash consideration of $18 million and the historical cost of the Company’s net liabilities assumed of $9 million was recorded as an adjustment to contributed capital. In addition, the Company reflected the entire $18 million of the Company’s initial purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of members’ equity. The Company estimates that its total capital investment in Pine Forest TargetCo will be $90 million, excluding the impact of any closing adjustments noted in the purchase agreement.
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

Tuolumne Wind Acquisition — On April 29, 2025, the Company, through its indirect subsidiary, Washington Wind LLC, acquired Tuolumne, a 137 MW wind facility located in Klickitat County, Washington, from an investment-grade regulated entity for approximately $210 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition during the nine months ended September 30, 2025. Tuolumne reached commercial operations in 2009. In connection with the acquisition, the Company entered into a 15-year PPA with an investment-grade regulated entity that commenced in April 2025. Tuolumne is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with borrowings under the new financing agreement that was entered into in connection with the acquisition, as further described in Note 7, Long-term Debt, as well as existing sources of liquidity. After factoring in transaction expenses and the new financing, the Company’s net capital investment in Tuolumne was $59 million. The acquisition was determined to be an asset acquisition and the purchase price, including transaction expenses, was allocated to the fair value of the assets acquired and liabilities assumed on the acquisition date as follows:

(In millions)	Tuolumne
Property, plant and equipment	$37
Intangible asset for power purchase agreement	176
Right-of-use assets	5
Other current and non-current assets	1
Total assets acquired	219

Long-term lease liabilities	4
Other current and non-current liabilities	4
Total liabilities assumed	8
Net assets acquired	$211
Dispositions
Mt. Storm Sale to Clearway Renew — On October 2, 2025, the Company, through its indirect subsidiary, WV Wind Holdco LLC, sold 100% of its membership interests in Mount Storm Wind LLC, which owns Mt. Storm, a 264 MW wind facility located in Grant County, West Virginia, to Clearway Renew for $152 million in cash consideration in order for Clearway Renew to repower the facility. The repowering of the facility is expected to increase the facility’s capacity to 335 MW. Mechanical completion of the first phase of the repowering is expected to occur in the second half of 2026 with the second phase of the repowering expected to occur in the second half of 2027. Additionally, the Company has an exclusive option to purchase the Class B membership interests in the tax equity fund that, upon mechanical completion of the first phase of the repowering of the facility, will own Mt. Storm. Upon achieving repowering commercial operations, which is expected to occur in the second half of 2027, the facility will sell power to Microsoft under a 20-year PPA.
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

The following table reflects the Company’s equity investments in unconsolidated affiliates as of September 30, 2025:

Name	Economic Interest	Investment Balance (a)
		(In millions)
Avenal	50%	$11
Desert Sunlight	25%	222
Elkhorn Ridge	66.7%	(2)
GenConn (b)	50%	72
San Juan Mesa	75%	(2)
		$301

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
The following is a summary of significant activity during the nine months ended September 30, 2025 related to the Company’s consolidated VIEs:
DGPV Funds — On August 11, 2025, Puma Class B LLC, an indirect subsidiary of the Company, acquired 100% of the Class A membership interests in Golden Puma Fund LLC, a tax equity fund that owns several distributed solar facilities, from the tax equity investor for $3 million. Prior to the acquisition, the Company consolidated Golden Puma Fund LLC through its ownership of the Class B membership interests and role as managing member, and the Class A membership interests were reflected as noncontrolling interest on the Company’s consolidated balance sheet. The difference between the historical cost of the Company’s noncontrolling interest and the cash paid to acquire the Class A membership interests was less than $1 million.
Pine Forest TargetCo — As described in Note 3, Acquisitions and Dispositions, on June 10, 2025, Pine Forest CE Class A Owner LLC, an indirect subsidiary of the Company, acquired the Class A membership interests in Pine Forest TargetCo, which is a partnership. The Company consolidates Pine Forest TargetCo as a VIE, as the Company is the primary beneficiary. Through its membership interests in Pine Forest TargetCo, the Company receives 50% of distributable cash. The Company recorded the third-party cash equity investor’s noncontrolling interest in Pine Forest TargetCo at the historical carrying amount, with the offset to contributed capital. Pine Forest TargetCo consolidates as primary beneficiary, and through its ownership of the Class B membership interests, Pine Forest TE HoldCo LLC, a tax equity fund that directly owns the Pine Forest solar and BESS facility. The Class A membership interests in Pine Forest TE HoldCo LLC are held by Pine Forest TE Class A, an indirect subsidiary of Clearway, Inc., and are reflected as noncontrolling interest on the Company’s consolidated balance sheet.
Luna Valley TE Holdco LLC — As described in Note 3, Acquisitions and Dispositions, on April 29, 2025, LV-Daggett Parent Holdco LLC, an indirect subsidiary of the Company, acquired Luna Valley Class B. Luna Valley Class B consolidates as primary beneficiary, and through its ownership of the Class B membership interests, Luna Valley TE Holdco LLC, a tax equity fund that owns the Luna Valley solar facility. The Class A membership interests in Luna Valley TE Holdco LLC are held by a tax equity investor and are reflected as redeemable noncontrolling interest on the Company’s consolidated balance sheet.
Daggett 1 TE Holdco LLC — As described in Note 3, Acquisitions and Dispositions, on April 29, 2025, LV-Daggett Parent Holdco LLC acquired Daggett 1 Class B. Daggett 1 Class B consolidates as primary beneficiary, and through its ownership of the Class B membership interests, Daggett 1 TE Holdco LLC, a tax equity fund that owns the Daggett 1 BESS facility. The Class A membership interests in Daggett 1 TE Holdco LLC are held by a tax equity investor and are reflected as redeemable noncontrolling interest on the Company’s consolidated balance sheet.

Rosie South TargetCo — As described in Note 3, Acquisitions and Dispositions, on March 20, 2025, Rosamond South Investment LLC, an indirect subsidiary of the Company, acquired the Class A membership interests in Rosie South TargetCo, which is a partnership. The Company consolidates Rosie South TargetCo as a VIE, as the Company is the primary beneficiary. Through its membership interests in Rosie South TargetCo, the Company receives 50% of distributable cash. The Company recorded the third-party cash equity investor’s noncontrolling interest in Rosie South TargetCo at the historical carrying amount, with the offset to contributed capital. Rosie South TargetCo consolidates as primary beneficiary, and through its ownership of the Class B membership interests, Rosie South TE Holdco LLC, a tax equity fund that directly owns the Rosamond South I solar and BESS facility. The Class A membership interests in Rosie South TE Holdco LLC are held by a tax equity investor and are reflected as noncontrolling interest on the Company’s consolidated balance sheet.
The Company has updated the following disclosure of assets and liabilities for its consolidated VIEs to present combined totals, and has revised the amounts as of December 31, 2024 to reflect accurate comparative totals for the same relevant entities:

(In millions)	September 30, 2025	December 31, 2024
Other current and non-current assets	$833	$755
Property, plant and equipment	7,473	5,985
Total assets	$8,306	$6,740
Total liabilities	$2,657	$1,858
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
The carrying amounts and estimated fair values of the Company’s recorded financial instruments not carried at fair market value or that does not approximate fair value are as follows:

	As of September 30, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion — affiliate	$3	$3	$—	$—
Long-term debt, including current portion — external (a)	8,492	8,159	7,237	6,715

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

	As of September 30, 2025		As of December 31, 2024
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$2,007	$6,155	$1,922	$4,793
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheets. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2025		As of December 31, 2024
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2 (b)	Level 3	Level 2 (b)	Level 3
Derivative assets:
Energy-related commodity contracts (c)	$—	$12	$—	$9
Interest rate contracts	123	—	166	—
Other financial instruments (d)	—	7	—	10
Total assets	$123	$19	$166	$19
Derivative liabilities:
Energy-related commodity contracts (e)	$1	$336	$—	$371
Interest rate contracts	37	—	—	—
Total liabilities	$38	$336	$—	$371

(a) There were no derivative assets or liabilities classified as Level 1 as of September 30, 2025 and December 31, 2024.
(b) The Company’s interest rate swaps are measured at fair value using an income approach, which uses readily observable inputs, such as forward interest rates (e.g., SOFR) and contractual terms to estimate fair value.
(c) Includes heat rate call option contracts.
(d) Includes SREC contract.
(e) Includes short-term backbone transportation service contracts classified as Level 2, and long-term power commodity contracts and heat rate call option contracts classified as Level 3. As of September 30, 2025 and December 31, 2024, respectively, $336 million and $366 million related to long-term power commodity contracts, and zero and $5 million related to heat rate call option contracts.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(345)	$(381)	$(352)	$(317)
Settlements	44	6	84	—
Total (losses) gains for the period included in earnings	(16)	66	(49)	8
Ending balance	$(317)	$(309)	$(317)	$(309)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of September 30, 2025	$(16)		$(49)

Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy-related commodity contracts, which includes long-term power commodity contracts and heat rate call option contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of September 30, 2025, contracts valued with prices provided by models and other valuation techniques make up 9% of derivative assets, 90% of derivative liabilities and 100% of other financial instruments.
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
The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions:

	September 30, 2025
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Long-term Power Commodity Contracts	$—	$336	Discounted Cash Flow	Forward Market Price ($ per MWh)	$29.89	$90.24	$47.79
Heat Rate Call Option Commodity Contracts	12	—	Option Model	Forward Market Price ($ per MWh)	(19.74)	777.56	47.27
			Option Model	Forward Market Price ($ per MMBtu)	1.21	24.08	3.92
Other Financial Instruments	7	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	60,047 MWh	120,094 MWh	108,791 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2025:

Type	Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Energy-Related Commodity Contracts	Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Energy-Related Commodity Contracts	Forward Market Price Gas	Sell	Increase/(Decrease)	Higher/(Lower)
Other Financial Instruments	Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of September 30, 2025, the non-performance reserve was a $17 million gain recorded primarily to total operating revenues in the consolidated statements of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.

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
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments that may arise in connection with its non-recourse debt or a potential refinancing of its Senior Notes. As of September 30, 2025, the Company had interest rate derivative instruments extending through 2033, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodity Contracts
As of September 30, 2025, the Company had energy-related derivative instruments extending through 2033. At September 30, 2025, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		September 30, 2025	December 31, 2024
Commodity	Units	(In millions)
Power	MWh	(24)	(25)
Natural Gas	MMBtu	6	11
Interest	Dollars	$3,846	$1,769

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$3	$5	$3	$—
Interest rate contracts long-term	15	22	32	—
Total Derivatives Designated as Cash Flow Hedges	$18	$27	$35	$—
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$13	$30	$2	$—
Interest rate contracts long-term	92	109	—	—
Energy-related commodity contracts current	6	4	50	56
Energy-related commodity contracts long-term	6	5	287	315
Total Derivatives Not Designated as Cash Flow Hedges	$117	$148	$339	$371
Total Derivatives	$135	$175	$374	$371
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of September 30, 2025 and December 31, 2024, the amount of outstanding collateral paid or received was immaterial. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of September 30, 2025	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$12	$—	$12
Derivative liabilities	(337)	—	(337)
Total energy-related commodity contracts	$(325)	$—	$(325)
Interest rate contracts
Derivative assets	$123	$—	$123
Derivative liabilities	(37)	—	(37)
Total interest rate contracts	$86	$—	$86
Total derivative instruments	$(239)	$—	$(239)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2024	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$9	$—	$9
Derivative liabilities	(371)	—	(371)
Total energy-related commodity contracts	$(362)	$—	$(362)
Interest rate contracts
Derivative assets	$166	$—	$166
Total interest rate contracts	$166	$—	$166
Total derivative instruments	$(196)	$—	$(196)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated OCI (OCL) balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Accumulated (OCL) OCI beginning balance	$(21)	$20	$15	$20
Rosamond South I Drop Down (a)	—	—	(4)	—
Daggett 1 Drop Down	—	—	(6)	—
Luna Valley Drop Down	—	—	(8)	—
Pine Forest Drop Down	—	—	5	—
Reclassified from accumulated OCI/OCL to income due to realization of previously deferred amounts	(2)	(2)	(2)	(4)
Mark-to-market of cash flow hedge accounting contracts	(3)	(13)	(26)	(11)
Accumulated (OCL) OCI ending balance	(26)	5	(26)	5
Accumulated OCI attributable to noncontrolling interests	3	3	3	3
Accumulated (OCL) OCI attributable to Clearway Energy LLC	$(29)	$2	$(29)	$2
Losses expected to be realized from OCL during the next 12 months	$(1)		$(1)

(a) Represents $2 million attributable to the Company and $2 million attributable to noncontrolling interests.
Amounts reclassified from accumulated OCI/OCL into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Operations
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Interest Rate Contracts (Interest expense)	$(8)	$(57)	$(40)	$(33)
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Total operating revenues) (a)	(4)	72	(25)	11
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Cost of operations) (b)	(1)	—	(1)	(3)

(a) Relates to long-term energy related commodity contracts at Elbow Creek, Mesquite Star, Mt. Storm, Langford and Mesquite Sky and heat rate call option energy-related commodity contracts at El Segundo, Marsh Landing and Walnut Creek.
(b) Relates to backbone transportation service energy-related commodity contracts at El Segundo and Walnut Creek.
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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2024 Form 10-K. The Company’s borrowings, including short-term and long-term portions, consisted of the following:

	Maturity Date	September 30, 2025	December 31, 2024	Interest Rate (a)
		(In millions)
Intercompany Note with Clearway, Inc.	2025	$3	$—	3.94%
Senior Notes	2028-2032	2,125	2,125	3.750% - 4.750%
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility (b) (c)	2028	405	—	S+1.750%
Non-recourse facility-level debt:
Fixed rate	2031-2040	3,055	3,190	2.339% - 8.000%
Variable rate	2025-2033	2,905	1,920	S+1.475% - 2.775%
Total debt		8,493	7,235
Less current maturities		(345)	(430)
Less net debt issuance costs		(66)	(57)
Add premiums (d)		2	2
Total long-term debt		$8,084	$6,750

(a) As of September 30, 2025, S+ equals SOFR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) During October 2025, the Company repaid $190 million of the outstanding borrowings under the revolving credit facility primarily utilizing the proceeds received from the sale of Mt. Storm to Clearway Renew, as further discussed in Note 3, Acquisitions and Dispositions. As of October 31, 2025, the Company had $215 million in outstanding borrowings under the revolving credit facility.
(d) Premiums relate to the 2028 Senior Notes.
As of September 30, 2025, the Company had $1,048 million in letters of credit outstanding, $102 million of which is related to the Company’s revolving credit facility.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of September 30, 2025, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the nine months ended September 30, 2025.
Facility-level Debt
Daggett 1
On April 29, 2025, as part of the acquisition of Daggett 1, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the facility’s financing agreement, which included a $92 million construction loan and a $131 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs.
On September 19, 2025, when Daggett 1 reached substantial completion, the Company paid $42 million to Clearway Renew as additional purchase price, as further described in Note 3, Acquisitions and Dispositions, and the tax equity investor contributed an additional $108 million, which was utilized, along with the $38 million previously held in escrow and $31 million in construction loan proceeds, to repay the $131 million tax equity bridge loan, to fund $6 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $7 million in associated fees with the remaining $33 million distributed to CEG. Additionally, on September 19, 2025, the outstanding construction loans were converted to a term loan in the amount of $132 million that matures on September 19, 2030. Subsequent to the acquisition, the Company borrowed an additional $40 million in construction loans.

Luna Valley
On April 29, 2025, as part of the acquisition of Luna Valley, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the facility’s financing agreement, which included a $144 million construction loan, a $64 million cash equity bridge loan and a $144 million tax equity bridge loan, offset by $4 million in unamortized debt issuance costs. A partial payment of $18 million was made on the cash equity bridge loan at acquisition date utilizing all of the proceeds from the Company, which were contributed back to the Company by CEG.
On September 4, 2025, when Luna Valley facility reached substantial completion, the Company paid $72 million to Clearway Renew as additional purchase price, as further described in Note 3, Acquisitions and Dispositions, the tax equity investor contributed an additional $114 million and CEG contributed $50 million, which were utilized, along with the $29 million previously held in escrow and $28 million in construction loan proceeds, to repay the $46 million cash equity bridge loan, to repay the $144 million tax equity bridge loan, to fund $22 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $9 million in associated fees. Additionally, on September 4, 2025, the outstanding construction loans were converted to a term loan in the amount of $195 million that matures on September 4, 2030. Subsequent to the acquisition, the Company borrowed an additional $51 million in construction loans.
Rosamond South I
On March 20, 2025, as part of the acquisition of Rosamond South I, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the facility’s financing agreement, which included a $179 million construction loan, a $6 million cash equity bridge loan and a $284 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. The cash equity bridge loan was repaid at acquisition date, along with $3 million in associated fees, utilizing $2 million from the third-party cash equity investor, as well as all of the proceeds from the Company, which were contributed back to the Company by CEG, and an additional $3 million contributed by CEG.
On August 13, 2025, when Rosamond South I reached substantial completion, the Company paid $29 million to Clearway Renew as additional purchase price, as further described in Note 3, Acquisitions and Dispositions, the cash equity investor contributed an additional $41 million and the tax equity investor contributed an additional $226 million, which were utilized, along with the $58 million previously held in escrow and $13 million in construction loan proceeds, to repay the $276 million tax equity bridge loan and to pay $9 million in associated fees with the remaining $53 million distributed to CEG. Additionally, on August 13, 2025, the outstanding construction loans were converted to a term loan in the amount of $228 million that matures on August 13, 2030. Subsequent to the acquisition, the Company borrowed an additional $49 million in construction loans and also received $40 million in contributions from CEG to pay for construction completion expenses.
Pine Forest
On June 10, 2025, as part of the acquisition of Pine Forest, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the facility’s financing agreement, which included a $103 million construction loan that converts to a term loan when the facility reaches substantial completion, which is expected to occur in the fourth quarter of 2025, a $102 million cash equity bridge loan, a $41 million tax equity bridge loan and a $275 million tax credit transfer bridge loan, offset by $6 million in unamortized debt issuance costs. A partial payment of $54 million was made on the cash equity bridge loan at acquisition date utilizing all of the proceeds from the Company, which were contributed back to the Company by CEG, and the cash equity investor related to the Pine Forest TargetCo acquisition. The tax equity bridge loan, tax credit transfer bridge loan and remaining cash equity bridge loan will be repaid with the final proceeds contributed by Pine Forest TE Class A, an indirect subsidiary of Clearway, Inc., as well as the Company’s and the third-party cash equity investor’s additional purchase price upon Pine Forest reaching substantial completion, along with the $9 million that was contributed into escrow by Pine Forest TE Class A, which is included in restricted cash on the Company’s consolidated balance sheet. Subsequent to the acquisition, the Company borrowed an additional $44 million in cash equity bridge loans through September 30, 2025.

Dan’s Mountain
On May 21, 2025, when the Dan’s Mountain facility reached substantial completion, the Company paid $36 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of the Class A membership interests in Dan’s Mountain TargetCo LLC, or Dan’s Mountain TargetCo, on November 18, 2024, which was funded with existing sources of liquidity. The Company’s additional purchase price was recorded as an adjustment to contributed capital. Also on May 21, 2025, a third-party cash equity investor contributed $45 million to acquire the Class B membership interests in Dan’s Mountain TargetCo from Clearway Renew and the tax equity investor contributed an additional $90 million. The Company utilized the combined proceeds from the cash equity and tax equity investors, along with the Company’s entire additional purchase price, which was contributed back to the Company by CEG, and the $18 million previously held in escrow, to repay the $91 million tax equity bridge loan, to repay the $70 million cash equity bridge loan and to pay $2 million in associated fees with the remaining $26 million distributed to CEG. Prior to substantial completion being reached, the Company borrowed an additional $18 million in tax equity bridge loans during 2025. The Company’s total capital investment in Dan’s Mountain TargetCo was $43 million.
Tuolumne
On April 29, 2025, in order to partially fund the third-party acquisition of the Tuolumne wind facility, as further described in Note 3, Acquisitions and Dispositions, the Company entered into a financing agreement, which included the issuance of a $163 million term loan, as well as $22 million in letters of credit in support of debt service and facility obligations, supported by the Company’s interests in the Tuolumne wind facility. The term loan bears interest at a rate of SOFR plus 1.625% per annum and matures on April 29, 2030.
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

	Three months ended September 30, 2025
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$106	$323	$—	$429
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	31	97	—	128
Depreciation, amortization and accretion	28	148	—	176
General and administrative	—	—	10	10
Transaction and integration costs	—	—	3	3
Operating income (loss)	47	78	(13)	112
Equity in earnings of unconsolidated affiliates	—	15	—	15
Other income, net	1	6	—	7
Loss on debt extinguishment	—	(7)	—	(7)
Interest expense	(9)	(61)	(28)	(98)
Net Income (Loss)	39	31	(41)	29
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	—	(322)	—	(322)
Net Income (Loss) Attributable to Clearway Energy LLC	$39	$353	$(41)	$351
Balance Sheet
Equity investments in affiliates	$72	$229	$—	$301
Capital expenditures (b)	2	71	—	73
Total Assets	$1,859	$14,123	$48	$16,030

(a) Includes eliminations.
(b) Includes accruals.

	Three months ended September 30, 2024
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$102	$384	$—	$486
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	41	95	(1)	135
Depreciation, amortization and accretion	29	135	—	164
General and administrative	—	—	9	9
Operating income (loss)	32	154	(8)	178
Equity in earnings of unconsolidated affiliates	1	12	—	13
Other income, net	1	6	1	8
Interest expense	(9)	(106)	(24)	(139)
Net Income (Loss)	25	66	(31)	60
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	—	(58)	—	(58)
Net Income (Loss) Attributable to Clearway Energy LLC	$25	$124	$(31)	$118
Balance Sheet
Equity investments in affiliates	$75	$247	$—	$322
Capital expenditures (b)	1	24	—	25

(a) Includes eliminations.
(b) Includes accruals.

	Nine months ended September 30, 2025
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$224	$895	$—	$1,119
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	86	294	—	380
Depreciation, amortization and accretion	84	418	—	502
General and administrative	—	—	30	30
Transaction and integration costs	—	—	8	8
Operating income (loss)	54	183	(38)	199
Equity in earnings of unconsolidated affiliates	—	27	—	27
Other income, net	3	17	2	22
Loss on debt extinguishment	—	(7)	—	(7)
Interest expense	(27)	(195)	(75)	(297)
Net Income (Loss)	30	25	(111)	(56)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	—	(483)	—	(483)
Net Income (Loss) Attributable to Clearway Energy LLC	$30	$508	$(111)	$427
Balance Sheet
Capital expenditures (b)	$4	$158	$—	$162

(a) Includes eliminations.
(b) Includes accruals.

	Nine months ended September 30, 2024
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$266	$849	$—	$1,115
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	109	271	(2)	378
Depreciation, amortization and accretion	88	383	—	471
General and administrative	—	—	28	28
Transaction and integration costs	—	—	4	4
Operating income (loss)	69	195	(30)	234
Equity in earnings of unconsolidated affiliates	2	31	—	33
Other income, net	4	23	9	36
Loss on debt extinguishment	—	(3)	—	(3)
Interest expense	(25)	(186)	(73)	(284)
Net Income (Loss)	50	60	(94)	16
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	—	(183)	—	(183)
Net Income (Loss) Attributable to Clearway Energy LLC	$50	$243	$(94)	$199
Balance Sheet
Capital expenditures (b)	$7	$129	$—	$136

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
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various subsidiaries of the Company in the Renewables & Storage segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $20 million and $22 million for the three months ended September 30, 2025 and 2024, respectively. The Company incurred total expenses for these services of $61 million and $59 million for the nine months ended September 30, 2025 and 2024, respectively. Expenses for these services are included in cost of operations in the consolidated statements of operations. There was a balance of $10 million and $12 million due to RENOM as of September 30, 2025 and December 31, 2024, respectively.
Administrative Services Agreements by and between the Company and CEG
Various subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Clearway Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $8 million and $5 million for the three months ended September 30, 2025 and 2024, respectively. The Company incurred expenses under these agreements of $19 million and $17 million for the nine months ended September 30, 2025 and 2024, respectively. Expenses for these services are included in cost of operations in the consolidated statements of operations. There was a balance of $3 million due to CEG as of both September 30, 2025 and December 31, 2024.

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
The Company incurred net expenses under these agreements of $6 million and $1 million for the three months ended September 30, 2025 and 2024, respectively. The Company incurred net expenses under these agreements of $18 million and $4 million for the nine months ended September 30, 2025 and 2024, respectively. Expenses for these services are included in cost of operations in the consolidated statements of operations. There was a balance of zero and $5 million due to CEG as of September 30, 2025 and December 31, 2024, respectively.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company’s historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company’s consolidated financial statements to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2025 and 2024. Also refer to the Company’s 2024 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition.
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
The Company is one of the largest owners of clean energy generation assets in the U.S. The Company’s portfolio comprises approximately 12.7 GW of gross capacity in 27 states, including approximately 9.9 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing distributions. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of the Company’s Renewables & Storage segment offtake agreements was approximately 11 years as of September 30, 2025 based on CAFD.
As of September 30, 2025, the Company’s operating assets are comprised of the following facilities:

		Capacity
	Percentage	Rated	Net	Contract
Facilities	Ownership	MW	MW (a)	Counterparty	Expiration
Flexible Generation
Carlsbad	100%	527	527	SDG&E	2038
El Segundo	100%	546	546	Various	2027 - 2029
GenConn Devon	50%	190	95	Connecticut Light & Power	2040
GenConn Middletown	50%	190	95	Connecticut Light & Power	2041
Marsh Landing	100%	820	820	Various	2026 - 2030
Walnut Creek	100%	501	501	Various	2026 - 2027
Total Flexible Generation		2,774	2,584
Utility Scale Solar
Agua Caliente	51%	290	148	PG&E	2039
Alpine	100%	66	66	PG&E	2033
Arica (b)	40%	263	105	Various	2026 - 2041
Avenal	50%	45	23	PG&E	2031
Avra Valley	100%	27	27	Tucson Electric Power	2032
Blythe	100%	21	21	SCE	2029
Borrego	100%	26	26	SDG&E	2038
Buckthorn Solar (b)	100%	150	150	City of Georgetown, TX	2043
Catalina	—% (c)	109	109	SDG&E	2038
CVSR	100%	250	250	PG&E	2038
Daggett 2 (b)	25%	182	46	Various	2038
Daggett 3 (b)	25%	300	75	Various	2033 - 2038
Desert Sunlight 250	25%	250	63	SCE	2034
Desert Sunlight 300	25%	300	75	PG&E	2039
Enterprise	100%	80	80	PacifiCorp	2036
Escalante I	100%	80	80	PacifiCorp	2036
Escalante II	100%	80	80	PacifiCorp	2036
Escalante III	100%	80	80	PacifiCorp	2036
Granite Mountain East	100%	80	80	PacifiCorp	2036
Granite Mountain West	100%	50	50	PacifiCorp	2036
Iron Springs	100%	80	80	PacifiCorp	2036
Kansas South	100%	20	20	PG&E	2033
Luna Valley (b)	100%	200	200	Various	2040 - 2045
Mililani I (b)	50%	39	20	Hawaiian Electric Company	2042

		Capacity
	Percentage	Rated	Net	Contract
Facilities	Ownership	MW	MW (a)	Counterparty	Expiration
Oahu Solar (b)	100%	61	61	Hawaiian Electric Company	2041
Roadrunner	100%	20	20	El Paso Electric	2031
Rosamond Central (b)	50%	192	96	Various	2035 - 2047
Rosamond South I (b)	50%	140	70	Various	2040
TA High Desert	100%	20	20	SCE	2033
Texas Solar Nova 1 (b)	50%	252	126	Verizon	2042
Texas Solar Nova 2 (b)	50%	200	100	Verizon	2042
Victory Pass (b)	40%	200	80	Various	2039
Waiawa (b)	50%	36	18	Hawaiian Electric Company	2043
Total Utility Scale Solar		4,189	2,545
Utility Scale BESS
Arica (b)	40%	136	54	Various	2039 - 2041
Daggett 1 (b)	100%	114	114	SDG&E	2040
Daggett 2 (b)	25%	131	33	Various	2038
Daggett 3 (b)	25%	149	37	Various	2033 - 2038
Mililani I (b)	50%	39	20	Hawaiian Electric Company	2042
Rosamond Central (b)	50%	147	74	SCE	2039
Rosamond South I (b)	50%	117	59	Various	2040
Victory Pass (b)	40%	50	20	Various	2039
Waiawa (b)	50%	36	18	Hawaiian Electric Company	2043
Total Utility Scale BESS		919	429
Distributed Solar
DGPV Funds (b)	100%	286	286	Various	2030 - 2044
Solar Power Partners (SPP)	100%	24	24	Various	2026 - 2037
Other DG Facilities	100%	20	20	Various	2025 - 2039
Total Distributed Solar		330	330
Wind
Alta I	100%	150	150	SCE	2035
Alta II	100%	150	150	SCE	2035
Alta III	100%	150	150	SCE	2035
Alta IV	100%	102	102	SCE	2035
Alta V	100%	168	168	SCE	2035
Alta X	100%	137	137	SCE	2038
Alta XI	100%	90	90	SCE	2038
Black Rock (b)	50%	115	58	Toyota and Google	2036
Broken Bow	100%	80	80	Nebraska Public Power District	2032
Buffalo Bear	100%	19	19	Western Farmers Electric Co-operative	2033
Cedar Creek (b)	100%	160	160	PacifiCorp	2049
Cedro Hill (b)	100%	160	160	CPS Energy	2045
Crofton Bluffs	100%	42	42	Nebraska Public Power District	2032
Dan’s Mountain (b)	50%	55	28	Constellation Energy Generation	2034
Elbow Creek (b)	100%	122	122	Various	2029
Elkhorn Ridge	66.7%	81	54	Nebraska Public Power District	2029
Forward	100%	29	29	Constellation NewEnergy, Inc.	2025
Goat Mountain	100%	150	150	Dow Pipeline Company	2026
Langford (b)	100%	160	160	Goldman Sachs	2033
Laredo Ridge	100%	81	81	Nebraska Public Power District	2031

		Capacity
	Percentage	Rated	Net	Contract
Facilities	Ownership	MW	MW (a)	Counterparty	Expiration
Lookout	100%	38	38	Southern Maryland Electric Cooperative	2030
Mesquite Sky (b)	50%	340	170	Various	2033 - 2036
Mesquite Star (b)	50%	419	210	Various	2032 - 2035
Mountain Wind 1	100%	61	61	PacifiCorp	2033
Mountain Wind 2	100%	80	80	PacifiCorp	2033
Mt. Storm (d)	100%	264	264	N/A
Ocotillo	100%	55	55	N/A
Pinnacle (b)	100%	54	54	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (e)	100%	160	160	Avista Corporation	2040
San Juan Mesa	75%	120	90	Southwestern Public Service Company	2026
Sleeping Bear	100%	95	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	101	AEP Energy Partners	2029
Spanish Fork	100%	19	19	PacifiCorp	2028
Spring Canyon II	90.1%	34	31	Platte River Power Authority	2039
Spring Canyon III	90.1%	29	26	Platte River Power Authority	2039
Taloga	100%	130	130	Oklahoma Gas & Electric	2031
Tuolumne	100%	137	137	Turlock Irrigation District	2040
Wildorado (b)	100%	161	161	Southwestern Public Service Company	2030
Total Wind		4,498	3,972
Total Clearway Energy LLC		12,710	9,860

(a) For owned facilities, net capacity represents the maximum, or rated, generating or storage capacity of the facility multiplied by the Company’s percentage ownership in the facility as of September 30, 2025.
(b) Facilities are part of tax equity arrangements, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
(c) The Company leases 100% of the interests in the Catalina solar facility through a facility lease agreement that expires in October 2043.
(d) On October 2, 2025, the Company, through its indirect subsidiary, WV Wind Holdco LLC, sold 100% of its membership interests in Mount Storm Wind LLC, which owns Mt. Storm, to Clearway Renew, as further described in Note 3, Acquisitions and Dispositions.
(e) Rattlesnake has a deliverable capacity of 144 MW.

Significant Events
Third-Party Acquisitions
•On October 3, 2025, the Company entered into a binding agreement to acquire a 613 MW operational solar portfolio located in eight states, from a third party for a base purchase price of approximately $305 million in cash, subject to certain customary price adjustments. For 12 facilities in the portfolio located in the Western U.S. and comprising of 227 MW, the Company will co-invest in a 50/50 joint venture with a third-party cash equity investor. The weighted average remaining contract duration of the overall portfolio is approximately 10 years. After factoring in estimated closing adjustments and proceeds from facility-level financings, including the third-party cash equity investor in a subset of the portfolio, the Company expects its net capital commitment to acquire the portfolio to be between $210 million and $230 million. The Company expects to fund the acquisition primarily utilizing existing sources of liquidity. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected to occur in the first half of 2026.
•On July 16, 2025, the Company, through its indirect subsidiary, Catalina Solar Investment LLC, acquired Catalina Solar Lessee Holdco LLC, which leases and operates the Catalina solar facility, for approximately $127 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition during the nine months ended September 30, 2025. After factoring in cash reserves acquired and transaction expenses, the Company’s net capital investment in Catalina is expected to be $128 million. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
•On April 29, 2025, the Company, through its indirect subsidiary, Washington Wind LLC, acquired the Tuolumne wind facility from an investment-grade regulated entity for approximately $210 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition during the nine months ended September 30, 2025. The Company’s net capital investment in Tuolumne was $59 million. See Note 3, Acquisitions and Dispositions for further discussion of the transaction.
Drop Down Transactions
•On October 15, 2025, the Company, through its indirect subsidiary, Honeycomb 1 Holdco LLC, acquired Honeycomb TargetCo LLC, the indirect owner of the Honeycomb Portfolio, from Clearway Renew for initial cash consideration of $16 million. At substantial completion, which is expected to occur in the first half of 2026, the Company estimates it will pay an additional $62 million to Clearway Renew. The Company estimates that its total capital investment in Honeycomb TargetCo LLC will be $78 million, excluding the impact of any closing adjustments noted in the purchase agreement. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
•On October 2, 2025, the Company, through its indirect subsidiary, WV Wind Holdco LLC, sold 100% of its membership interests in Mount Storm Wind LLC, which owns Mt. Storm, to Clearway Renew for $152 million in cash consideration in order for Clearway Renew to repower the facility. The repowering of the facility is expected to increase the facility’s capacity to 335 MW. Mechanical completion of the first phase of the repowering is expected to occur in the second half of 2026 with the second phase of the repowering expected to occur in the second half of 2027. Additionally, the Company has an exclusive option to purchase the Class B membership interests in the tax equity fund that, upon mechanical completion of the first phase of the repowering of the facility, will own Mt. Storm. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction. In connection with the agreement with Clearway Renew to sell its membership interests in Mt. Storm, on May 1, 2025, the Company bought down a portion of Mt. Storm’s contract to sell power to a counterparty through a hedge agreement and paid approximately $35 million to the hedge counterparty to reduce the contract by approximately 50%. On July 22, 2025, the Company paid approximately $39 million to the hedge counterparty to buy out the remaining contract.
•On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Daggett 1 Class B, the indirect owner of the Daggett 1 BESS facility, from Clearway Renew for initial cash consideration of $11 million. On September 19, 2025, when the facility reached substantial completion, the Company paid $42 million to Clearway Renew as additional purchase price. On October 15, 2025, the Company paid $4 million to Clearway Renew as a purchase price true up. The Company’s total capital investment in Daggett 1 Class B was $57 million. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.

•On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Luna Valley Class B, the indirect owner of the Luna Valley solar facility, from Clearway Renew for initial cash consideration of $18 million. On September 4, 2025, when the facility reached substantial completion, the Company paid $72 million to Clearway Renew as additional purchase price. On October 15, 2025, the Company paid $29 million to Clearway Renew as a purchase price true up. The Company's total capital investment in Luna Valley Class B was $119 million. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
•On March 20, 2025, the Company, through its indirect subsidiary, Rosamond South Investment LLC, acquired the Class A membership interests in Rosie South TargetCo, a partnership and the indirect owner of the Rosamond South I solar and BESS facility, from Clearway Renew for initial cash consideration of $4 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in Rosie South TargetCo from Clearway Renew for initial cash consideration of $10 million. On August 13, 2025 when the facility reached substantial completion, the Company paid $29 million to Clearway Renew as additional purchase price and the third-party cash equity investor contributed an additional $41 million. The Company’s total capital investment in Rosie South TargetCo was $33 million. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
•On July 23, 2025, the Company entered into an agreement with Clearway Renew to repower the Goat Mountain facility, which is located in Sterling City, Texas. The Company estimates that its total capital investment in the Goat Mountain repowering will be $200 million, subject to closing adjustments. Contingent upon achieving repowering commercial operations in 2027, the 360 MW facility will sell power to an investment-grade counterparty under a new 15-year PPA.
•On June 10, 2025, the Company, through its indirect subsidiary, Pine Forest CE Class A Owner LLC, acquired the Class A membership interests in Pine Forest TargetCo, a partnership and the indirect owner of the Pine Forest solar and BESS facility, from Clearway Renew for initial cash consideration of $18 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in Pine Forest TargetCo from Clearway Renew for initial cash consideration of $36 million. Also on June 10, 2025, Clearway, Inc., through its indirect subsidiary, Pine Forest TE Class A, contributed $9 million to acquire the Class A membership interests in Pine Forest TE HoldCo LLC. At substantial completion, which is expected to occur in the fourth quarter of 2025, the Company estimates it will pay an additional $72 million to Clearway Renew for its Class A membership interests in Pine Forest TargetCo and Clearway, Inc. will contribute an additional $37 million for its Class A membership interests in Pine Forest TE HoldCo LLC. In addition, the third-party cash equity investor in Pine Forest TargetCo is expected to contribute an additional $144 million. The Company estimates that its total capital investment in Pine Forest TargetCo will be $90 million, excluding the impact of any closing adjustments noted in the purchase agreement. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
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
•On May 21, 2025, when the Dan’s Mountain wind facility reached substantial completion, the Company paid $36 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of the Class A membership interests in Dan’s Mountain TargetCo on November 18, 2024. Also, on May 21, 2025, a third-party cash equity investor contributed $45 million to acquire the Class B membership interests in Dan’s Mountain TargetCo from Clearway Renew and the tax equity investor contributed an additional $90 million. The Company utilized the combined proceeds to repay the cash equity bridge loan, to repay the tax equity bridge loan and to pay associated fees with the remaining proceeds distributed to CEG. The Company’s total capital investment in Dan’s Mountain TargetCo was $43 million. See Note 7, Long-term Debt, for further discussion of the transaction.

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
On March 6, 2024, the SEC adopted a new set of rules that would require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition, Scope 1 and Scope 2 GHG emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Litigation challenging the rules was filed by multiple parties in multiple jurisdictions, which was consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced that it was voluntarily delaying the implementation of the climate disclosure rules while the U.S. Court of Appeals considered the litigation. On March 27, 2025, the SEC voted to end the defense of the rules in the litigation. On September 12, 2025, the U.S. Court of Appeals denied the SEC’s request to proceed with the case and indicated that the case would be held in abeyance until the SEC either renews its defense of the rules or revises the rules via notice-and-comment rulemaking.
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

On July 7, 2025, a federal executive order was issued directing the Secretary of the Treasury to issue, within 45 days, new or revised guidance regarding the interpretation of “begin construction” requirements for wind, solar and BESS facilities that claim “technology neutral” tax credits under sections 45Y or 48E of the Internal Revenue Code. On August 15, 2025, the U.S. Treasury Department issued new guidance which requires developers of wind and solar projects with a maximum net output of greater than 1.5 megawatts to perform physical work of a significant nature to qualify a project as having started, and then meet a continuity test. Under the continuity test, developers must place a project in service within four years after the end of the year in which construction starts or show that construction has been continuous from and after the start. The new guidance applies only to wind and solar projects that seek to qualify for “technology neutral credits” under Sections 45Y and 48E of the Internal Revenue Code and applies only for purposes of determining whether projects began construction before July 4, 2026. It does not apply to projects that began construction prior to September 2, 2025.
On July 29, 2025, the United States Environmental Protection Agency, or the EPA, issued an interim final rule extending several compliance deadlines associated with the strict new methane rules for the oil and gas industry that were published in March 2024 and took effect in May 2024. On July 29, 2025, the EPA released a pre-publication proposed rule which would rescind the EPA’s 2009 final rule under the Clean Air Act finding that greenhouse gases endanger the public health and welfare of current and future generations and that emissions of greenhouse gases from new motor vehicles contribute to greenhouse gas pollution that threatens the public health and welfare. On September 16, 2025, the EPA announced a proposal to end the Greenhouse Gas Reporting Program for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution). Reporting for petroleum and natural gas systems under the Greenhouse Gas Reporting Program would be deferred until 2034 under the proposal.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2025	2024	Change	2025	2024	Change
Operating Revenues
Energy and capacity revenues	$457	$437	$20	$1,218	$1,176	$42
Other revenues	26	23	3	68	69	(1)
Contract amortization	(50)	(46)	(4)	(139)	(138)	(1)
Mark-to-market for economic hedges	(4)	72	(76)	(28)	8	(36)
Total operating revenues	429	486	(57)	1,119	1,115	4
Operating Costs and Expenses
Cost of fuels	6	19	(13)	9	38	(29)
Operations and maintenance	93	87	6	286	256	30
Other costs of operations	29	29	—	85	84	1
Depreciation, amortization and accretion	176	164	12	502	471	31
General and administrative	10	9	1	30	28	2
Transaction and integration costs	3	—	3	8	4	4
Total operating costs and expenses	317	308	9	920	881	39
Operating Income	112	178	(66)	199	234	(35)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	15	13	2	27	33	(6)
Other income, net	7	8	(1)	22	36	(14)
Loss on debt extinguishment	(7)	—	(7)	(7)	(3)	(4)
Derivative interest income (expense)	(8)	(57)	49	(40)	(33)	(7)
Other interest expense	(90)	(82)	(8)	(257)	(251)	(6)
Total other expense, net	(83)	(118)	35	(255)	(218)	(37)
Net Income (Loss)	29	60	(31)	(56)	16	(72)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(322)	(58)	(264)	(483)	(183)	(300)
Net Income Attributable to Clearway Energy LLC	$351	$118	$233	$427	$199	$228

	Three months ended September 30,		Nine months ended September 30,
Business metrics:	2025	2024	2025	2024
Solar MWh generated/sold (in thousands) (a)	2,930	2,943	7,318	6,999
Wind MWh generated/sold (in thousands) (a)	2,221	2,012	7,905	7,478
Solar & Wind MWh generated/sold (in thousands) (a)	5,151	4,955	15,223	14,477
Solar weighted-average capacity factor (b)	35.6%	38.9%	33.1%	32.5%
Wind weighted-average capacity factor (c)	24.0%	22.4%	30.6%	29.4%
Flexible Generation MWh generated (in thousands)	170	445	290	695
Flexible Generation equivalent availability factor	92.5%	87.5%	92.3%	90.3%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) Typical average capacity factors for solar facilities is 25%. The weighted-average capacity factors can vary based on seasonality and weather.
(c) Typical average capacity factors for wind facilities is 25-45%. The weighted-average capacity factors can vary based on seasonality and weather.

Management’s Discussion of the Results of Operations for the Three Months Ended September 30, 2025 and 2024
Operating Revenues
Operating revenues decreased by $57 million during the three months ended September 30, 2025, compared to the same period in 2024, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by the Rosamond South I solar and BESS and Daggett 1 BESS acquisitions, which reached commercial operations in August 2025 and September 2025, respectively, as well as the Catalina solar acquisition in July 2025.	$24
	Increase driven by the Tuolumne wind acquisition in April 2025.	12
	Increase primarily driven by higher wind resource at certain facilities.	11
	Loss incurred on the remaining buy-out of the Mt. Storm commodity contract in July 2025.	(6)
Flexible Generation Segment	Decrease in energy revenue primarily driven by lower generation at the Walnut Creek, Marsh Landing and El Segundo facilities due to milder weather, which also decreased cost of fuels as noted below.	(18)
Contract amortization	Decrease primarily driven by the Tuolumne wind and Catalina solar acquisitions in April 2025 and July 2025, respectively, partially offset by Cedro Hill, which reached repowering commercial operations in December 2024, resulting in the extension of the amortization period.	(4)
Mark-to-market economic hedging activities	Decrease primarily driven by an increase in forward power prices in the ERCOT market.	(98)
	Increase in heat rate call option contracts primarily driven by changes in power market prices.	22
		$(57)
Cost of Fuels
Cost of fuels decreased by $13 million during the three months ended September 30, 2025, compared to the same period in 2024, primarily due to lower generation at the Walnut Creek, Marsh Landing and El Segundo facilities due to milder weather, which resulted in less fuel purchases.
Interest Expense
Interest expense decreased by $41 million during the three months ended September 30, 2025, compared to the same period in 2024, primarily due to the change in fair value of interest rate swaps due to changes in interest rates.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the three months ended September 30, 2025, the Company had a net loss of $322 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Daggett 1 TE Holdco LLC, Dan’s Mountain Tax Credit Holdco LLC, Luna Valley TE Holdco LLC, Rosie South TE Holdco LLC and Rosie TE HoldCo LLC HLBV losses)	$(425)
Income attributable to third-party partnerships (primarily due to Dan’s Mountain Tax Credit Holdco LLC, Rosie South TE Holdco LLC and Rosie TE HoldCo LLC HLBV losses)	103
$(322)

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
$(58)

Management’s Discussion of the Results of Operations for the Nine Months Ended September 30, 2025 and 2024
Operating Revenues
Operating revenues increased by $4 million during the nine months ended September 30, 2025, compared to the same period in 2024, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase driven by the Victory Pass and Arica solar and BESS, Rosamond Central BESS, Rosamond South I solar and BESS and Daggett 1 BESS acquisitions, which reached commercial operations in March 2024, April 2024, June 2024, August 2025 and September 2025, respectively, as well as the Catalina solar acquisition in July 2025.	$56
	Increase driven by the Cedar Creek and Tuolumne wind acquisitions in April 2024 and April 2025, respectively.	27
	Increase primarily driven by higher solar generation.	7
	Loss incurred on the partial buy-out of the Mt. Storm commodity contract in May 2025 and the subsequent buy-out of the remaining contract in July 2025.	(11)
Flexible Generation Segment	Decrease in energy revenue primarily driven by lower generation at the Walnut Creek, Marsh Landing and El Segundo facilities due to milder weather, which also decreased cost of fuels as noted below.	(38)
Contract amortization	Decrease primarily driven by the Tuolumne wind and Catalina solar acquisitions in April 2025 and July 2025, respectively, partially offset by Cedro Hill, which reached repowering commercial operations in December 2024, resulting in the extension of the amortization period.	(1)
Mark-to-market economic hedging activities	Decrease primarily driven by an increase in forward power prices in the ERCOT market.	(32)
	Decrease in heat rate call option contracts primarily driven by changes in power market prices.	(4)
		$4
Cost of Fuels
Cost of fuels decreased by $29 million during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to lower generation at the Walnut Creek, Marsh Landing and El Segundo facilities due to milder weather, which resulted in less fuel purchases.
Operations and Maintenance Expense
Operation and maintenance expense increased by $30 million during the nine months ended September 30, 2025, compared to the same period in 2024, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by the solar and BESS acquisitions referenced above	$25
	Increase driven by the wind acquisitions referenced above.	6
	Decrease primarily driven by lower maintenance activities at various wind facilities.	(7)
Flexible Generation Segment	Increase primarily driven by maintenance activities at various facilities.	6
		$30

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the nine months ended September 30, 2025, the Company had a net loss of $483 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Cedro Hill TE Holdco LLC, Daggett 1 TE Holdco LLC, Dan’s Mountain Tax Credit Holdco LLC, Luna Valley TE Holdco LLC, Rosie South TE Holdco LLC, Rosie TE HoldCo LLC and VP-Arica TE Holdco LLC HLBV losses)	$(611)
Income attributable to third-party partnerships (primarily due to Dan’s Mountain Tax Credit Holdco LLC, Rosie South TE Holdco LLC, Rosie TE HoldCo LLC and VP-Arica TE Holdco LLC HLBV losses)	128
$(483)
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
Current Liquidity Position
As of September 30, 2025 and December 31, 2024, the Company’s liquidity was approximately $834 million and $1,330 million, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

(In millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents:
Clearway Energy LLC, excluding subsidiaries	$28	$138
Subsidiaries	223	194
Restricted cash:
Operating accounts	185	184
Reserves, including debt service, distributions, performance obligations and other reserves	205	217
Total cash, cash equivalents and restricted cash	641	733
Revolving credit facility availability	193	597
Total liquidity	$834	$1,330
The Company’s liquidity includes $390 million and $401 million of restricted cash balances as of September 30, 2025 and December 31, 2024, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s facilities that are restricted in their use. As of September 30, 2025, these restricted funds were comprised of $185 million designated to fund operating expenses, approximately $79 million designated for current debt service payments and $84 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $42 million is held in distribution reserve accounts.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of September 30, 2025, the Company had $405 million in outstanding borrowings under the revolving credit facility and $102 million in letters of credit outstanding. During October 2025, the Company repaid $190 million of the outstanding borrowings under the revolving credit facility primarily utilizing the proceeds received from the sale of Mt. Storm to Clearway Renew, as further discussed in Note 3, Acquisitions and Dispositions. As of October 31, 2025, the Company had $215 million in outstanding borrowings under the revolving credit facility. The facility will continue to be used for general corporate purposes including financing of future investments or acquisitions and posting letters of credit.
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
Credit Ratings
Credit rating agencies rate a firm’s public debt securities. These ratings are utilized by the debt markets in evaluating a firm’s credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Company’s ability to pay principal, interest and preferred dividends. Rating agencies evaluate a firm’s industry, cash flow, leverage, liquidity and hedge profile, among other factors, in their credit analysis of a firm’s credit risk. As of September 30, 2025, the Company’s 2028 Senior Notes, 2031 Senior Notes and 2032 Senior Notes were rated BB by S&P and Ba2 by Moody’s.

Sources of Liquidity
The Company’s principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities by Clearway, Inc. or the Company as appropriate given market conditions. As described in Note 7, Long-term Debt, to this Form 10-Q, Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2024 Form 10-K, and further below, the Company’s financing arrangements consist of corporate level debt, which includes Senior Notes, intercompany borrowings with Clearway, Inc. and the revolving credit facility, facility-level financings for its various assets, the ATM Program and the DSPP.
Mt. Storm Sale to Clearway Renew — On October 2, 2025, the Company, through its indirect subsidiary, WV Wind Holdco LLC, sold 100% of its membership interests in Mount Storm Wind LLC, which owns Mt. Storm to Clearway Renew for $152 million in cash consideration in order for Clearway Renew to repower the facility. The repowering of the facility is expected to increase the facility’s capacity to 335 MW. Mechanical completion of the first phase of the repowering is expected to occur in the second half of 2026 with the second phase of the repowering expected to occur in the second half of 2027. Additionally, the Company has an exclusive option to purchase the Class B membership interests in the tax equity fund that, upon mechanical completion of the first phase of the repowering of the facility, will own Mt. Storm. Upon achieving repowering commercial operations, which is expected to occur in the second half of 2027, the facility will sell power to Microsoft under a 20-year PPA. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
At-The-Market Equity Offering Program — On August 6, 2025, the Company and Clearway, Inc. entered into an equity distribution agreement with Morgan Stanley & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities LLC, as sales agents. Pursuant to the terms of the agreement, Clearway, Inc. may offer and sell shares of its Class C common stock, par value $0.01 per share, from time to time through the sales agents, as Clearway, Inc.’s sales agents for the offer and sale of the shares, up to an aggregate sales price of $100 million through an at-the-market equity offering program, or ATM Program. During the third quarter of 2025, Clearway, Inc. issued 2,933 shares of Class C common stock under the ATM Program for gross proceeds of less than $1 million. During October 2025, Clearway, Inc. issued 785,047 shares of Class C common stock under the ATM Program for gross proceeds of $25 million and incurred fees of less than $1 million. Clearway, Inc. used the net proceeds to acquire 787,980 Class C units from the Company. The Company intends to use the net proceeds from the sale of shares under the ATM Program for general corporate purposes, which may include the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, acquisitions and investments, and the Company may invest funds not required immediately for such purposes in marketable securities and short-term investments.
Dividend Reinvestment and Direct Stock Purchase Plan — On August 6, 2025, Clearway, Inc. adopted a dividend reinvestment and direct stock purchase plan, or DRIP/DSPP, respectively, under which Clearway, Inc. registered and reserved for issuance up to an aggregate of 3,300,000 shares of Class C common stock. Under the DRIP, holders of Clearway, Inc.’s Class C common stock can designate all or a portion of their cash dividends, when paid, to be reinvested in additional shares of the Clearway, Inc.’s Class C common stock. The DSPP allows (i) plan participants and registered stockholders of Clearway, Inc. who are not plan participants to purchase shares of Class C common stock in the minimum amount of $50 per investment up to a maximum aggregate amount of $150,000 per calendar year; (ii) new investors who do not own shares of Clearway, Inc.’s Class C common stock to purchase shares by making an initial minimum investment of $250, up to a maximum aggregate amount of $150,000 per calendar year; and (iii) plan participants, other registered stockholders of Clearway, Inc. and new investors to request a waiver from Clearway, Inc. to make optional cash investments in excess of the maximum aggregate amount of $150,000 per calendar year. During the third quarter of 2025, no shares were issued under the DSPP. During October 2025, Clearway, Inc. issued 793,202 shares of Class C common stock under the DSPP for gross proceeds of $25 million and incurred fees of less than $1 million. Clearway, Inc. used the net proceeds to acquire 793,202 Class C units from the Company. The Company intends to use the net proceeds from the sale of shares under the DRIP/DSPP for general corporate purposes, which may include the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, acquisitions and investments, and the Company may invest funds not required immediately for such purposes in marketable securities and short-term investments.
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
For the nine months ended September 30, 2025, the Company used approximately $213 million to fund capital expenditures, including growth expenditures of $202 million, primarily in the Renewables & Storage segment, funded through construction-related financing. Growth capital expenditures included $65 million incurred in connection with the Rosamond South I solar and BESS facility, $37 million incurred in connection with the Pine Forest solar and BESS facility, $29 million incurred in connection with the Dan’s Mountain wind facility, $22 million incurred in connection with the Luna Valley solar facility, $19 million incurred in connection with the repowering of the Cedro Hill wind facility, $12 million incurred in connection with the Victory Pass and Arica solar and BESS facilities, $12 million incurred in connection with the Daggett 1 BESS facility and $6 million incurred by other facilities. In addition, the Company incurred $11 million of maintenance capital expenditures, which is net of credits received from equipment manufacturers.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of September 30, 2025, the Company has several investments with an ownership interest percentage of 50% or less. GenConn is a VIE for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $268 million as of September 30, 2025. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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
Honeycomb Portfolio Drop Down — On October 15, 2025, the Company, through its indirect subsidiary, Honeycomb 1 Holdco LLC, acquired Honeycomb TargetCo LLC, the indirect owner of the Honeycomb Portfolio, from Clearway Renew for initial cash consideration of $16 million. At substantial completion, which is expected to occur in the first half of 2026, the Company estimates it will pay an additional $62 million to Clearway Renew. The Company estimates that its total capital investment in Honeycomb TargetCo LLC will be $78 million, excluding the impact of any closing adjustments noted in the purchase agreement. The Honeycomb Portfolio has 20-year PPAs with an investment-grade utility that will commence when the underlying operating assets reach commercial operations, which is expected to occur in the first half of 2026. The acquisition was funded with existing sources of liquidity.

Daggett 1 Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Daggett 1 Class B, the indirect owner of the Daggett 1 BESS facility, from Clearway Renew for initial cash consideration of $11 million. On September 19, 2025, when the facility reached substantial completion, the Company paid $42 million to Clearway Renew as additional purchase price. Daggett 1 has a PPA for capacity with an investment-grade counterparty for a contract duration of 15 years that commenced in September 2025. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Daggett 1, the Company assumed the facility’s financing agreement, which included a construction loan and a tax equity bridge loan. Upon the project reaching substantial completion, the tax equity investor contributed an additional $108 million, which was utilized along with the $38 million previously held in escrow and $31 million in construction loan proceeds, to repay the tax equity bridge loan, to fund construction completion reserves and to pay associated fees with the remaining proceeds distributed to CEG. Also at substantial completion, the outstanding construction loans were converted to a term loan. Subsequent to the acquisition, the Company borrowed an additional $40 million in construction loans. On October 15, 2025, the Company paid $4 million to Clearway Renew as a purchase price true up. The Company’s total capital investment in Daggett 1 Class B was $57 million.
Luna Valley Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Luna Valley Class B, the indirect owner of the Luna Valley solar facility, from Clearway Renew for initial cash consideration of $18 million. On September 4, 2025, when the facility reached substantial completion, the Company paid $72 million to Clearway Renew as additional purchase price. Luna Valley has PPAs with investment-grade counterparties that have a 17-year weighted average contract duration that commenced in August 2025. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Luna Valley, the Company assumed the facility’s financing agreement, which included a construction loan, a cash equity bridge loan that was partially paid off at acquisition date and a tax equity bridge loan. Upon the project reaching substantial completion, the tax equity investor contributed an additional $114 million and CEG contributed $50 million, which were utilized, along with the $29 million previously held in escrow and $28 million in construction loan proceeds, to repay the cash equity bridge loan, to repay the tax equity bridge loan, to fund construction completion reserves and to pay associated fees. Also at substantial completion, the outstanding construction loans were converted to a term loan. Subsequent to the acquisition, the Company borrowed an additional $51 million in construction loans. On October 15, 2025, the Company paid $29 million to Clearway Renew as a purchase price true up. The Company’s total capital investment in Luna Valley Class B was $119 million.
Rosamond South I Drop Down — On March 20, 2025, the Company, through its indirect subsidiary, Rosamond South Investment LLC, acquired the Class A membership interests in Rosie South TargetCo, a partnership and the indirect owner of the Rosamond South I solar and BESS facility, from Clearway Renew for initial cash consideration of $4 million. On August 13, 2025, when the facility reached substantial completion, the Company paid $29 million to Clearway Renew as additional purchase price. Rosamond South I has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the underlying operating assets reach commercial operations. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Rosamond South I, the Company assumed the facility’s financing agreement, which included a construction loan, a cash equity bridge loan that was paid off at acquisition date and a tax equity bridge loan. Upon the project reaching substantial completion, the cash equity investor contributed an additional $41 million and the tax equity investor contributed an additional $226 million, which were utilized, along with the $58 million previously held in escrow and $13 million in construction loan proceeds, to repay the tax equity bridge loan, to fund construction completion reserves and to pay associated fees with the remaining proceeds distributed to CEG. Also at substantial completion, the outstanding construction loans were converted to a term loan. Subsequent to the acquisition, the Company borrowed an additional $49 million in construction loans and also received $40 million in contributions from CEG to pay for construction completion expenses. The Company’s total capital investment in Rosie South TargetCo was $33 million.
Catalina Solar Acquisition — On July 16, 2025, the Company, through its indirect subsidiary, Catalina Solar Investment LLC, acquired Catalina Solar Lessee Holdco LLC, which leases and operates the Catalina solar facility, from a third-party for approximately $127 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition during the nine months ended September 30, 2025. Catalina reached commercial operations in 2013 and has a PPA with an investment-grade utility through 2038. The acquisition was funded with existing sources of liquidity. After factoring in cash reserves acquired and transaction expenses, the Company’s net capital investment in Catalina is expected to be $128 million.

Pine Forest Drop Down — On June 10, 2025, the Company, through its indirect subsidiary, Pine Forest CE Class A Owner LLC, acquired the Class A membership interests in Pine Forest TargetCo, a partnership and the indirect owner of the Pine Forest solar and BESS facility, from Clearway Renew for initial cash consideration of $18 million. At substantial completion, which is expected to occur in the fourth quarter of 2025, the Company estimates it will pay an additional $72 million to Clearway Renew for its Class A membership interests in Pine Forest TargetCo. The Company estimates that its total capital investment in Pine Forest TargetCo will be $90 million, excluding the impact of any closing adjustments noted in the purchase agreement. Pine Forest has PPAs for the solar facility with investment-grade counterparties and a 20-year weighted average contract duration that will commence when the underlying operating assets reach commercial operations, which is expected to occur in the fourth quarter of 2025. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Pine Forest, the Company assumed the facility’s financing agreement, which included a construction loan that converts to a term loan when the facility reaches substantial completion, a cash equity bridge loan, a tax equity bridge loan and a tax credit transfer bridge loan, all of which will be completely paid off when the facility reaches substantial completion. Subsequent to the acquisition, the Company borrowed an additional $44 million in cash equity bridge loans through September 30, 2025.
Dan’s Mountain Drop Down — On May 21, 2025, when the Dan’s Mountain wind facility reached substantial completion, the Company paid $36 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of the Class A membership interests in Dan’s Mountain TargetCo on November 18, 2024, which was funded with existing sources of liquidity. Also on May 21, 2025, a third-party cash equity investor contributed $45 million to acquire the Class B membership interests in Dan’s Mountain TargetCo from Clearway Renew and the tax equity investor contributed an additional $90 million. The Company utilized the combined proceeds from the cash equity and tax equity investors, along with the Company’s entire additional purchase price, which was contributed back to the Company by CEG, and the $18 million previously held in escrow, to repay the tax equity bridge loan, to repay the cash equity bridge loan and to pay associated fees with the remaining proceeds distributed to CEG. Prior to substantial completion being reached, the Company borrowed an additional $18 million in construction loans during 2025. The Company’s total capital investment in Dan’s Mountain TargetCo was $43 million.
Tuolumne Wind Acquisition — On April 29, 2025, the Company, through its indirect subsidiary, Washington Wind LLC, acquired the Tuolumne wind facility from an investment-grade regulated entity for approximately $210 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition during the nine months ended September 30, 2025. Tuolumne reached commercial operations in 2009. In connection with the acquisition, the Company entered into a 15-year PPA with an investment-grade regulated entity that commenced in April 2025. Also in connection with the acquisition, the Company entered into a financing agreement, which included the issuance of a $163 million term loan, as well as $22 million in letters of credit in support of debt service and facility obligations, supported by the Company’s interests in the Tuolumne wind facility. The acquisition was funded with the borrowings under the new financing agreement, as well as existing sources of liquidity. The Company’s net capital investment in Tuolumne was $59 million.
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
The following table lists the distributions paid on the Company’s Class A, B, C and D units during the nine months ended September 30, 2025:

	Third Quarter 2024	Second Quarter 2025	First Quarter 2025
Distributions per Class A, B, C and D unit	$0.4456	$0.4384	$0.4312
On November 3, 2025, the Company declared a distribution on its Class A, Class B, Class C and Class D units of $0.4528 per unit payable on December 15, 2025 to unit holders of record as of December 1, 2025.

Cash Flow Discussion
The following tables reflect the changes in cash flows for the comparative periods:

	Nine months ended September 30,
	2025	2024	Change
	(In millions)
Net cash provided by operating activities	$509	$580	$(71)
Net cash used in investing activities	(739)	(674)	(65)
Net cash provided by (used in) financing activities	138	(283)	421
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Buy-out of the Mt. Storm commodity contract in 2025	$(63)
Decrease from changes in working capital primarily driven by the timing of accounts receivable collections and payments of accounts payable	(10)
Decrease in distributions from unconsolidated affiliates	(2)
Increase in operating income after adjusting for non-cash items	4
$(71)
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Decrease in cash paid for Drop Down Assets, net of cash acquired	$452
Decrease in capital expenditures	24
Cash paid for third party acquisitions, net of cash acquired, in 2025	(324)
Repayment of note receivable – affiliate in 2024 related to the Rosie Class B LLC loan issued to Clearway Renew	(184)
Decrease in the return of investment from unconsolidated affiliates	(24)
Other	(9)
$(65)
Net Cash Provided by (Used in) Financing Activities

Changes in net cash provided by (used in) financing activities were driven by:	(In millions)
Decrease in payments for long-term debt and increase in proceeds from issuance of long-term debt	$694
Proceeds from the revolving credit facility, net of payments in 2025	405
Decrease in contributions from noncontrolling interests, Clearway, Inc. and CEG, net of distributions	(643)
Increase in distributions paid to unit holders	(17)
Pro-rata distributions to Clearway, Inc. and CEG in 2025	(16)
Buyout of noncontrolling interest in 2025	(3)
Tax-related distributions in 2024	1
$421

Fair Value of Derivative Instruments
The Company may enter into energy-related commodity contracts to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2025, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2025. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2024	$(196)
Contracts realized or otherwise settled during the period	68
Changes in fair value	(111)
Fair value of contracts as of September 30, 2025	$(239)

	Fair value of contracts as of September 30, 2025
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$10	$8	$59	$8	$85
Level 3	(43)	(113)	(94)	(74)	(324)
Total	$(33)	$(105)	$(35)	$(66)	$(239)
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the long-term power commodity contracts would cause a change of approximately $4 million to the net value of the related derivatives as of September 30, 2025.
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
If all of the interest rate swaps had been discontinued on September 30, 2025, the counterparties would have owed the Company $83 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2025, a change of 1%, or 100 basis points, in interest rates would result in an approximately $8 million change in market interest expense on a rolling twelve-month basis.
As of September 30, 2025, the fair value of the Company’s debt was $8,162 million and the carrying value was $8,495 million. The Company estimates that a decrease of 1%, or 100 basis points, in market interest rates would have increased the fair value of its long-term debt by approximately $301 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
Insider Trading Plans
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1
Equity Distribution Agreement, dated as of August 6, 2025, by and among Clearway Energy, Inc., Clearway Energy LLC, Morgan Stanley & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC.
Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 6, 2025.
10.2†*	Purchase and Sale Agreement, dated as of October 3, 2025, by and among Cardinal Purchaser LLC, Deriva Energy, LLC, Symphony Breeze, LLC and Symphony Sun, LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2025.
10.3†*
Purchase and Sale Agreement, dated as of October 3, 2025, by and among Cardinal JV Purchaser LLC, Fengate Cardinal Blocker LLC, Fengate Yield (VCOC) UBTI Blocker LLC, Deriva Energy, LLC, Symphony Breeze, LLC and Symphony Sun, LLC.
Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2025.
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

CLEARWAY ENERGY LLC (Registrant)

/s/ CRAIG CORNELIUS
Craig Cornelius
President and Chief Executive Officer (Principal Executive Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: November 4, 2025	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)