Form 10-Q
period 2026-06-30
Clearway Energy LLC
filed 2026-08-05
CIK 1637757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

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
Yes ☐       No ☒
As of July 31, 2026, there were 42,738,750 Class B units outstanding, 121,174,960 Class C units outstanding, and 41,361,142 Class D units outstanding. There is no public market for the registrant's outstanding units.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 24, 2026
2028 Senior Notes	$850 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.75% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.75% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
2034 Senior Notes	$600 million aggregate principal amount of 5.75% unsecured senior notes due 2034, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ATM Program	At-The-Market Equity Offering Program
BESS	Battery energy storage system
CAFD	A non-GAAP measure, Cash Available for Distribution is defined as of June 30, 2026 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments and adjusted for development expenses
Cardinal Portfolio	610 MW portfolio of operational solar facilities located in eight states that the Company acquired on March 30, 2026, previously referred to as the Deriva Solar Portfolio.
Catalina	109 MW solar facility located in Kern County, California that the Company leases and operates
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Amended and Restated Master Services Agreement and Payroll Sharing Agreement, effective as of January 1, 2025, among the Company, Clearway, Inc., Clearway Energy Finance Inc., Clearway Energy Operating LLC and CEG
Class A Conversion	The conversion of each share of Clearway, Inc.’s Class A common stock into one share of Clearway, Inc.’s Class C common stock, which occurred on May 1, 2026.
Clearway, Inc.	Clearway Energy, Inc., the holder of the Company’s Class C units
Clearway Energy Group LLC	The holder of all shares of Clearway, Inc.’s Class B and Class D common stock and the Company’s Class B and Class D units and, from time to time, possibly shares of Clearway, Inc.’s Class C common stock. Clearway Energy Group LLC is a leading developer of renewable energy, energy storage and power infrastructure in the U.S.
Clearway Energy Operating LLC	The holder of facilities that are owned by the Company
Clearway Renew	Clearway Renew LLC, a subsidiary of CEG, and its wholly-owned subsidiaries
Company	Clearway Energy LLC, together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
Distributed Solar	Solar power facilities, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
DSPP	Direct Stock Purchase Plan
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GW	Gigawatt
HLBV	Hypothetical Liquidation at Book Value
Honeycomb Portfolio	Four BESS facilities under construction in Beaver County and Iron County, Utah, collectively representing 320 MW of capacity, which includes Enterprise, Escalante I, Granite Mountain East and Iron Springs that are co-located with the respective solar facilities
Honeycomb TargetCo	Honeycomb TargetCo LLC, the indirect owner of the Honeycomb Portfolio
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
Net Exposure	Counterparty credit exposure to Clearway Energy LLC, net of collateral
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
Palisade Plains Partnership	Palisade Plains Development Partnership LLC, the indirect owner of Goat Mountain
PG&E	Pacific Gas and Electric Company
PPA	Power Purchase Agreement
RENOM	Clearway Renewable Operation & Maintenance LLC, a wholly-owned subsidiary of CEG
RTO	Regional Transmission Organization
SCE	Southern California Edison
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes, the 2032 Senior Notes and the 2034 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
U.S.	United States of America
Utility Scale Solar	Solar power facilities, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Operating Revenues
Total operating revenues	$481	$392	$835	$690
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	149	130	283	252
Depreciation, amortization and accretion	196	163	377	326
General and administrative	14	10	25	20
Transaction and integration costs	5	2	12	5
Total operating costs and expenses	364	305	697	603
Operating Income	117	87	138	87
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	11	7	16	12
Other income, net	8	8	16	15
Loss on debt extinguishment	(3)	—	(5)	—
Interest expense	(105)	(83)	(206)	(199)
Total other expense, net	(89)	(68)	(179)	(172)
Net Income (Loss)	28	19	(41)	(85)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(229)	(45)	(413)	(144)
Net Income Attributable to Clearway Energy LLC	$257	$64	$372	$59
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Net Income (Loss)	$28	$19	$(41)	$(85)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivatives and changes in accumulated OCI/OCL	22	(17)	33	(23)
Other comprehensive income (loss)	22	(17)	33	(23)
Comprehensive Income (Loss)	50	2	(8)	(108)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(227)	(46)	(410)	(147)
Comprehensive Income Attributable to Clearway Energy LLC	$277	$48	$402	$39
See accompanying notes to consolidated financial statements.

View Report
CLEARWAY ENERGY LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$250	$231
Restricted cash	292	587
Accounts receivable — trade	296	162
Accounts receivable — affiliates	2	1
Inventory	88	75
Derivative instruments	47	29
Prepayments and other current assets	82	63
Total current assets	1,057	1,148
Property, plant and equipment, net	11,686	11,596
Other Assets
Equity investments in affiliates	375	291
Intangible assets for power purchase agreements, net	2,323	2,294
Other intangible assets, net	65	66
Derivative instruments	146	127
Right-of-use assets, net	769	714
Other non-current assets	311	208
Total other assets	3,989	3,700
Total Assets	$16,732	$16,444
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current portion of long-term debt — external	$570	$708
Current portion of long-term debt — affiliate	4	6
Accounts payable — trade	130	95
Accounts payable — affiliates	27	32
Derivative instruments	14	52
Accrued interest expense	72	52
Accrued expenses and other current liabilities	68	78
Total current liabilities	885	1,023
Other Liabilities
Long-term debt — external	8,491	7,898
Deferred income taxes	1	2
Derivative instruments	79	308
Long-term lease liabilities	829	796
Other non-current liabilities	468	389
Total other liabilities	9,868	9,393
Total Liabilities	10,753	10,416
Redeemable noncontrolling interest in subsidiaries	124	103
Commitments and Contingencies
Members’ Equity
Contributed capital	489	641
Retained earnings	1,057	875
Accumulated other comprehensive income (loss)	20	(10)
Noncontrolling interest	4,289	4,419
Total Members’ Equity	5,855	5,925
Total Liabilities and Members’ Equity	$16,732	$16,444
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(In millions)	2026	2025
Cash Flows from Operating Activities
Net Loss	$(41)	$(85)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(16)	(12)
Distributions from unconsolidated affiliates	15	13
Depreciation, amortization and accretion	377	326
Amortization of financing costs and debt discounts	9	7
Amortization of intangibles and out-of-market contracts	101	88
Loss on debt extinguishment	5	—
Reduction in carrying amount of right-of-use assets	8	8
Changes in derivative instruments and amortization of accumulated OCI/OCL	(53)	22
Changes in other working capital	(70)	(84)
Net Cash Provided by Operating Activities	335	283
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(226)	(211)
Acquisition of Drop Down Assets, net of cash acquired	(81)	(77)
Capital expenditures	(159)	(132)
Payments for equipment deposits and asset purchases from affiliate	(112)	—
Return of investment from unconsolidated affiliates	8	10
Investments in unconsolidated affiliates	(91)	—
Other	4	12
Net Cash Used in Investing Activities	(657)	(398)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	22	343
Contributions from Clearway, Inc., net of distributions	281	8
(Distributions to) contributions from CEG, net	(141)	37
Proceeds from the issuance of Class C units	50	—
Payments of distributions	(190)	(176)
Pro-rata distributions to Clearway, Inc. and CEG	—	(16)
Buyout of noncontrolling interest	(3)	—
Proceeds from the revolving credit facility	60	112
Payments for the revolving credit facility	(361)	—
Proceeds from the issuance of long-term debt — external	1,006	362
Proceeds from the issuance of long-term debt — affiliate	—	5
Payments for long-term debt — external	(647)	(498)
Payments of debt issuance costs	(27)	(7)
Payments for long-term debt — affiliate	(2)	(1)
Other	(2)	(1)
Net Cash Provided by Financing Activities	46	168
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(276)	53
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	818	733
Cash, Cash Equivalents and Restricted Cash at End of Period	$542	$786
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
For the Six Months Ended June 30, 2026
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Members’ Equity
Balances at December 31, 2025	$641	$875	$(10)	$4,419	$5,925
Net income (loss)	—	115	—	(146)	(31)
Unrealized gain on derivatives and changes in accumulated OCL	—	—	10	1	11
Distributions to CEG, net of contributions, cash	(64)	—	—	—	(64)
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	(178)	(178)
Contributions from Clearway, Inc., cash	4	—	—	278	282
Transfers of assets under common control	(1)	—	—	—	(1)
Cardinal Portfolio acquisition	—	—	—	2	2
Buyout of noncontrolling interest	3	—	—	(6)	(3)
Proceeds from issuance of Class C units	50	—	—	—	50
Distributions paid to Clearway, Inc.	—	(56)	—	—	(56)
Distributions paid to CEG Class B and Class D unit holders	—	(39)	—	—	(39)
Other	—	1	—	(1)	—
Balances at March 31, 2026	633	896	—	4,369	5,898
Net income (loss)	—	257	—	(37)	220
Unrealized gain on derivatives and changes in accumulated OCL	—	—	20	2	22
Distributions to CEG, net of contributions, cash	(62)	—	—	—	(62)
Distributions to Clearway, Inc., cash	—	—	—	(1)	(1)
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	(45)	(45)
Transfers of assets under common control	(81)	—	—	—	(81)
Distributions paid to Clearway, Inc.	—	(56)	—	—	(56)
Distributions paid to CEG Class B and Class D unit holders	—	(39)	—	—	(39)
Other	(1)	(1)	—	1	(1)
Balances at June 30, 2026	$489	$1,057	$20	$4,289	$5,855
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
For the Six Months Ended June 30, 2025
(Unaudited)

(In millions)	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Members’ Equity
Balances at December 31, 2024	$911	$894	$7	$3,829	$5,641
Net loss	—	(5)	—	(99)	(104)
Unrealized loss on derivatives and changes in accumulated OCI	—	—	(4)	(2)	(6)
Distributions to CEG, net of contributions, cash	(2)	—	—	—	(2)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	51	51
Distributions to noncontrolling interests, non-cash	—	—	—	(4)	(4)
Transfers of assets under common control	(97)	—	(2)	88	(11)
Distributions paid to Clearway, Inc.	—	(51)	—	—	(51)
Distributions paid to CEG Class B and Class D unit holders	—	(36)	—	—	(36)
Other	1	—	—	—	1
Balances at March 31, 2025	813	802	1	3,863	5,479
Net income (loss)	—	64	—	(39)	25
Unrealized loss on derivatives and changes in accumulated OCI	—	—	(16)	(1)	(17)
Contributions from CEG, net of distributions, cash	46	—	—	—	46
Contributions from Clearway, Inc., cash	—	—	—	8	8
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	238	238
Pro-rata distributions to Clearway Inc. and CEG	—	(16)	—	—	(16)
Transfers of assets under common control	(190)	—	(9)	92	(107)
Distributions paid to Clearway, Inc.	—	(51)	—	—	(51)
Distributions paid to CEG Class B and Class D unit holders	—	(38)	—	—	(38)
Other	—	—	—	1	1
Balances at June 30, 2025	$669	$761	$(24)	$4,162	$5,568
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
The Company is one of the largest owners of clean energy generation assets in the U.S. The Company’s portfolio comprises approximately 13.9 GW of gross capacity in 27 states, including approximately 11.1 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing distributions. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets.
Clearway Energy, Inc., or Clearway, Inc., consolidates the results of the Company through its controlling interest, with CEG’s interest shown as contributed capital in the Company’s consolidated financial statements. The holders of Clearway, Inc.’s outstanding shares of Class C common stock are entitled to dividends as declared. CEG receives its distributions from the Company through its ownership of the Company’s Class B and Class D units. From time to time, CEG may also hold shares of Clearway, Inc.’s Class A and/or Class C common stock.
As of June 30, 2026, Clearway, Inc. owned 59.03% of the economic interests of the Company, with CEG owning 40.97% of the economic interests of the Company.
The diagram below represents a summarized structure of the Company as of June 30, 2026:

Clearway Energy Group LLC
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 54.88% Voting Interest
Clearway Energy, Inc.
Class C Common Stock Aggregate 45.12% Voting Interest
Class B Units and Class D Units Aggregate 40.97% Economic Interest
Sole Managing Member Class C Units Aggregate 59.03% Economic Interest
Clearway Energy LLC
Clearway Energy Operating LLC
Operating companies

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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2026 and December 31, 2025, and results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2026 and 2025.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at subsidiary facilities was $247 million and $194 million as of June 30, 2026 and December 31, 2025, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
	(In millions)
Cash and cash equivalents	$250	$231
Restricted cash	292	587
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$542	$818
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s facilities that are restricted in their use. As of June 30, 2026, these restricted funds were comprised of $130 million designated to fund operating expenses, $40 million designated for current debt service payments and $90 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $32 million is held in distribution reserve accounts. In January 2026, the Company distributed $174 million to the tax equity investor in Rosie South TE Holdco LLC related to transferable ITCs for the Rosamond South I solar and BESS facility that were included in restricted cash as of December 31, 2025.

Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets for power purchase agreements, net and other intangible assets, net:

	June 30, 2026	December 31, 2025
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$5,030	$4,673
Intangible Assets Accumulated Amortization	1,485	1,382
Redeemable Noncontrolling Interests
To the extent that a third party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. The following table reflects the changes in the Company’s redeemable noncontrolling interest balance:

(In millions)
Balance at December 31, 2025	$103
Cash contributions from redeemable noncontrolling interests, net of distributions	245
Non-cash contribution from redeemable noncontrolling interests	6
Comprehensive loss attributable to redeemable noncontrolling interests	(230)
Balance at June 30, 2026	$124
Revenue Recognition
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category:

	Three months ended June 30, 2026
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$8	$389	$397
Capacity revenue (a)	66	42	108
Other revenues	—	25	25
Contract amortization	(4)	(47)	(51)
Mark-to-market for economic hedges	16	(14)	2
Total operating revenues	86	395	481
Less: Contract amortization	4	47	51
Less: Mark-to-market for economic hedges	(16)	14	(2)
Less: Lease revenue	(25)	(293)	(318)
Total revenue from contracts with customers	$49	$163	$212

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$—	$258	$258
Capacity revenue	25	35	60
Total	$25	$293	$318

	Three months ended June 30, 2025
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$5	$333	$338
Capacity revenue (a)	68	22	90
Other revenues	1	21	22
Contract amortization	(4)	(41)	(45)
Mark-to-market for economic hedges	(20)	7	(13)
Total operating revenues	50	342	392
Less: Contract amortization	4	41	45
Less: Mark-to-market for economic hedges	20	(7)	13
Less: Lease revenue	(29)	(244)	(273)
Total revenue from contracts with customers	$45	$132	$177

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$—	$232	$232
Capacity revenue	29	12	41
Total	$29	$244	$273

	Six months ended June 30, 2026
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue(a)	$15	$643	$658
Capacity revenue(a)	131	74	205
Other revenues	1	40	41
Contract amortization	(9)	(92)	(101)
Mark-to-market for economic hedges	9	23	32
Total operating revenues	147	688	835
Less: Contract amortization	9	92	101
Less: Mark-to-market for economic hedges	(9)	(23)	(32)
Less: Lease revenue	(54)	(472)	(526)
Total revenue from contracts with customers	$93	$285	$378

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$1	$413	$414
Capacity revenue	53	59	112
Total	$54	$472	$526

	Six months ended June 30, 2025
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$11	$575	$586
Capacity revenue (a)	132	43	175
Other revenues	2	40	42
Contract amortization	(9)	(80)	(89)
Mark-to-market for economic hedges	(18)	(6)	(24)
Total operating revenues	118	572	690
Less: Contract amortization	9	80	89
Less: Mark-to-market for economic hedges	18	6	24
Less: Lease revenue	(58)	(425)	(483)
Total revenue from contracts with customers	$87	$233	$320

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$1	$400	$401
Capacity revenue	57	25	82
Total	$58	$425	$483
Contract Balances
The following table reflects the contract assets included on the Company’s consolidated balance sheets:

	June 30, 2026	December 31, 2025
	(In millions)
Accounts receivable, net - Contracts with customers	$141	$76
Accounts receivable, net - Leases	155	86
Total accounts receivable, net	$296	$162
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
Recent Accounting Standards Not Yet Adopted
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The guidance is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual periods. The amendment must be applied retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. Early adoption is permitted. As of June 30, 2026, the Company has not elected to early adopt the standard and is evaluating the effect of the new guidance on its consolidated financial statements.

Note 3 — Acquisitions
Cardinal Portfolio Acquisition — On March 30, 2026, the Company, through its indirect subsidiaries, Cardinal Purchaser LLC and Cardinal JV Purchaser LLC, completed the acquisition of the Cardinal Portfolio, a 610 MW portfolio of operational solar facilities located in eight states, for net cash consideration of $322 million, which includes post-closing adjustments of $2 million. Of the net consideration, $242 million related to facilities consolidated by the Company and $80 million related to facilities held through a joint venture with a third-party investor. The joint venture includes 12 facilities located in the western U.S., comprising 225 MW. The Company’s investment in the joint venture is accounted for under the equity method, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. The Cardinal Portfolio has a weighted average remaining contract duration of approximately 10 years. The Cardinal Portfolio is reflected in the Renewables & Storage segment and the acquisition was funded with $100 million in borrowings under the new financing arrangement entered into in connection with the acquisition, as further described in Note 7, Long-term Debt, as well as existing sources of liquidity. After factoring in cash acquired, transaction expenses and proceeds from the related financing activities, the Company estimates its net capital investment in the Cardinal Portfolio will be approximately $240 million.
The Company accounted for the consolidated group of facilities acquired by Cardinal Purchaser LLC as a business combination under ASC 805, Business Combinations, or ASC 805. The following table presents the preliminary fair value estimates of the assets acquired and liabilities assumed by Cardinal Purchaser LLC as of the acquisition date:

(In millions)	Cardinal Portfolio (a)
Cash	$1
Restricted cash	15
Property, plant and equipment	314
Intangible assets for power purchase agreements	128
Right-of-use assets	62
Derivative assets	6
Other current and non-current assets	24
Total assets acquired	550

Long-term debt (b)	180
Long-term lease liabilities	39
Other current liabilities	3
Other non-current liabilities	84
Total liabilities assumed	306
Noncontrolling interest (c)	2
Net assets acquired	$242

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

The fair value measurement of the acquired assets, assumed liabilities and noncontrolling interests above remain preliminary. The Company expects to finalize the fair value estimates within the measurement period, which will not exceed one year from the acquisition date.
For the period from March 30, 2026 through June 30, 2026, the consolidated facilities contributed operating revenues of $22 million and net income of $7 million to the Company’s consolidated results.
The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 2025:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Operating revenues	$481	$409	$846	$722
Net income (loss)	28	19	(46)	(85)
The pro forma information includes adjustments to reflect the Company’s accounting policies and the impact of fair value adjustments to the consolidated facilities’ property, plant, and equipment, intangible assets and long-term debt.
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
The following table reflects the Company’s equity investments in unconsolidated affiliates as of June 30, 2026:

Name	Economic Interest	Investment Balance (a)
		(In millions)
Avenal	50%	$14
Cardinal Portfolio JV (b)	50%	92
Desert Sunlight	25%	209
Elkhorn Ridge	66.7%	(6)
GenConn (c)	50%	70
San Juan Mesa	75%	(4)
		$375

(a) The Company’s maximum exposure to loss is limited to its investment balances.
(b) Acquired on March 30, 2026. See Note 3, Acquisitions, for further discussion.
(c) GenConn is a VIE.
The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was $351 million as of June 30, 2026.
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

The following is a summary of significant activity during the six months ended June 30, 2026 related to the Company’s consolidated VIEs:
Palisade Plains Partnership — On February 19, 2026, Clearway Renew contributed its rights and interests in certain transformer supply agreements to Palisade Plains Development Partnership LLC, or Palisade Plains Partnership, an indirect subsidiary of the Company, in exchange for Class A membership interests. In connection with the transaction, Clearway Renew contributed $6 million for deposits related to the future delivery of equipment, which is included in other non-current assets on the Company’s consolidated balance sheet, and received a distribution of $5 million. The Class A membership interests held by Clearway Renew are reflected as redeemable noncontrolling interest on the Company’s consolidated balance sheet, as the arrangement provides Clearway Renew with the right to redeem their interests in the partnership for cash or other assets at a point in time. As of June 30, 2026, the redeemable noncontrolling interest balance associated with Clearway Renew’s Class A membership interests in the Palisade Plains Partnership was $1 million. Palisade Plains Partnership is a VIE that indirectly owns the Goat Mountain wind facility and whose purpose is to carry out the development, construction and completion of the repowering of the facility. Palisade Plains Development Partnership Holdco LLC, an indirect subsidiary of the Company, consolidates Palisade Plains Partnership as primary beneficiary through its Class B membership interests, which entitles the Company to 99% of distributable cash.
Summarized financial information for the Company’s consolidated VIEs consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
Other current assets	$309	$484
Property, plant and equipment	7,849	7,894
Other non-current assets	727	547
Total assets	$8,885	$8,925
Other current liabilities	$180	$241
Other non-current liabilities	2,145	2,353
Total liabilities	$2,325	$2,594
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
For cash and cash equivalents, restricted cash, accounts receivable — trade, accounts receivable — affiliates, accounts payable — trade, accounts payable — affiliates and accrued expenses and other current liabilities, the carrying amounts approximate fair value because of the short-term maturity of those instruments.
The carrying amounts and estimated fair values of the Company’s recorded financial instruments not carried at fair market value or that does not approximate fair value are as follows:

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion — affiliate	$4	$4	$6	$6
Long-term debt, including current portion — external (a)	9,141	8,787	8,676	8,382

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

	As of June 30, 2026		As of December 31, 2025
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$2,611	$6,180	$2,038	$6,350
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheets. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2026		As of December 31, 2025
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2 (b)	Level 3	Level 2 (b)	Level 3
Derivative assets:
Energy-related commodity contracts (c)	$—	$20	$1	$13
Interest rate contracts	173	—	142	—
Other financial instruments (d)	—	4	—	7
Total assets	$173	$24	$143	$20
Derivative liabilities:
Energy-related commodity contracts (e)	$—	$82	$—	$333
Interest rate contracts	11	—	27	—
Total liabilities	$11	$82	$27	$333

(a) There were no derivative assets or liabilities classified as Level 1 as of June 30, 2026 and December 31, 2025.
(b) The Company’s interest rate swaps are measured at fair value using an income approach, which uses readily observable inputs, such as forward interest rates (e.g., SOFR) and contractual terms to estimate fair value.
(c) Includes short-term backbone transportation service contracts classified as Level 2 and heat rate call option commodity contracts classified as Level 3.
(d) Includes SREC contract.
(e) Includes long-term power commodity contracts and heat rate call option commodity contracts classified as Level 3. As of June 30, 2026 and December 31, 2025, $80 million and $330 million, respectively, related to long-term power commodity contracts, and $2 million and $3 million, respectively, related to heat rate call option commodity contracts.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(168)	$(363)	$(313)	$(352)
Settlements	8	33	11	40
Transfers out of Level 3 (a)	96	—	211	—
Total gains (losses) for the period included in earnings	6	(15)	33	(33)
Ending balance	$(58)	$(345)	$(58)	$(345)
Change in unrealized gains included in earnings for derivatives and other financial instruments held as of June 30, 2026	$6		$33

(a) During 2026, the Company restructured the Mesquite Sky, Langford and Elbow Creek energy-related commodity contracts, resulting in the derecognition of the related derivative liabilities and classification as in-substance financings, as further described in Note 7, Long-term Debt.
Derivative and Financial Instruments Fair Value Measurements
The Company’s contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy-related commodity contracts, which includes long-term power commodity contracts and heat rate call option commodity contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of June 30, 2026, contracts valued with prices provided by models and other valuation techniques make up 10% of derivative assets, 88% of derivative liabilities and 100% of other financial instruments.
The Company’s significant positions classified as Level 3 relate to physical and financial energy-related contracts, including long-term power commodity contracts and heat rate call option commodity contracts executed in illiquid markets. The significant unobservable inputs used in developing fair value include illiquid power tenors and location pricing, which is derived by extrapolating pricing as a basis to liquid locations. The tenor pricing and basis spread are based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available.
The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions:

	June 30, 2026
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Long-term Power Commodity Contracts	$—	$80	Discounted Cash Flow	Forward Market Price ($ per MWh)	$31.47	$79.85	$48.47
Heat Rate Call Option Commodity Contracts	20	2	Option Model	Forward Market Price ($ per MWh)	2.26	256.49	44.08
			Option Model	Forward Market Price ($ per MMBtu)	2.15	9.91	2.66
Other Financial Instruments	4	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	57,935 MWh	115,869 MWh	97,214 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2026:

Type	Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Energy-Related Commodity Contracts	Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Energy-Related Commodity Contracts	Forward Market Price Gas	Sell	Increase/(Decrease)	Higher/(Lower)
Other Financial Instruments	Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of June 30, 2026, the non-performance reserve was a $2 million gain recorded primarily to total operating revenues in the consolidated statements of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.

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
Note 6 — Derivative Instruments and Hedging Activities
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments that may arise in connection with its non-recourse debt or a potential refinancing of its Senior Notes. As of June 30, 2026, the Company had interest rate derivative instruments extending through 2036, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodity Contracts
As of June 30, 2026, the Company had energy-related derivative instruments extending through 2032. At June 30, 2026, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		June 30, 2026	December 31, 2025
Commodity	Units	(In millions)
Power	MWh	(23)	(29)
Natural Gas	MMBtu	2	5
Interest	Dollars	$3,971	$4,080

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$9	$2	$2	$6
Interest rate contracts long-term	42	29	8	21
Total Derivatives Designated as Cash Flow Hedges	$51	$31	$10	$27
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$24	$17	$—	$—
Interest rate contracts long-term	98	94	1	—
Energy-related commodity contracts current	14	10	12	46
Energy-related commodity contracts long-term	6	4	70	287
Total Derivatives Not Designated as Cash Flow Hedges	$142	$125	$83	$333
Total Derivatives	$193	$156	$93	$360
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of June 30, 2026 and December 31, 2025, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of June 30, 2026	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$20	$—	$20
Derivative liabilities	(82)	—	(82)
Total energy-related commodity contracts	$(62)	$—	$(62)
Interest rate contracts
Derivative assets	$173	$—	$173
Derivative liabilities	(11)	—	(11)
Total interest rate contracts	$162	$—	$162
Total derivative instruments	$100	$—	$100

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2025	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$14	$—	$14
Derivative liabilities	(333)	—	(333)
Total energy-related commodity contracts	$(319)	$—	$(319)
Interest rate contracts
Derivative assets	$142	$—	$142
Derivative liabilities	(27)	—	(27)
Total interest rate contracts	$115	$—	$115
Total derivative instruments	$(204)	$—	$(204)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated OCI (OCL) balance attributable to interest rate swaps designated as cash flow hedge derivatives:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Accumulated OCI (OCL) beginning balance	$5	$5	$(6)	$15
Rosamond South I Drop Down (a)	—	—	—	(4)
Daggett 1 Drop Down	—	(6)	—	(6)
Luna Valley Drop Down	—	(8)	—	(8)
Pine Forest Drop Down	—	5	—	5
Reclassified from accumulated OCI/OCL to income due to realization of previously deferred amounts	1	—	2	—
Mark-to-market of cash flow hedge accounting contracts	21	(17)	31	(23)
Accumulated OCI (OCL) ending balance	27	(21)	27	(21)
Accumulated OCI attributable to noncontrolling interests	7	3	7	3
Accumulated OCI (OCL) attributable to Clearway Energy LLC	$20	$(24)	$20	$(24)
Gains expected to be realized from OCI during the next 12 months	$6		$6

(a) Represents $2 million attributable to the Company and $2 million attributable to noncontrolling interests.
Amounts reclassified from accumulated OCI/OCL into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Operations
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Interest Rate Contracts (Interest expense)	$7	$2	$7	$(32)
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Total operating revenues) (a)	5	(10)	35	(21)
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Cost of operations) (b)	(1)	—	(1)	—

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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2025 Form 10-K. The Company’s borrowings, including short-term and long-term portions, consisted of the following:

	Maturity Date	June 30, 2026	December 31, 2025	Interest Rate (a)
		(In millions)
Intercompany Note with Clearway, Inc.	2026	$4	$6	3.79%
Senior Notes	2028-2034	2,725	2,125	3.750% - 5.750%
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility (b) (c)	2028	60	361	S+1.750%
Non-recourse facility-level debt:
Fixed rate	2031-2040	3,195	3,001	2.339% - 8.000%
Variable rate	2026-2036	3,157	3,187	S+1.375% - 2.750%
Total debt		9,141	8,680
Less current maturities		(574)	(714)
Less net debt issuance costs		(80)	(70)
Add premiums (d)		4	2
Total long-term debt		$8,491	$7,898

(a) As of June 30, 2026, S+ equals SOFR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) During July 2026, the Company borrowed an additional $45 million under the revolving credit facility and subsequently repaid $50 million. As of July 31, 2026, the Company had $55 million in outstanding borrowings under the revolving credit facility.
(d) Premiums relate to the 2028 Senior Notes and the debt assumed in the Cardinal Portfolio acquisition.
As of June 30, 2026, the Company had $1,340 million in letters of credit outstanding, $198 million of which is related to the Company’s revolving credit facility.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of June 30, 2026, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the six months ended June 30, 2026.
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
Facility-level Debt
Commodity Contract Restructuring Transactions
The Company completed the following restructuring activities related to certain long-term commodity contracts associated with its wind facilities. In connection with each restructuring, the Company entered into a new 15-year PPA with a commercial or investment-grade counterparty.

Elbow Creek Restructuring
On June 25, 2026, the Company restructured its existing energy‑related commodity contract associated with the Elbow Creek wind facility, which resulted in an in‑substance financing to settle existing derivative liabilities over time. As a result of the restructuring, the Company derecognized derivative liabilities with a fair value of $46 million, as well as $8 million owed to the counterparty that was previously included in other non‑current liabilities. The Company also paid $20 million, which was used to settle the non-current liability and partially settle the outstanding derivative liability, resulting in a term financing obligation with an initial carrying amount of $34 million. The financing obligation is repaid through fixed monthly payments beginning in July 2026 and matures on October 31, 2032. Total payments over the term of the arrangement are $40 million, which implies an effective interest rate of approximately 5.493%. Interest expense is recognized over the term of the obligation using the effective interest method.
Langford Restructuring
On June 10, 2026, the Company restructured its existing energy‑related commodity contract associated with the Langford wind facility, which resulted in an in‑substance financing to settle existing derivative liabilities over time. As a result of the restructuring, the Company derecognized derivative liabilities with a fair value of $62 million and recognized a term financing obligation with an initial carrying amount of $62 million. The financing obligation is repaid through fixed monthly payments beginning in July 2026 and matures on June 30, 2033. Total payments over the term of the arrangement are $75 million, which implies an effective interest rate of approximately 5.749%. Interest expense is recognized over the term of the obligation using the effective interest method.
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
Third-Party Acquisition
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
In connection with the acquisition of the Cardinal Portfolio on March 30, 2026, as further described in Note 3, Acquisitions, the Company assumed existing facility‑level debt associated with certain of the acquired facilities. The assumed debt is secured by the respective facilities and is non‑recourse to the Company. In accordance with ASC 805, the assumed debt was recorded at its estimated fair value as of the acquisition date. On April 27, 2026, the Company made an early partial repayment of $17 million of the assumed facility-level debt. The assumed facility‑level debt has maturities ranging from 2032 through 2036.

Drop Down Transactions
Honeycomb Portfolio
On May 1, 2026, when the Honeycomb Portfolio BESS facilities reached substantial completion, the Company paid $81 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of Honeycomb TargetCo LLC, or Honeycomb TargetCo, from Clearway Renew, which occurred on October 15, 2025. The Company’s additional purchase price was funded with existing sources of liquidity. The Company’s entire additional purchase price was recorded as an adjustment to contributed capital. The Company’s total capital investment in Honeycomb TargetCo was $97 million. Also, on May 1, 2026, the tax equity investor in Honeycomb TE Holdco LLC contributed an additional $254 million, which was utilized along with the $60 million previously held in escrow, to repay the $234 million tax equity bridge loan and to pay $13 million in associated fees with the remaining $67 million distributed to CEG. Prior to substantial completion being reached, the Company borrowed an additional $71 million in construction loans during 2026, and on May 1, 2026, the total outstanding construction loans were converted to a term loan in the amount of $327 million that matures on May 1, 2031.
Goat Mountain Repowering
On February 27, 2026, the Company, through its indirect subsidiaries, Goat Mountain Class B Holdco LLC and Goat Wind LLC, as co-borrowers, entered into a financing arrangement for non-recourse debt for a total commitment of $703 million, which consists of a construction loan that converts to a five-year term loan upon the repowering of the facility reaching substantial completion, which is expected to occur in the second half of 2027, as well as bridge loans to be repaid with the proceeds from the tax equity investor. The construction loan and bridge loans bear interest at a rate of SOFR plus 1.50% and mature on the term conversion date. The Company’s initial borrowing of $140 million was utilized to pay $88 million under the development services agreement, as further described in Note 10, Related Party Transactions, $15 million in debt issuance costs that were deferred and $5 million in capital expenditures. Under the financing arrangement, the Company borrowed $231 million through June 30, 2026.
Pine Forest
On January 15, 2026, the Company repaid the $231 million outstanding on the tax credit transfer bridge loan utilizing the proceeds received from Pine Forest TE HoldCo LLC’s sale of transferable ITCs and distributed the remaining $51 million to CEG.
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

During January 2026, Clearway, Inc. issued 1,445,244 shares of its Class C common stock under the DSPP for gross proceeds of $50 million and incurred fees of less than $1 million, which were exchanged for 1,445,244 of the Company’s Class C units. As of June 30, 2026, 1,061,554 shares of Clearway, Inc.’s Class C common stock remained available for issuance under the DSPP.
Distributions
The following table lists distributions paid on the Company’s Class A, B, C and D units during the six months ended June 30, 2026:

	Second Quarter 2026	First Quarter 2026
Distributions per Class A unit	$—	$0.4602
Distributions per Class B, C and D unit	0.4676	0.4602
As a result of the Class A Conversion discussed above, the Company no longer has any Class A units outstanding, and holders of the Company’s former Class A units converted into Class C units remain entitled to receive distributions, if declared by the Company, on the same basis as prior to the conversion.
On August 4, 2026, the Company declared a distribution on its Class B, Class C, and Class D units of $0.4750 per unit payable on September 15, 2026 to unit holders of record as of September 1, 2026.
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

	Three months ended June 30, 2026
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$86	$395	$—	$481
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	29	120	—	149
Depreciation, amortization and accretion	28	168	—	196
General and administrative	—	—	14	14
Transaction and integration costs	—	—	5	5
Operating income (loss)	29	107	(19)	117
Equity in earnings of unconsolidated affiliates	—	11	—	11
Other income, net	1	6	1	8
Loss on debt extinguishment	—	(3)	—	(3)
Interest expense	(8)	(65)	(32)	(105)
Net Income (Loss)	22	56	(50)	28
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	—	(229)	—	(229)
Net Income (Loss) Attributable to Clearway Energy LLC	$22	$285	$(50)	$257
Balance Sheet
Capital expenditures (b)	$1	$46	$—	$47

(a) Includes eliminations.
(b) Includes accruals.

	Three months ended June 30, 2025 (as revised) (a)
(In millions)	Flexible Generation	Renewables & Storage	Corporate (b)	Total
Operating revenues	$50	$342	$—	$392
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	24	106	—	130
Depreciation, amortization and accretion	28	135	—	163
General and administrative	—	—	10	10
Transaction and integration costs	—	—	2	2
Operating (loss) income	(2)	101	(12)	87
Equity in earnings of unconsolidated affiliates	—	7	—	7
Other income, net	1	6	1	8
Interest expense	(10)	(50)	(23)	(83)
Net (Loss) Income	(11)	64	(34)	19
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	—	(45)	—	(45)
Net (Loss) Income Attributable to Clearway Energy LLC	$(11)	$109	$(34)	$64
Balance Sheet
Capital expenditures (c)	$—	$51	$—	$51

(a) The following amounts were revised for the Renewables & Storage and Corporate segments:

	Three months ended June 30, 2025
(In millions)	As Previously Reported	Adjustments	As Revised
Renewables & Storage Segment:
Net loss attributable to noncontrolling interests	$(50)	$5	$(45)
Net income attributable to Clearway Energy LLC	114	(5)	109
(b) Includes eliminations.
(c) Includes accruals.

	Six months ended June 30, 2026
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$147	$688	$—	$835
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	59	224	—	283
Depreciation, amortization and accretion	56	321	—	377
General and administrative	—	—	25	25
Transaction and integration costs	—	—	12	12
Operating income (loss)	32	143	(37)	138
Equity in earnings of unconsolidated affiliates	2	14	—	16
Other income, net	2	11	3	16
Loss on debt extinguishment	—	(5)	—	(5)
Interest expense	(16)	(122)	(68)	(206)
Net Income (Loss)	20	41	(102)	(41)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	—	(413)	—	(413)
Net Income (Loss) Attributable to Clearway Energy LLC	$20	$454	$(102)	$372
Balance Sheet
Equity investments in affiliates	$70	$305	$—	$375
Capital expenditures (b)	5	124	—	129
Total Assets	$1,770	$14,876	$86	$16,732

(a) Includes eliminations.
(b) Includes accruals.

	Six months ended June 30, 2025 (as revised) (a)
(In millions)	Flexible Generation	Renewables & Storage	Corporate (b)	Total
Operating revenues	$118	$572	$—	$690
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	55	197	—	252
Depreciation, amortization and accretion	56	270	—	326
General and administrative	—	—	20	20
Transaction and integration costs	—	—	5	5
Operating income (loss)	7	105	(25)	87
Equity in earnings of unconsolidated affiliates	—	12	—	12
Other income, net	2	11	2	15
Interest expense	(18)	(134)	(47)	(199)
Net Loss	(9)	(6)	(70)	(85)
Less: Net loss attributable to noncontrolling interests	—	(144)	—	(144)
Net (Loss) Income Attributable to Clearway Energy LLC	$(9)	$138	$(70)	$59
Balance Sheet
Equity investments in affiliates	$73	$224	$—	$297
Capital expenditures (c)	2	87	—	89
Total Assets	$1,879	$14,083	$64	$16,026

(a) The following amounts were revised for the Renewables & Storage segment:

	Six months ended June 30, 2025
(In millions)	As Previously Reported	Adjustments	As Revised
Renewables & Storage Segment:
Net loss attributable to noncontrolling interests	$(161)	$17	$(144)
Net income attributable to Clearway Energy LLC	155	(17)	138
(b) Includes eliminations.
(c) Includes accruals.
Note 10 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of CEG provide services to the Company and its operating subsidiaries. Amounts due to CEG subsidiaries are recorded as accounts payable — affiliates and amounts due to the Company from CEG subsidiaries are recorded as accounts receivable — affiliates in the Company’s consolidated balance sheets. The disclosures below summarize the Company’s material related party transactions with CEG and its subsidiaries. This footnote should be read in conjunction with the complete description under Item 15 — Note 13, Related Party Transactions, to the consolidated financial statements included in the Company’s 2025 Form 10-K.
Goat Mountain Development Services Agreement with Clearway Renew
Pursuant to the development services agreement entered into in July 2025, in connection with the closing of the Goat Mountain construction financing on February 27, 2026, as further described in Note 7, Long-term Debt, the Company acquired assets totaling $106 million, consisting of $98 million for deposits related to the future delivery of equipment, which is included in other non-current assets on the Company’s consolidated balance sheet, and $8 million of capital expenditures. Of this amount, $70 million was paid to Clearway Renew on February 27, 2026, with the remaining $36 million paid to Clearway Renew in June 2026. Also on February 27, 2026, the Company paid Clearway Renew $18 million in fees under the development services agreement, which is included in the line item distributions to CEG, net of contributions, in the consolidated statements of members’ equity. The Company estimates that its total capital investment in the Goat Mountain repowering will be $200 million, subject to closing adjustments.

O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various subsidiaries of the Company in the Renewables & Storage segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $25 million and $20 million for the three months ended June 30, 2026 and 2025, respectively. The Company incurred total expenses for these services of $46 million and $41 million for the six months ended June 30, 2026 and 2025, respectively. Expenses for these services are included in cost of operations in the consolidated statements of operations. There was a balance of $15 million and $8 million due to RENOM as of June 30, 2026 and December 31, 2025, respectively.
Administrative Services Agreements by and between the Company and CEG
Various subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Clearway Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred total expenses for these services of $8 million and $6 million for the three months ended June 30, 2026 and 2025, respectively. The Company incurred expenses under these agreements of $14 million and $11 million for the six months ended June 30, 2026 and 2025, respectively. Expenses for these services are included in cost of operations in the consolidated statements of operations. There was a balance of $6 million and $3 million due to CEG as of June 30, 2026 and December 31, 2025, respectively.
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
The Company incurred expenses under the CEG Master Services Agreement of $6 million for each of the three months ended June 30, 2026 and 2025. The Company incurred expenses under the CEG Master Services Agreement of $13 million and $12 million for the six months ended June 30, 2026 and 2025, respectively. Expenses for these services are included in general and administrative in the consolidated statements of operations.
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

A summary of the corrections to the impacted financial statement line items is presented below:

	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(Unaudited)			(Unaudited)
Consolidated Statement of Operations
Net loss attributable to noncontrolling interests	$(50)	$5	$(45)	$(161)	$17	$(144)
Net income attributable to Clearway Energy LLC	$69	$(5)	$64	$76	$(17)	$59
Consolidated Statement of Comprehensive Income
Comprehensive loss attributable to noncontrolling interests	$(51)	$5	$(46)	$(164)	$17	$(147)
Comprehensive income attributable to Clearway Energy LLC	$53	$(5)	$48	$56	$(17)	$39
Consolidated Balance Sheet (As of June 30, 2025)
Redeemable noncontrolling interest in subsidiaries	$38	$7	$45
Retained earnings	778	(17)	761
Noncontrolling interest	4,152	10	4,162
Total Members’ Equity	$5,575	$(7)	$5,568
Consolidated Statements of Members’ Equity
Retained Earnings:
Net income	$69	$(5)	$64
Retained Earnings at June 30, 2025	$778	$(17)	$761
Noncontrolling Interest:
Net loss	$(37)	$(2)	$(39)
Noncontrolling Interest at June 30, 2025	$4,152	$10	$4,162
See Note 9, Segment Reporting, for more details related to the revisions included in the notes to the financial statements.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company’s historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company’s consolidated financial statements to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2026 and 2025. Also refer to the Company’s 2025 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition.
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
The Company is one of the largest owners of clean energy generation assets in the U.S. The Company’s portfolio comprises approximately 13.9 GW of gross capacity in 27 states, including approximately 11.1 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing distributions. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of the Company’s Renewables & Storage segment offtake agreements was approximately 12 years as of June 30, 2026 based on CAFD.
As of June 30, 2026, the Company’s operating assets are comprised of the following facilities:

		Capacity
	Percentage	Rated	Net	Contract
Facilities	Ownership	MW	MW (a)	Counterparty	Expiration
Flexible Generation
Carlsbad	100%	523	523	SDG&E	2038
El Segundo	100%	546	546	Various	2027 - 2029
GenConn Devon	50%	190	95	Connecticut Light & Power	2040
GenConn Middletown	50%	190	95	Connecticut Light & Power	2041
Marsh Landing	100%	820	820	Various	2026 - 2030
Walnut Creek	100%	501	501	Various	2026 - 2027
Total Flexible Generation		2,770	2,580
Utility Scale Solar
Agua Caliente	51%	290	148	PG&E	2039
Alpine	100%	66	66	PG&E	2033
Arica (b)	40%	263	105	Various	2036 - 2041
Avenal	50%	45	23	PG&E	2031
Buckthorn Solar (b)	100%	150	150	City of Georgetown, TX	2043
Cardinal Portfolio JV (c)	50%	95	48	Various	2035 - 2041
Catalina (d)	—% (d)	109	109	SDG&E	2038
Conetoe (c)	100%	80	80	Corning Inc. and Lockheed Martin	2040
CVSR	100%	250	250	PG&E	2038
Daggett 2 (b)	25%	182	46	Various	2038
Daggett 3 (b)	25%	300	75	Various	2033 - 2038
Desert Sunlight 250	25%	250	63	SCE	2034
Desert Sunlight 300	25%	300	75	PG&E	2039
Enterprise	100%	80	80	PacifiCorp	2036
Escalante I	100%	80	80	PacifiCorp	2036
Escalante II	100%	80	80	PacifiCorp	2036
Escalante III	100%	80	80	PacifiCorp	2036
Granite Mountain East	100%	80	80	PacifiCorp	2036
Granite Mountain West	100%	50	50	PacifiCorp	2036
Iron Springs	100%	80	80	PacifiCorp	2036
Luna Valley (b)	100%	200	200	Various	2040 - 2045
Mililani I (b)	50%	39	20	Hawaiian Electric Company	2042
Oahu Solar (b)	100%	61	61	Hawaiian Electric Company	2041
Pine Forest (b)	50%	300	150	Various	2040 - 2045
Rosamond Central (b)	50%	192	96	Various	2038 - 2047

		Capacity
	Percentage	Rated	Net	Contract
Facilities	Ownership	MW	MW (a)	Counterparty	Expiration
Rosamond South I (b)	50%	140	70	Various	2040
Shoreham (b) (c)	100%	25	25	Long Island Power Authority	2038
Texas Solar Nova 1 (b)	50%	252	126	Verizon	2042
Texas Solar Nova 2 (b)	50%	200	100	Verizon	2042
Victory Pass (b)	40%	200	80	Various	2039
Waiawa (b)	50%	36	18	Hawaiian Electric Company	2043
Other Utility Scale Solar	100%	175	175	Various	2029 - 2038
Total Utility Scale Solar		4,730	2,889
Utility Scale BESS
Arica (b)	40%	136	54	Various	2039 - 2041
Daggett 1 (b)	100%	114	114	SDG&E	2040
Daggett 2 (b)	25%	131	33	Various	2038
Daggett 3 (b)	25%	149	37	Various	2033 - 2038
Honeycomb Portfolio (b)	100%	320	320	PacifiCorp	2046
Mililani I (b)	50%	39	20	Hawaiian Electric Company	2042
Pine Forest (b)	50%	200	100	N/A
Rosamond Central (b)	50%	147	74	SCE	2039
Rosamond South I (b)	50%	117	59	Various	2035 - 2040
Victory Pass (b)	40%	50	20	Various	2039
Waiawa (b)	50%	36	18	Hawaiian Electric Company	2043
Total Utility Scale BESS		1,439	849
Distributed Solar
Cardinal Portfolio (c)	100%	239	239	Various	2027 - 2040
Cardinal Portfolio JV (c)	50%	130	65	Various	2033 - 2041
DGPV Funds (b)	100%	286	286	Various	2030 - 2044
Solar Power Partners (SPP)	100%	24	24	Various	2026 - 2037
Other DG Facilities	100%	20	20	Various	2026 - 2039
Total Distributed Solar		699	634
Utility Scale Wind
Alta I - V	100%	720	720	SCE	2035
Alta X - XI	100%	227	227	SCE	2038
Black Rock (b)	50%	115	58	Toyota and Google	2036
Broken Bow	100%	80	80	Nebraska Public Power District	2032
Cedar Creek (b)	100%	160	160	PacifiCorp	2049
Cedro Hill (b)	100%	160	160	CPS Energy	2045
Crofton Bluffs	100%	42	42	Nebraska Public Power District	2032
Dan’s Mountain (b)	50%	55	28	Constellation Energy Generation	2037
Elbow Creek (b)	100%	122	122	Various	2041
Elkhorn Ridge	66.7%	81	54	Nebraska Public Power District	2029
Goat Mountain (e)	99%	150	149	N/A
Langford (b)	100%	160	160	Various	2041
Laredo Ridge	100%	81	81	Nebraska Public Power District	2031
Mesquite Sky (b)	50%	340	170	Various	2041
Mesquite Star (b)	50%	419	210	Various	2032 - 2035
Mountain Wind 1	100%	61	61	PacifiCorp	2033
Mountain Wind 2	100%	80	80	PacifiCorp	2033
Ocotillo	100%	55	55	N/A

		Capacity
	Percentage	Rated	Net	Contract
Facilities	Ownership	MW	MW (a)	Counterparty	Expiration
Pinnacle (b)	100%	54	54	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (f)	100%	160	160	Avista Corporation	2040
San Juan Mesa	75%	120	90	Southwestern Public Service Company	2026
Sleeping Bear	100%	95	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	101	AEP Energy Partners	2029
Spring Canyon II and III	100%	63	63	Platte River Power Authority	2039
Taloga	100%	130	130	Oklahoma Gas & Electric	2031
Tuolumne	100%	137	137	Turlock Irrigation District	2040
Wildorado (b)	100%	161	161	Southwestern Public Service Company	2030
Other Utility Scale Wind	100%	105	105	Various	2027 - 2033
Total Wind		4,234	3,713
Total Clearway Energy LLC		13,872	10,665

(a) For owned facilities, net capacity represents the maximum, or rated, generating or storage capacity of the facility multiplied by the Company’s percentage ownership in the facility as of June 30, 2026.
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

Significant Events
Third-Party Acquisitions
•On March 30, 2026, the Company, through its indirect subsidiaries, Cardinal Purchaser LLC and Cardinal JV Purchaser LLC, completed the acquisition of the Cardinal Portfolio for net cash consideration of $322 million, which includes post-closing adjustments of $2 million. Of the net consideration, $242 million was paid by Cardinal Purchaser LLC related to facilities consolidated by the Company and $80 million was paid by Cardinal JV Purchaser LLC related to facilities held through a joint venture with a third-party investor, recorded as an equity method investment. After factoring in cash acquired, transaction expenses and proceeds from the related financing activities, the Company estimates its net capital investment in the Cardinal Portfolio will be approximately $240 million. See Note 3, Acquisitions, for further discussion of the transaction.
Financing Activities
•The Company completed restructuring activities related to certain long-term commodity contracts associated with the Elbow Creek, Langford and Mesquite Sky wind facilities. In connection with each restructuring, the Company entered into a new 15-year PPA with a commercial or investment-grade counterparty. See Note 7, Long-term Debt, for further discussion of the restructuring activities.
•On May 1, 2026, when the Honeycomb Portfolio BESS facilities reached substantial completion, the Company paid $81 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of Honeycomb TargetCo from Clearway Renew, which occurred on October 15, 2025. The Company’s total capital investment in Honeycomb TargetCo was $97 million. Also, on May 1, 2026, the tax equity investor in Honeycomb TE Holdco LLC contributed an additional $254 million, which was utilized along with the $60 million previously held in escrow, to repay the tax equity bridge loan and to pay associated fees with the remaining proceeds distributed to CEG. See Note 7, Long-term Debt, for further discussion of the transaction.
•On March 30, 2026, the Company, through its indirect subsidiary, Cardinal Investment Holdco LLC, borrowed $100 million under a new financing arrangement that was entered into in February 2026 to partially fund the acquisition of the Cardinal Portfolio. In connection with the acquisition, the Company also assumed non-recourse facility-level debt associated with certain of the acquired facilities. On April 27, 2026, the Company made an early partial repayment of $17 million of the assumed facility-level debt. See Note 7, Long-term Debt, for further discussion of the financing arrangement and assumed non-recourse facility-level debt.
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

Regulatory Matters
The Company’s regulatory matters are described in Item 1, Business — Regulatory Matters and Item 1A, Risk Factors, of the Company’s 2025 Form 10-K.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended June 30,			Six months ended June 30,
(In millions)	2026	2025	Change	2026	2025	Change
Operating Revenues
Energy and capacity revenues	$505	$428	$77	$863	$761	$102
Other revenues	25	22	3	41	42	(1)
Contract amortization	(51)	(45)	(6)	(101)	(89)	(12)
Mark-to-market for economic hedges	2	(13)	15	32	(24)	56
Total operating revenues	481	392	89	835	690	145
Operating Costs and Expenses
Cost of fuels	2	1	1	3	3	—
Operations and maintenance	118	100	18	224	193	31
Other costs of operations	29	29	—	56	56	—
Depreciation, amortization and accretion	196	163	33	377	326	51
General and administrative	14	10	4	25	20	5
Transaction and integration costs	5	2	3	12	5	7
Total operating costs and expenses	364	305	59	697	603	94
Operating Income	117	87	30	138	87	51
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	11	7	4	16	12	4
Other income, net	8	8	—	16	15	1
Loss on debt extinguishment	(3)	—	(3)	(5)	—	(5)
Derivative interest income (expense)	7	2	5	7	(32)	39
Other interest expense	(112)	(85)	(27)	(213)	(167)	(46)
Total other expense, net	(89)	(68)	(21)	(179)	(172)	(7)
Net Income (Loss)	28	19	9	(41)	(85)	44
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(229)	(45)	(184)	(413)	(144)	(269)
Net Income Attributable to Clearway Energy LLC	$257	$64	$193	$372	$59	$313

	Three months ended June 30,		Six months ended June 30,
Business metrics:	2026	2025	2026	2025
Solar MWh generated/sold (in thousands) (a)	3,585	2,800	5,882	4,718
Wind MWh generated/sold (in thousands) (a)	3,282	3,145	6,256	6,144
Solar & Wind MWh generated/sold (in thousands) (a) (b)	6,867	5,945	12,138	10,862
Solar weighted-average capacity factor (c)	35.6%	36.9%	30.4%	31.3%
Wind weighted-average capacity factor (d)	36.8%	33.6%	35.4%	33.6%
Flexible Generation MWh generated (in thousands)	55	55	89	120
Flexible Generation equivalent availability factor	97.5%	95.0%	93.1%	92.2%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) MWh generated/sold includes 651 and 354 MWh (in thousands) associated with curtailment activities for the three months ended June 30, 2026 and 2025, respectively, and 1,027 and 790 for the six months ended June 30, 2026 and 2025, respectively.
(c) Typical average capacity factors for solar facilities is 25%. The weighted-average capacity factors can vary based on seasonality and weather.
(d) Typical average capacity factors for wind facilities is 25-45%. The weighted-average capacity factors can vary based on seasonality and weather.

Management’s Discussion of the Results of Operations for the Three Months Ended June 30, 2026 and 2025
Operating Revenues
Operating revenues increased by $89 million during the three months ended June 30, 2026, compared to the same period in 2025, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by the Daggett 1 BESS, Luna Valley solar, Pine Forest solar and BESS and Rosamond South I solar and BESS acquisitions, which reached commercial operations in the second half of 2025, the Honeycomb BESS facilities which reached commercial operations in April 2026, as well as the Catalina solar and Cardinal solar acquisitions in July 2025 and March 2026, respectively.	$73
	Increase primarily driven by the Tuolumne wind acquisition in April 2025, as well as the Dan’s Mountain wind acquisition, which reached commercial operations in May 2025.	7
Contract amortization	Decrease primarily driven by additional amortization from the Tuolumne wind, Catalina solar and Cardinal solar acquisitions in April 2025, July 2025 and March 2026, respectively.	(6)
Mark-to-market economic hedging activities	Increase in heat rate call option contracts primarily driven by changes in forward power and natural gas market prices.	36
	Decrease primarily driven by an increase in forward power prices in the ERCOT market.	(17)
	Decrease driven by the Mt. Storm hedge buy-out, which occurred during the second and third quarters of 2025.	(4)
		$89
Operations and Maintenance Expense
Operations and maintenance expense increased by $18 million during the three months ended June 30, 2026, compared to the same period in 2025, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by the solar and BESS acquisitions referenced above.	$13
	Increase driven by the Tuolumne wind acquisition in April 2025.	5
		$18
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion increased by $33 million during the three months ended June 30, 2026, compared to the same period in 2025, primarily due to the solar and BESS acquisitions referenced above.
Interest Expense
Interest expense increased by $22 million during the three months ended June 30, 2026, compared to the same period in 2025, primarily due to the following:

(In millions)
Increase in interest expense for the Renewables & Storage segment primarily due to an increase in principal balances from the solar and BESS acquisitions referenced above	$19
Increase in interest expense for the Corporate segment primarily due to the issuance of the 2034 Senior Notes	8
Change in fair value of interest rate swaps due to changes in interest rates	(5)
$22

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the three months ended June 30, 2026, the Company had a net loss of $229 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Daggett 1 TE Holdco LLC, Honeycomb TE Holdco LLC and Pine Forest TE HoldCo LLC HLBV losses)	$(244)
Income attributable to third-party partnerships	15
$(229)
For the three months ended June 30, 2025, the Company had a net loss of $45 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(41)
Losses attributable to third-party partnerships	(4)
$(45)

Management’s Discussion of the Results of Operations for the Six Months Ended June 30, 2026 and 2025
Operating Revenues
Operating revenues increased by $145 million during the six months ended June 30, 2026, compared to the same period in 2025, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by the Daggett 1 BESS, Luna Valley solar, Pine Forest solar and BESS and Rosamond South I solar and BESS acquisitions, which reached commercial operations in the second half of 2025, the Honeycomb BESS facilities, which reached commercial operations in April 2026, and the Catalina solar and Cardinal solar acquisitions in July 2025 and March 2026, respectively.	$105
	Increase driven by the Tuolumne wind acquisition in April 2025, as well as the Dan’s Mountain wind acquisition, which reached commercial operations in May 2025.	18
	Increase driven by higher wind resource at certain facilities.	9
	Decrease driven by lower wind production at the Alta facilities due to lower wind resource in 2026 and the long-term enhancement program at Alta II-V that is expected to be completed in the second half of 2026.	(24)
	Decrease driven by the Mt. Storm wind sale to Clearway Renew in October 2025 in connection with the repowering.	(9)
Flexible Generation Segment	Increase reflects normal operating variability.	2
Contract amortization	Decrease primarily driven by additional amortization from the Tuolumne wind, Catalina solar and Cardinal solar acquisitions in April 2025, July 2025 and March 2026, respectively.	(12)
Mark-to-market economic hedging activities	Increase primarily driven by a decrease in forward power prices in the ERCOT market.	40
	Increase in heat rate call option contracts primarily driven by changes in forward power and natural gas market prices.	27
	Decrease driven by the Mt. Storm hedge buy-out, which occurred during the second and third quarters of 2025.	(11)
		$145
Operations and Maintenance Expense
Operations and maintenance expense increased by $31 million during the six months ended June 30, 2026, compared to the same period in 2025, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by the solar and BESS acquisitions referenced above.	$26
	Increase driven by the Tuolumne wind acquisition in April 2025.	5
		$31
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion increased by $51 million during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to the solar and BESS acquisitions referenced above.

Interest Expense
Interest expense increased by $7 million during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to the following:

(In millions)
Increase in interest expense for the Renewables & Storage segment primarily due to an increase in principal balances from the solar and BESS acquisitions referenced above	$30
Increase in interest expense for the Corporate segment primarily due to the issuance of the 2034 Senior Notes	16
Change in fair value of interest rate swaps due to changes in interest rates	(39)
$7
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the six months ended June 30, 2026, the Company had a net loss of $413 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Daggett 1 TE Holdco LLC, Luna Valley TE Holdco LLC, Honeycomb TE Holdco LLC and Pine Forest TE HoldCo HLBV losses)	$(540)
Income attributable to third-party partnerships (primarily from the equity pickup of Pine Forest TE HoldCo LLC HLBV losses)	127
$(413)
For the six months ended June 30, 2025, the Company had a net loss of $144 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Cedro Hill TE Holdco, Rosie TE HoldCo LLC, TSN1 TE Holdco LLC and VP-Arica TE Holdco LLC HLBV losses)	$(138)
Losses attributable to third-party partnerships	(6)
$(144)

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
Current Liquidity Position
As of June 30, 2026 and December 31, 2025, the Company’s liquidity was approximately $984 million and $1,061 million, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

(In millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents:
Clearway Energy LLC, excluding subsidiaries	$3	$37
Subsidiaries	247	194
Restricted cash:
Operating accounts	130	146
Reserves, including debt service, distributions, performance obligations and other reserves	162	441
Total cash, cash equivalents and restricted cash	542	818
Revolving credit facility availability	442	243
Total liquidity	$984	$1,061
The Company’s liquidity includes $292 million and $587 million of restricted cash balances as of June 30, 2026 and December 31, 2025, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s facilities that are restricted in their use. As of June 30, 2026, these restricted funds were comprised of $130 million designated to fund operating expenses, approximately $40 million designated for current debt service payments and $90 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $32 million is held in distribution reserve accounts. In January 2026, the Company distributed $174 million to the tax equity investor in Rosie South TE Holdco LLC related to transferable ITCs for the Rosamond South I solar and BESS facility that were included in restricted cash as of December 31, 2025.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of June 30, 2026, the Company had $60 million in outstanding borrowings under the revolving credit facility and $198 million in letters of credit outstanding. During January 2026, the Company repaid $361 million in outstanding borrowings under the revolving credit facility utilizing the proceeds from the sale of the 2034 Senior Notes. During July 2026, the Company borrowed an additional $45 million under the revolving credit facility and subsequently repaid $50 million. As of July 31, 2026, the Company had $55 million in outstanding borrowings under the revolving credit facility. The facility will continue to be used for general corporate purposes including financing of future investments or acquisitions and posting letters of credit.
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
Credit Ratings
Credit rating agencies rate a firm’s public debt securities. These ratings are utilized by the debt markets in evaluating a firm’s credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Company’s ability to pay principal, interest and preferred dividends. Rating agencies evaluate a firm’s industry, cash flow, leverage, liquidity and hedge profile, among other factors, in their credit analysis of a firm’s credit risk. As of June 30, 2026, the Company’s 2028 Senior Notes, 2031 Senior Notes, 2032 Senior Notes and 2034 Senior Notes were rated BB by S&P and Ba2 by Moody’s.

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
Goat Mountain Repowering Financing — On February 27, 2026, the Company, through its indirect subsidiaries, Goat Mountain Class B Holdco LLC and Goat Wind LLC, as co-borrowers, entered into a financing arrangement for non-recourse debt for a total commitment of $703 million, which consists of a construction loan that converts to a five-year term loan upon substantial completion of the repowering, as well as bridge loans to be repaid with the proceeds from the tax equity investor. The construction loan and bridge loans bear interest at a rate of SOFR plus 1.50% and mature on the term conversion date. The initial borrowing of $140 million was primarily used to fund costs associated with the Goat Mountain repowering, including payments under the development services agreement, deferred debt issuance costs and capital expenditures. In June 2026, the Company paid the remaining $36 million due under the development services agreement. Under the financing arrangement, the Company borrowed $231 million through June 30, 2026. The Company estimates that its total capital investment in the Goat Mountain repowering will be $200 million, subject to closing adjustments.
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
Direct Stock Purchase Plan, or DSPP — In January 2026, Clearway, Inc. issued 1,445,244 shares of Class C common stock under the DSPP for gross proceeds of $50 million and incurred fees of less than $1 million, which were exchanged for 1,445,244 of the Company’s Class C units. As of June 30, 2026, 1,061,554 shares of Clearway, Inc.’s Class C common stock remained available for issuance under the DSPP.
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
For the six months ended June 30, 2026, the Company used approximately $159 million to fund capital expenditures, including growth expenditures of $154 million, primarily in the Renewables & Storage segment, funded through construction-related financing. Growth capital expenditures included $72 million incurred in connection with the Honeycomb Portfolio BESS facilities, $51 million incurred in connection with the repowering of the Goat Mountain wind facility, $21 million incurred in connection with the Pine Forest solar and BESS facility and $10 million incurred by other facilities. In addition, the Company incurred $5 million of maintenance capital expenditures, which is net of credits received.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.

Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2026, the Company has several investments with an ownership interest percentage of 50% or less. GenConn is a VIE for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $351 million as of June 30, 2026. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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
Third-Party Acquisition
Cardinal Portfolio Acquisition — On March 30, 2026, the Company, through its indirect subsidiaries, Cardinal Purchaser LLC and Cardinal JV Purchaser LLC, completed the acquisition of the Cardinal Portfolio for net cash consideration of $322 million, which includes post-closing adjustments of $2 million. Of the net consideration, $242 million was paid by Cardinal Purchaser LLC related to facilities consolidated by the Company and $80 million was paid by Cardinal JV Purchaser LLC related to facilities held through a joint venture with a third-party investor. The Cardinal Portfolio has a weighted average remaining contract duration of approximately 10 years. The acquisition was funded with $100 million in borrowings under the new financing arrangement entered into in connection with the acquisition, as well as existing sources of liquidity.
In connection with the acquisition, the Company also assumed non-recourse facility-level debt associated with certain of the acquired facilities. On April 27, 2026, the Company made an early partial repayment of $17 million of the assumed facility-level debt. After factoring in cash acquired, transaction expenses and proceeds from the related financing activities, the Company estimates its net capital investment in the Cardinal Portfolio will be approximately $240 million.
Drop Down Transactions
Honeycomb Portfolio Drop Down — On May 1, 2026, when the Honeycomb Portfolio BESS facilities reached substantial completion, the Company paid $81 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of Honeycomb TargetCo LLC, or Honeycomb TargetCo, from Clearway Renew, which occurred on October 15, 2025. The Company’s additional purchase price was funded with existing sources of liquidity. The Company’s total capital investment in Honeycomb TargetCo was $97 million. Also, on May 1, 2026, the tax equity investor in Honeycomb TE Holdco LLC contributed an additional $254 million, which was utilized along with the $60 million previously held in escrow, to repay the tax equity bridge loan and to pay associated fees with the remaining proceeds distributed to CEG. Prior to substantial completion being reached, the Company borrowed an additional $71 million in construction loans during 2026, and on May 1, 2026, the total outstanding construction loans were converted to a term loan.
Pine Forest — On January 15, 2026, the Company repaid the $231 million outstanding on the tax credit transfer bridge loan utilizing the proceeds received from Pine Forest TE HoldCo LLC’s sale of transferable ITCs and distributed the remaining $51 million to CEG, as further described in Note 7, Long-term Debt.
Commodity Contract Restructuring Transactions
The Company completed the following restructuring activities related to certain long-term commodity contracts associated with its wind facilities. In connection with each restructuring, the Company entered into a new 15-year PPA with a commercial or investment-grade counterparty. The new PPAs are fixed-price, unit-contingent arrangements that contract all available output from the applicable facilities, replacing legacy defined-quantity hedge structures that exposed the facilities to volumetric risk and merchant market pricing for a portion of generation. As a result, the new PPAs are expected to reduce volumetric exposure and increase the predictability of future cash flows from the facilities.

Elbow Creek Restructuring — On June 25, 2026, the Company restructured its existing energy‑related commodity contract associated with the Elbow Creek wind facility, which resulted in an in‑substance financing to settle existing derivative liabilities over time. As a result of the restructuring, the Company derecognized derivative liabilities with a fair value of $46 million, as well as $8 million owed to the counterparty that was previously included in other non‑current liabilities. The Company also paid $20 million, which was used to settle the non-current liability and partially settle the outstanding derivative liability, resulting in a term financing obligation with an initial carrying amount of $34 million. The financing obligation is repaid through fixed monthly payments beginning in July 2026 and matures on October 31, 2032. Total payments over the term of the arrangement are $40 million, which implies an effective interest rate of approximately 5.493%.
Langford Restructuring — On June 10, 2026, the Company restructured its existing energy‑related commodity contract associated with the Langford wind facility, which resulted in an in‑substance financing to settle existing derivative liabilities over time. As a result of the restructuring, the Company derecognized derivative liabilities with a fair value of $62 million and recognized a term financing obligation with an initial carrying amount of $62 million. The financing obligation is repaid through fixed monthly payments beginning in July 2026 and matures on June 30, 2033. Total payments over the term of the arrangement are $75 million, which implies an effective interest rate of approximately 5.749%.
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
The following table lists the distributions paid on the Company’s Class A, B, C and D units during the six months ended June 30, 2026:

	Second Quarter 2026	First Quarter 2026
Distributions per Class A unit	$—	$0.4602
Distributions per Class B, C and D unit	0.4676	0.4602
As a result of the Class A Conversion discussed in Note 8, Members’ Equity, the Company no longer has any Class A units outstanding, and holders of the Company’s former Class A units converted into Class C units remain entitled to receive distributions, if declared by the Company, on the same basis as prior to the conversion.
On August 4, 2026, the Company declared a distribution on its Class B, Class C and Class D units of $0.4750 per unit payable on September 15, 2026 to unit holders of record as of September 1, 2026.

Cash Flow Discussion
The following tables reflect the changes in cash flows for the comparative periods:

	Six months ended June 30,
	2026	2025	Change
	(In millions)
Net cash provided by operating activities	$335	$283	$52
Net cash used in investing activities	(657)	(398)	(259)
Net cash provided by financing activities	46	168	(122)
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Partial buy-down of the Mt. Storm commodity contract in 2025, offset by partial buy-down of the Elbow Creek commodity contract in 2026	$23
Increase from changes in working capital primarily driven by the timing of accounts receivable collections and payments of current liabilities, including accounts payable and accrued liabilities	14
Increase in operating income after adjusting for non-cash items	13
Increase in distributions from unconsolidated affiliates	2
$52
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments for equipment deposits and asset purchases from affiliate in 2026 related to the Goat Mountain repowering	$(112)
Investments in unconsolidated affiliates in 2026 related to the Cardinal Portfolio JV	(91)
Increase in capital expenditures	(27)
Increase in cash paid for third party acquisitions, net of cash acquired	(15)
Increase in cash paid for Drop Down Assets, net of cash acquired	(4)
Decrease in return of investment from unconsolidated affiliates	(2)
Other	(8)
$(259)
Net Cash Provided by Financing Activities

Changes in net cash provided by financing activities were driven by:	(In millions)
Increase in payments for the revolving credit facility and decrease in proceeds from the revolving credit facility	$(413)
Decrease in contributions from noncontrolling interests, Clearway, Inc. and CEG, net of distributions	(226)
Increase in payments of debt issuance costs	(20)
Increase in distributions paid to unit holders	(14)
Increase in proceeds from issuance of long-term debt and payments for long-term debt	489
Proceeds from the exchange of Class C units in connection with issuances under the DSPP in 2026	50
Pro-rata distributions to Clearway, Inc. and CEG in 2025	16
Other	(4)
$(122)

Fair Value of Derivative Instruments
The Company may enter into energy-related commodity contracts to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2026, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2026. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2025	$(204)
Contracts realized, restructured or otherwise settled during the period	219
Contracts added during the period	6
Changes in fair value	79
Fair value of contracts as of June 30, 2026	$100

	Fair value of contracts as of June 30, 2026
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$31	$107	$21	$3	$162
Level 3	2	(19)	(32)	(13)	(62)
Total	$33	$88	$(11)	$(10)	$100
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the long-term power commodity contracts would cause a change of approximately $1 million to the net value of the related derivatives as of June 30, 2026.
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
If all of the interest rate swaps had been discontinued on June 30, 2026, the counterparties would have owed the Company $158 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2026, a change of 1%, or 100 basis points, in interest rates would result in an approximately $3 million change in market interest expense on a rolling twelve-month basis.
As of June 30, 2026, the fair value of the Company’s debt was $8,791 million and the carrying value was $9,145 million. The Company estimates that a decrease of 1%, or 100 basis points, in market interest rates would have increased the fair value of its long-term debt by approximately $317 million.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2026, there were changes in internal control over financial reporting, specifically, modifications to certain existing internal controls and implementation of new controls and procedures as a result of CEG’s successful implementation of a new enterprise resource planning, or ERP, application to support its core business processes and data. The Company continues to evaluate the operating effectiveness of impacted internal controls and will continue to monitor and refine its internal control environment as appropriate.
Other than the matter described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
Insider Trading Plans
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CLEARWAY ENERGY LLC (Registrant)

/s/ CRAIG CORNELIUS
Craig Cornelius
President and Chief Executive Officer (Principal Executive Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: August 5, 2026	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)